Form 10-Q
period 2021-02-28
LANDEC CORP \CA\
filed 2021-04-08
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended February 28, 2021, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of April 6, 2021, there were 29,332,832 shares of common stock outstanding.

LANDEC CORPORATION
FORM 10-Q
For the Fiscal Quarter Ended February 28, 2021

i

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	February 28, 2021	May 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,248	$360
Accounts receivable, less allowance for credit losses	69,577	76,206
Inventories	76,779	66,311
Prepaid expenses and other current assets	14,323	14,230
Total Current Assets	162,927	157,107

Investment in non-public company, fair value	45,100	56,900
Property and equipment, net	168,693	192,338
Operating leases	23,528	25,321
Goodwill	69,386	69,386
Trademarks/tradenames, net	25,328	25,328
Customer relationships, net	11,288	12,777
Other assets	3,573	2,156
Total Assets	$509,823	$541,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$56,323	$51,647
Accrued compensation	11,218	9,034
Other accrued liabilities	11,186	9,978
Current portion of lease liabilities	4,027	4,423
Deferred revenue	1,595	352
Line of credit	41,000	77,400
Current portion of long-term debt, net	—	11,554
Total Current Liabilities	125,349	164,388

Long-term debt, net	145,051	101,363
Long-term lease liabilities	24,430	26,378
Deferred taxes, net	6,608	13,588
Other non-current liabilities	3,761	4,552
Total Liabilities	305,199	310,269

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 29,323 and 29,224 shares issued and outstanding at February 28, 2021 and May 31, 2020, respectively	29	29
Additional paid-in capital	164,865	162,578
Retained earnings	41,446	71,245
Accumulated other comprehensive loss	(1,716)	(2,808)
Total Stockholders’ Equity	204,624	231,044
Total Liabilities and Stockholders’ Equity	$509,823	$541,313

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Product sales	$137,782	$152,928	$404,328	$434,235
Cost of product sales	118,093	132,881	347,657	383,338
Gross profit	19,689	20,047	56,671	50,897
Operating costs and expenses:
Research and development	2,562	2,747	7,643	8,390
Selling, general and administrative	15,220	18,783	49,227	54,000
Legal settlement charge	—	—	1,763	—
Restructuring costs	2,700	13,528	12,766	13,934
Total operating costs and expenses	20,482	35,058	71,399	76,324
Operating loss	(793)	(15,011)	(14,728)	(25,427)

Dividend income	281	281	844	843
Interest income	13	46	31	96
Interest expense, net	(4,178)	(2,211)	(10,326)	(6,455)
Loss on debt refinancing	(1,110)	—	(1,110)	—
Other income (expense), net	72	67	(11,736)	61
Net loss before tax	(5,715)	(16,828)	(37,025)	(30,882)
Income tax benefit	217	5,310	7,226	7,840
Net loss	$(5,498)	$(11,518)	$(29,799)	$(23,042)

Net loss per common share:
Basic	$(0.19)	$(0.39)	$(1.02)	$(0.79)
Diluted	$(0.19)	$(0.39)	$(1.02)	$(0.79)

Shares used in per share computation:
Basic	29,323	29,170	29,282	29,155
Diluted	29,323	29,170	29,282	29,155

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on interest rate swaps (net of tax effect of $(99), $124, $(327), and $305)	$387	$(411)	$1,092	$(896)
Other comprehensive income (loss), net of tax	387	(411)	1,092	(896)
Total comprehensive loss	$(5,111)	$(11,929)	$(28,707)	$(23,938)

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share amounts)

Three and Nine Months Ended February 28, 2021
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 31, 2020	29,224	$29	$162,578	$71,245	$(2,808)	$231,044
Issuance of stock under stock plans	18	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(82)	—	—	(82)
Stock-based compensation	—	—	892	—	—	892
Net loss	—	—	—	(11,000)	—	(11,000)
Other comprehensive income, net of tax	—	—	—	—	304	304
Balance at August 30, 2020	29,242	29	163,388	60,245	(2,504)	221,158
Issuance of stock under stock plans	81	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(215)	—	—	(215)
Stock-based compensation	—	—	895	—	—	895
Net loss	—	—	—	(13,301)	—	(13,301)
Other comprehensive income, net of tax	—	—	—	—	401	401
Balance at November 29, 2020	29,323	29	164,068	46,944	(2,103)	208,938
Stock-based compensation	—	—	797	—	—	797
Net loss	—	—	—	(5,498)	—	(5,498)
Other comprehensive income, net of tax	—	—	—	—	387	387
Balance at February 28, 2021	29,323	$29	$164,865	$41,446	$(1,716)	$204,624

Three and Nine Months Ended February 23, 2020
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 26, 2019	29,102	$29	$160,341	$109,710	$64	$270,144
ASC 842 transition adjustment	—	—	—	(274)	—	(274)
Issuance of stock under stock plans	44	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(55)	—	—	(55)
Stock-based compensation	—	—	528	—	—	528
Net loss	—	—	—	(4,784)	—	(4,784)
Other comprehensive loss, net of tax	—	—	—	—	(612)	(612)
Balance at August 25, 2019	29,146	29	160,814	104,652	(548)	264,947
Issuance of stock under stock plans	17	—	30	—	—	30
Taxes paid by Company for employee stock plans	—	—	(75)	—	—	(75)
Stock-based compensation	—	—	787	—	—	787
Net loss	—	—	—	(6,740)	—	(6,740)
Other comprehensive income, net of tax	—	—	—	—	127	127
Balance at November 24, 2019	29,163	29	161,556	97,912	(421)	259,076
Issuance of stock under stock plans	19	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(45)	—	—	(45)
Stock-based compensation	—	—	566	—	—	566
Net loss	—	—	—	(11,518)	—	(11,518)
Other comprehensive loss, net of tax	—	—	—	—	(411)	(411)
Balance at February 23, 2020	29,182	$29	$162,077	$86,394	$(832)	$247,668

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 28, 2021	February 23, 2020
Cash flows from operating activities:
Consolidated net loss	(29,799)	(23,042)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization of intangibles, debt costs, and right-of-use assets	14,808	13,800
Loss on debt refinancing	1,110	—
Stock-based compensation expense	2,584	1,881
Provision (benefit) for expected credit losses	451	(225)
Deferred taxes	(7,307)	(7,881)
Change in investment in non-public company, fair value	11,800	(200)
Net loss on disposal of property and equipment held and used	39	135
Loss on disposal of property and equipment related to restructuring, net	7,881	11,518
Other, net	(12)	139
Pacific Harvest note receivable reserve	—	1,202
Change in contingent consideration liability	—	(500)
Changes in current assets and current liabilities:
Accounts receivable, net	6,178	27
Inventories	(10,468)	(12,927)
Prepaid expenses and other current assets	350	551
Accounts payable	6,372	11,791
Accrued compensation	2,184	(2,230)
Other accrued liabilities	3,186	1,504
Deferred revenue	1,243	119
Net cash provided by (used in) operating activities	10,600	(4,338)

Cash flows from investing activities:
Proceeds from sales of property and equipment	12,885	2,432
Purchases of property and equipment	(11,383)	(22,118)
Proceeds from collections of notes receivable	—	364
Net cash provided by (used in) investing activities	1,502	(19,322)

Cash flows from financing activities:
Proceeds from long term debt	150,000	27,500
Payments on lines of credit	(119,400)	(77,900)
Payments on long-term debt	(114,095)	(8,094)
Proceeds from lines of credit	83,000	84,400
Payments for debt issuance costs	(9,615)	(766)
Taxes paid by Company for employee stock plans	(297)	(175)
Proceeds from sale of common stock	—	30
Net cash (used in) provided by financing activities	(10,407)	24,995
Net increase in cash and cash equivalents	1,695	1,335
Cash and cash equivalents, beginning of period	553	1,465
Cash and cash equivalents, end of period	$2,248	$2,800

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$1,124	$1,793

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
Basis of Presentation
The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at February 28, 2021, and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (the “Annual Report”).
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
The results of operations for the nine months ended February 28, 2021 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Curation Foods’ business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.
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

(In thousands)	February 28, 2021	May 31, 2020	February 23, 2020	May 26, 2019
Cash and cash equivalents	$2,248	$360	$2,607	$1,080
Restricted cash	—	193	193	385
Cash, cash equivalents and restricted cash	$2,248	$553	$2,800	$1,465

The Company was required to maintain $0.0 million and $0.2 million of restricted cash at February 28, 2021 and May 31, 2020, respectively, related to certain collateral requirements for obligations under its workers' compensation programs. The restricted cash is included in Other assets in the Company’s accompanying Consolidated Balance Sheets.

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following:

(In thousands)	February 28, 2021	May 31, 2020
Finished goods	$41,533	$35,177
Raw materials	26,855	25,856
Work in progress	8,391	5,278
Total	$76,779	$66,311

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
The changes in the Company’s allowance for sales returns and credit losses are summarized in the following table (in thousands):

	Balance at beginning of period	Provisions for expected credit losses	Write offs, net of recoveries	Balance at end of period
Nine months ended February 28, 2021	$438	$451	$(607)	$282

Related Party Transactions
The Company sells and licenses its BreatheWay® food packaging technology to Windset Holdings 2010 Ltd. (“Windset”), in which, as further described in Note 2, the Company has a 26.9% ownership interest. During the three months ended February 28, 2021 and February 23, 2020, the Company recognized revenues of $0.2 million and $0.2 million, respectively. During the nine months ended February 28, 2021 and February 23, 2020, the Company recognized revenues of $0.4 million and $0.4 million, respectively. These amounts have been included in Product sales in the accompanying Consolidated Statements of Comprehensive (Loss) Income. The related receivable balances of $0.2 million and $0.5 million are included in Accounts receivable in the accompanying Consolidated Balance Sheets as of February 28, 2021 and May 31, 2020, respectively.
All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.
Debt Issuance Costs
The Company records its line of credit debt issuance costs as an asset, and as such, $0.6 million and $2.3 million were recorded as Prepaid expenses and other current assets, and Other assets in the accompanying Consolidated Balance Sheets, respectively, as of February 28, 2021, and $0.3 million and $0.5 million, respectively, as of May 31, 2020. The Company records its term debt issuance costs as a contra-liability, and as such, $1.3 million and $5.0 million were recorded as Current portion of long-term debt, and Long-term debt, net in the accompanying Consolidated Balance Sheets, respectively, as of February 28, 2021 and $0.4 million and $0.6 million, respectively, as of May 31, 2020. See Note 6 - Debt for additional disclosure related to our debt refinancing that closed on December 31, 2020 and the related impact on debt issuance costs.

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
For derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, the entire change in the fair value of the hedging instrument is recorded as a component of Accumulated other comprehensive loss (“AOCL”) in Stockholders’ Equity. Those amounts are subsequently reclassified to earnings in the same line item in the Consolidated Statements of Comprehensive (Loss) Income as impacted by the hedged item when the hedged item affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.
During the third quarter of fiscal year 2021, the Company discontinued their hedge accounting prospectively since it was determined that the derivatives are no longer highly effective in offsetting changes in the net investment. The derivatives continue to be carried at fair value in the accompanying Consolidated Balance Sheets with changes in their fair values from the date of discontinued hedge accounting recognized in current period earnings in Other Income (Expense) in the Consolidated Statements of Comprehensive (Loss) Income. Amounts previously accumulated in AOCL during the period of effectiveness will continue to be realized over the remaining term of the underlying forecasted debt payments as a component of AOCL in Stockholders’ Equity.
Accumulated Other Comprehensive Loss
Comprehensive income (loss) consists of two components, net loss and Other comprehensive income (loss) (“OCI”). OCI refers to revenue, expenses, and gains and losses that under GAAP are recorded as a component of stockholders’ equity but are excluded from net loss. The Company’s OCI consists of net deferred gains and losses on its interest rate swap derivative instrument. The components of AOCL, net of tax, are as follows:

(In thousands)	AOCL
Balance as of May 31, 2020	$(2,808)
Other comprehensive loss before reclassifications, net of tax effect	(344)
Amounts reclassified from OCI	1,436
Other comprehensive income, net	$1,092
Balance as of February 28, 2021	$(1,716)

The Company expects to reclassify approximately $1.4 million into earnings in the next 12 months.
Investment in Non-Public Company
On February 15, 2011, the Company made its initial investment in Windset which is reported as an Investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of February 28, 2021 and May 31, 2020. The Company has elected to account for its investment in Windset under the fair value option. See Note 2 – Investment in Non-public Company, for further information.

Assets Held for Sale
In January 2020, the Company decided to divest Curation Foods’ salad dressing plant in Ontario, California (“Ontario”). In the third quarter of fiscal year 2020, the Company (1) designated the fixed assets of its office and manufacturing space located in Ontario, California, as assets held for sale, and (2) recognized a $10.9 million impairment loss. The remaining fair value of $2.6 million is included in Property and equipment, net within the Consolidated Balance Sheet as of May 31, 2020. Liabilities of $0.3 million and $2.9 million related to these assets are included in Current portion of lease liabilities and Long-term lease liabilities, respectively, within the Consolidated Balance Sheet as of May 31, 2020. In the first quarter of fiscal year 2021, the Company sold its interest in Ontario. The Company received net cash proceeds of $4.9 million in connection with the sale and recorded a gain of $2.8 million during the nine months ended February 28, 2021, which is included in Restructuring costs within the Consolidated Statements of Comprehensive (Loss) Income.
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
As of February 28, 2021 and May 31, 2020, the Company held certain assets and liabilities that are required or it elected to be measured at fair value on a recurring basis, including its interest rate swap contracts and its minority interest investment in Windset.
The fair value of the Company’s interest rate swap contracts is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 fair value measurement and is included in Other assets or Other non-current liabilities in the accompanying Consolidated Balance Sheets.
As of February 28, 2021 and May 31, 2020, the Company held certain assets that were required to be measured at fair value on a non-recurring basis. The fair market value of the assets held for sale, less the costs to sell, was $0.0 million and $2.6 million as of February 28, 2021 and May 31, 2020, respectively. The fair market value of Ontario (classified as an asset held for sale) as of May 31, 2020, was based on third-party valuations, which primarily used the market approach, and the inputs utilized were comparable sales of similar assets, which are generally unobservable and are supported by little or no market data, and therefore were classified within Level 3.
The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment. The change in the fair value of the Company’s investment in Windset for the three and nine months ended February 28, 2021, was due to the Company's 26.9% minority interest in the change in the fair market value of Windset during the period.
In determining the fair value of the investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	February 28, 2021 Range (Weighted Average)	May 31, 2020 Range (Weighted Average)
Revenue growth rates	7% (6.9)%	6% to 7% (6.4)%
Expense growth rates	0% to 8% (5.5)%	6% to 8% (6.6)%
Discount rates	10%	12%

The revenue and expense growth rate assumptions are considered to be the Company's best estimate of the trends in those items over the discount period. The discount rate assumption takes into account the risk-free rate of return, the market equity risk premium, and the company’s specific risk premium and then applies an additional discount for lack of liquidity of the underlying securities. The discounted cash flow valuation model used by the Company has the following sensitivity to changes in inputs and assumptions:

(In thousands)	Impact on value of investment in Windset as of February 28, 2021
10% increase in revenue growth rates	$6,000
10% increase in expense growth rates	$(3,200)
10% increase in discount rates	$(1,300)

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

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

(In thousands)	Fair Value at February 28, 2021			Fair Value at May 31, 2020
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets held for sale - nonrecurring	$—	$—	$—	$—	$—	$2,607
Investment in non-public company	—	—	45,100	—	—	56,900
Total assets	$—	$—	$45,100	$—	$—	$59,507
Liabilities:
Interest rate swap contracts	$—	$2,174	$—	$—	$3,578	$—
Total liabilities	$—	$2,174	$—	$—	$3,578	$—

The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value for the nine months ended February 28, 2021:

(In thousands)	Windset Investment
Balance as of May 31, 2020	$56,900
Fair value change	(11,800)
Balance as of February 28, 2021	$45,100

Revenue Recognition
The Company follows the five step, principles-based model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. Revenue, net of estimated allowances and returns, is recognized when or as the Company satisfies its performance obligations under a contract and control of the product is transferred to the customer.
Curation Foods
Curation Foods’ standard terms of sale are generally included in its contracts and purchase orders. Revenue is recognized at the time shipment is made or upon delivery as control of the product is transferred to the customer. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. Curation Foods’ has elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation. Curation Foods’ standard payment terms with its customers generally range from 30 days to 90 days. Certain customers may receive cash-based incentives (including: volume rebates, discounts, and promotions), which are accounted for as variable consideration to Curation Foods’ performance obligations. Curation Foods’ estimates these sales incentives based on the expected amount to be provided to its customers and reduces revenues recognized towards its performance obligations. The Company has not historically had and does not anticipate significant changes in its estimates for variable consideration.
Lifecore
Lifecore generates revenue from two integrated activities: Contract development and manufacturing organization ("CDMO") and Fermentation. CDMO is comprised of aseptic and development services. Lifecore’s standard terms of sale are generally included in its contracts and purchase orders. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. Lifecore has elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation. Lifecore’s standard payment terms with its customers generally range from 30 days to 60 days.
Aseptic
Lifecore provides aseptic formulation and filling of syringes and vials with precisely formulated medical grade HA and non-HA materials for injectable products used for medical purposes. In instances where our customers contract with us to aseptically fill syringes or vials with our HA, the goods are not distinct in the context of the contract. Lifecore recognizes revenue for these products at the point in time when legal title to the product is transferred to the customer, which is at the time that shipment is made or upon delivery of the product.

Development Services
Lifecore provides product development services to assist its customers in obtaining regulatory approval for the commercial sale of their drug product. These services include activities such as technology development, material component changes, analytical method development, formulation development, pilot studies, stability studies, process validation and production of materials for use within clinical studies. The Company’s customers benefit from the expertise of its scientists who have extensive experience performing such tasks.
Each of the promised goods and services are not distinct in the context of the contract as the goods and services are highly interdependent and interrelated. The services described above are significantly affected by each other because Lifecore would not be able to fulfill its promise by transferring each of the goods or services independently.
Revenues generated from development services arrangements are recognized over time as Lifecore is creating an asset without an alternate use as it is unique to the customer. Furthermore, the Company has an enforceable right to payment for the performance completed to date for its costs incurred in satisfying the performance obligation plus a reasonable profit margin. For each of the development activities performed by Lifecore as described above, labor is the primary input (i.e., labor costs represent the majority of the costs incurred in the completion of the services). The Company determined that labor hours are the best measure of progress as it most accurately depicts the effort extended to satisfy the performance obligation over time.
Fermentation
Lifecore manufactures and sells pharmaceutical-grade sodium hyaluronate (“HA”) in bulk form to its customers. The HA produced is distinct as customers are able to utilize the product provided under HA supply contracts when they obtain control. Lifecore recognizes revenue for these products at the point in time when legal title to the product is transferred to the customer, which is at the time that shipment is made or upon delivery of the product to our customer.
The Company disaggregates its revenue by segment based on how it markets its products and services and reviews results of operations. The following tables disaggregate segment revenue by major product lines and services (in thousands):

(In thousands)	Three Months Ended		Nine Months Ended
Curation Foods:	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Fresh packaged salads and vegetables	$94,739	$110,884	$283,341	$325,628
Avocado products	15,378	14,517	47,107	44,738
Technology	440	2,081	1,632	3,540
Total	$110,557	$127,482	$332,080	$373,906

(In thousands)	Three Months Ended		Nine Months Ended
Lifecore:	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Contact development and manufacturing organization	$18,628	$14,004	$53,374	$43,118
Fermentation	8,597	11,442	18,874	17,211
Total	$27,225	$25,446	$72,248	$60,329

Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of February 28, 2021 and May 31, 2020, were $10.6 million and $9.0 million, respectively.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company’s contract liabilities as of February 28, 2021 and May 31, 2020, were $1.1 million and $0.0 million, respectively. Revenue recognized during the three and nine months ended February 28, 2021, that was included in the contract liability balance at the beginning of fiscal year 2021, was $0.0 million.

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
The legal actions consisted of various claims, all of which were settled in fiscal year 2017. As part of the settlement agreement, Pacific Harvest agreed to pay the Company one half of the required settlement payments. As of May 31, 2020, the outstanding balance of the receivable was $1.2 million. The Company makes ongoing estimates relating to the collectability of receivables. A reserve is established for any note when there is reasonable doubt that the principal or interest will be collected in full. The Company may write-off uncollectable receivables after collection efforts are exhausted. During the fiscal year 2020, the Company’s review for collectability concluded that a receivable reserve of $1.2 million would be recorded. The Company's conclusion regarding collectability changed as a result of Pacific Harvest communicating their refusal to pay combined with their bringing claims against the Company. As of February 28, 2021, the reserve balance remained at $1.2 million.
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
At this stage, the ultimate outcome of these or any other investigations, legal actions, or potential claims that may arise from the matters under investigation is uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of net loss after indemnification, or its effect, if any, on its financial statements. Separately, there are indemnification provisions in the purchase agreement that may allow the Company to recover costs for fraud or breach of the purchase agreement from the seller.

During the third quarter of fiscal year 2021 the Company reached a resolution with its insurance carrier that resulted in a recovery of approximately $1.6 million which is recorded as a reduction of selling, general and administrative in the Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended February 28, 2021. Absent further material developments in the investigation, the Company does not expect additional material recovery from the insurance carrier.
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
On February 14, 2020, a complaint was filed against the Company, Curation Foods, the Company's current CEO Albert Bolles, and the Company’s former CFO Gregory Skinner (collectively, the “Landec Parties”), and other defendants in Santa Barbara County Superior Court, entitled Pacific Harvest, Inc., et al. v. Curation Foods, Inc., et al. (No. 20CV00920). The case was brought by Pacific Harvest, Inc. (“Pacific”) and Rancho Harvest, Inc. (“Rancho”), two related companies that have provided labor and employee staffing services to Curation Foods. Among other things, Pacific and Rancho allege that Curation Foods wrongfully decreased its use of Pacific’s staffing services and misappropriated Pacific’s trade secrets when Curation Foods increased its use of another staffing company and transitioned Pacific’s employees to the other staffing company. Pacific and Rancho also allege that Curation Foods breached agreements between the parties related to a loan from Curation Foods, on which Pacific and Rancho have ceased making payments. Pacific Harvest and Rancho assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contracts and potential economic advantage, misappropriation of trade secrets under California’s Uniform Trade Secrets Act, business practices in violation of California Unfair Competition Law, fraud, defamation, violation of California Usury Law, breach of fiduciary duty, and declaratory relief regarding the parties’ rights and obligations under certain of the parties’ contracts. The Landec Parties have not yet responded to the complaint, and the parties have filed stipulations to continue the time for allowing Pacific and Rancho to file an amended complaint. Subsequent to the third quarter of fiscal year 2021, on March 15, 2021, the Company executed a settlement agreement related to this matter. The loss contingency of approximately $1.8 million that was realized is after considering the total settlement amount and insurance recoveries, and this amount is included in Legal settlement charge in the Consolidated Statements of Comprehensive (Loss) Income for the nine months ended February 28, 2021, and is consistent with the estimated amounts recorded during the second quarter of fiscal 2021. The Company expects that the final settlement amount will be paid to the plaintiffs by Curation Foods (and separately by its co-defendants and insurers) by April 14, 2021. Pursuant to the settlement agreement, the plaintiffs are expected to request that the case be dismissed within five days of receiving the payment.

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
Under ASC 326, the Company changed its policy for assessing credit losses to include consideration of a broader range of information to estimate credit losses over the life of its financial assets. As of February 28, 2021 the financial assets of the Company within the scope of the assessment comprised of trade accounts receivable, contract assets, and deposits. See the Accounts Receivable and Sales Returns and Allowance for Credit Losses section within Note 1 for further discussion of the Company's accounting for credit losses.

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
The fair value of the Company’s investment in Windset was determined utilizing the Windset Purchase Agreement’s put and call calculation for value and a discounted cash flow model based on projections developed by Windset that were reviewed by Landec, and considers the put and call conversion options. These features impact the duration of the cash flows utilized to derive the estimated fair values of the investment. These two discounted cash flow models’ estimate for fair value are then weighted. Assumptions included in these discounted cash flow models will be evaluated quarterly based on Windset’s actual and projected operating results to determine the change in fair value.

During the three months ended February 28, 2021 and February 23, 2020, the Company recorded $0.3 million and $0.3 million, respectively, in dividend income. During the nine months ended February 28, 2021 and February 23, 2020, the Company recorded $0.8 million and $0.8 million, respectively, in dividend income. The change in the fair market value of the Company’s investment in Windset for the three months ended February 28, 2021 and February 23, 2020, was $0.0 million and $0.0 million, respectively. The change in the fair market value of the Company’s investment in Windset for the nine months ended February 28, 2021 and February 23, 2020, was a decrease of $11.8 million and an increase of $0.2 million, respectively, and is included in Other income (expense) in the accompanying Consolidated Statements of Comprehensive (Loss) Income. The change in the fair market value of the Company's investment in Windset for the nine months ended February 28, 2021 was primarily due to changes in the financial assumptions relating to EBITDA, non-productive assets, and debt levels.

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
During the three months ended February 28, 2021, the Company granted 100,000 options to purchase shares of common stock and awarded 17,500 RSUs. During the nine months ended February 28, 2021, the Company granted 672,600 options to purchase shares of common stock and awarded 188,225 RSUs.
As of February 28, 2021, the Company has reserved 4.1 million shares of common stock for future issuance under its current and former equity plans.
Stock-Based Compensation Expense
The Company’s stock-based awards include stock option grants and RSUs. The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant date and is recognized over the required service period, generally the vesting period.
The following table summarizes stock-based compensation by income statement line item:

	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Cost of sales	$107	$(14)	$289	$42
Research and development	49	10	175	88
Selling, general and administrative	641	570	2,120	1,751
Total stock-based compensation	$797	$566	$2,584	$1,881

As of February 28, 2021, there was $4.1 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.24 years for stock options and 1.56 years for RSUs.
Stock Repurchase Plan
On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan, which allows for the repurchase of up to $10.0 million of the Company’s common stock. The Company may still repurchase up to $3.8 million of the Company’s common stock under the Company’s stock repurchase plan. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the nine months ended February 28, 2021, the Company did not purchase any shares on the open market.

4.    Diluted Earnings Per Share
The following table sets forth the computation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Numerator:
Net loss applicable to Common Stockholders	$(5,498)	$(11,518)	$(29,799)	$(23,042)

Denominator:
Weighted average shares for basic net loss per share	29,323	29,170	29,282	29,155
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—	—
Weighted average shares for diluted net loss per share	29,323	29,170	29,282	29,155

Diluted net loss per share	$(0.19)	$(0.39)	$(1.02)	$(0.79)

Due to the Company’s net loss for the three and nine months ended February 28, 2021 and February 23, 2020, the net loss per share includes only weighted average shares outstanding. For the three and nine months ended February 28, 2021, the computation of the diluted net loss per share excludes the impact of options to purchase 2.4 million and 2.2 million shares of common stock, respectively, as such impacts would be antidilutive for these periods. For the three and nine months ended February 23, 2020, the computation of the diluted net loss per share excludes the impact of options to purchase 1.8 million and 2.2 million shares of common stock, respectively, as such impacts would be antidilutive for these periods.

5.    Income Taxes
The provision for income taxes for the nine months ended February 28, 2021 and February 23, 2020, was a benefit of $7.2 million and $7.8 million, respectively. The effective tax rate for the nine months ended February 28, 2021 and February 23, 2020 was 19.5% and 25%, respectively. The effective tax rate for the nine months ended February 28, 2021, was lower than the statutory federal income tax rate of 21% due to the income tax benefit on the increased forecasted losses, the generation of federal & state R&D credits and impact of states taxes, partially offset by the movement of the valuation allowance recorded against certain deferred tax assets.
As of February 28, 2021 and May 31, 2020, the Company had unrecognized tax benefits of $0.9 million and $0.8 million, respectively. Included in the balance of unrecognized tax benefits as of February 28, 2021 and May 31, 2020, is $0.9 million and $0.7 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.
The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties related to the income tax on the unrecognized tax benefits as of February 28, 2021 and May 31, 2020.
Due to tax attribute carryforwards, the Company is subject to examination for tax years 2017 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 2015 forward, none of which were individually significant.

6.    Debt
Long-term debt, net consists of the following:

(In thousands)	February 28, 2021	May 31, 2020
Term loan	$150,000	$114,000
Total principal amount of long-term debt	150,000	114,000
Less: unamortized debt issuance costs	(4,949)	(1,083)
Total long-term debt, net of unamortized debt issuance costs	145,051	112,917
Less: current portion of long-term debt, net	—	(11,554)
Long-term debt, net	$145,051	$101,363

On September 23, 2016, the Company entered into a Credit Agreement (the "Credit Agreement") with JPMorgan, BMO Harris Bank N.A. ("BMO"), and City National Bank, as lenders (collectively, the “Lenders”), and JPMorgan as administrative agent, pursuant to which the Lenders provided the Company with a $100.0 million revolving line of credit (the “Revolver”) and a $50.0 million term loan facility (the “Term Loan”), guaranteed by each of the Company’s direct and indirect subsidiaries and secured by substantially all of the Company’s assets, with the exception of the Company’s investment in Windset. On October 25, 2019, the Company entered into the Sixth Amendment to the Credit Agreement, which among other things, increased the Term Loan to $120.0 million.
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

On December 31, 2020, the Company refinanced its existing Term Loan and Revolver by entering into two separate Credit Agreements (the "New Credit Agreements") with BMO and Goldman Sachs Specialty Lending Group, L.P. (“Goldman”) and Guggenheim Credit Services, LLC ("Guggenheim"), as lenders (collectively, the “Refinance Lenders”). Pursuant to the credit agreement related to the revolving credit facility, BMO has provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $75.0 million revolving line of credit (the “Refinance Revolver”) and serves as administrative agent of the Refinance Revolver. Pursuant to the credit agreement related to the term loan, Goldman and Guggenheim have provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $170.0 million term loan facility (split equally between Goldman and Guggenheim) (the “Refinance Term Loan”) and Goldman will serve as administrative agent of the Refinance Term Loan. The Refinance Revolver and Refinance Term Loan are guaranteed, and secured by, substantially all of the Company’s and the Company's direct and indirect subsidiaries' assets.

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

In connection with the New Credit Agreements, the Company incurred debt issuance costs from the lender and third-parties of $9.3 million.

Concurrent with the close of the New Credit Agreements, the Company repaid all outstanding borrowings under the current Credit Agreement, and terminated the Credit Agreement. In connection with the repayment of borrowings under the Credit Agreement, the Company recognized a loss in its third quarter of fiscal year 2021 of $1.1 million, as a result of the non-cash write-off of unamortized debt issuance costs related to the refinancing under the New Credit Agreements.
As of February 28, 2021, $41.0 million was outstanding on the Refinance Revolver, at an interest rate of 2.75%. As of February 28, 2021, the Refinance Term Loan had an interest rate of 9.5%. As of February 28, 2021, the Company was in compliance with all financial covenants and had no events of default under the New Credit Agreements.
Derivative Instruments
On November 1, 2016, the Company entered into an interest rate swap contract (the “2016 Swap”) with BMO at a notional amount of $50.0 million. The 2016 Swap had the effect of changing the Company’s previous Term Loan obligation from a variable interest rate to a fixed 30-day LIBOR rate of 1.22%.
On June 25, 2018, the Company entered into an interest rate swap contract (the “2018 Swap”) with BMO at a notional amount of $30.0 million. The 2018 Swap had the effect on our previous debt of converting the first $30.0 million of the total outstanding amount of the Company’s 30-day LIBOR borrowings from a variable interest rate to a fixed 30-day LIBOR rate of 2.74%.
On December 2, 2019, the Company entered into an interest rate swap contract (the "2019 Swap") with BMO at a notional amount of $110.0 million which decreases quarterly. The 2019 Swap had the effect on our previous debt of converting primarily all of the $110.0 million of the total outstanding amount of the Company's 30-day LIBOR borrowings from a variable interest rate to a fixed 30-day LIBOR rate of 1.526%.

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
The Other segment includes corporate general and administrative expenses (which includes costs associated with legal claims, including the Tanok compliance matters and related litigation, and Pacific and Rancho litigation matter), non-Curation Foods and non-Lifecore interest expense, interest income, and income tax expenses. Corporate overhead is allocated between segments based on actual utilization and relative size.
All of the Company's assets are located within the United States of America except for its Yucatan production facility located in Mexico.

The Company’s international sales by geography are based on the billing address of the customer and were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2021	February 23, 2020	February 28, 2021	February 23, 2020
Canada	$14.8	$19.6	$45.6	$58.8
Belgium	6.0	9.3	12.6	12.4
Czech Republic	0.8	2.1	2.5	2.1
Switzerland	1.6	0.3	2.4	1.6
United Kingdom	1.2	0.2	2.4	0.7
Ireland	0.3	—	1.5	1.9
All Other Countries	1.8	0.1	2.7	1.0

Operations by business segment consisted of the following:

(In thousands)	Curation Foods	Lifecore	Other	Total
Three Months Ended February 28, 2021
Net sales	$110,557	$27,225	$—	$137,782
Gross profit	8,128	11,561	—	19,689
Net (loss) income	(5,615)	5,104	(4,987)	(5,498)
Depreciation and amortization	2,994	1,385	22	4,401
Dividend income	281	—	—	281
Interest income	—	—	13	13
Interest expense	1,375	—	2,803	4,178
Income tax (benefit) expense	(1,773)	1,612	(56)	(217)
Corporate overhead allocation	1,275	1,102	(2,377)	—

Nine Months Ended February 28, 2021
Net sales	$332,080	$72,248	$—	$404,328
Gross profit	29,635	27,036	—	56,671
Net (loss) income	(26,268)	9,708	(13,239)	(29,799)
Depreciation and amortization	9,310	4,055	76	13,441
Dividend income	844	—	—	844
Interest income	—	—	31	31
Interest expense	4,127	—	6,199	10,326
Income tax (benefit) expense	(8,296)	3,066	(1,996)	(7,226)
Corporate overhead allocation	4,533	3,668	(8,201)	—

Three Months Ended February 23, 2020
Net sales	$127,482	$25,446	$—	$152,928
Gross profit	9,162	10,885	—	20,047
Net (loss) income	(12,636)	4,910	(3,792)	(11,518)
Depreciation and amortization	3,356	1,272	22	4,650
Dividend income	281	—	—	281
Interest income	—	—	46	46
Interest expense	1,376	—	835	2,211
Income tax (benefit) expense	(4,901)	1,467	(1,876)	(5,310)
Corporate overhead allocation	1,401	1,043	(2,444)	—

Nine Months Ended February 23, 2020
Net sales	$373,906	$60,329	$—	$434,235
Gross profit	28,874	22,023	—	50,897
Net (loss) income	(23,154)	6,974	(6,862)	(23,042)
Depreciation and amortization	9,704	3,705	69	13,478
Dividend income	843	—	—	843
Interest income	31	—	65	96
Interest expense	4,128	—	2,327	6,455
Income tax (benefit) expense	(7,210)	1,920	(2,550)	(7,840)
Corporate overhead allocation	4,510	2,979	(7,489)	—

During the nine months ended February 28, 2021 and February 23, 2020, sales to the Company’s top five customers accounted for 50% and 44% of sales, respectively. The Company’s top two customers, Walmart Stores, Inc. and Costco Wholesale Corporation, from the Curation Foods segment, accounted for 16% and 15%, respectively, of revenues for the nine months ended February 28, 2021, and 18% and 15%, respectively, for the nine months ended February 23, 2020.

8.    Restructuring Costs
During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces, and the sale of non-strategic assets.
Asset write-off costs
Asset write-off costs are costs related to impairment or disposal of property and equipment as part of the Company's restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. These costs are included in Restructuring costs within the Consolidated Statements of Comprehensive (Loss) Income. See the Assets Held for Sale section within Note 1 for additional information.
In the first quarter of fiscal year 2021, the Company sold its interest in Ontario. The Company received net cash proceeds of $4.9 million in connection with the sale, and recorded a gain of $2.8 million.
In the first quarter of fiscal year 2021, the Company recognized an $8.8 million impairment loss related to its Hanover building and related assets which were sold in the second quarter of fiscal year 2021.
In the third quarter of fiscal year 2021, the Company recognized a $1.9 million impairment loss related to BreatheWay equipment as a result of a strategic shift in our BreatheWay business model driven by our restructuring plan.
Employee severance and benefit costs
Employee severance and benefit costs are costs incurred as a result of reduction-in-force driven by our restructuring plan and closure of offices and facilities. These costs were driven primarily by the closure of our San Rafael, California office, Santa Clara, California office, Los Angeles, California office, and the sale of our Hanover manufacturing facility.
Lease Costs
In August 2020, the Company closed its leased Santa Clara, California office and entered into a sublease agreement. In the fourth quarter of fiscal year 2020 the Company closed its leased Los Angeles, California office and plans to sublease the office.
Other restructuring costs
For the three and nine months ended February 28, 2021, other restructuring costs primarily related to consulting costs to execute the Company’s restructuring plan to drive enhanced profitability, focus the business on its strategic assets, and redesign the organization to be the appropriate size to compete and thrive.
The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of (Loss) Income, by Business Segment:

(in thousands)	Curation Foods	Lifecore	Other	Total
Three Months Ended February 28, 2021
Asset write-off costs	$1,877	$—	$—	$1,877
Employee severance and benefit costs	315	—	—	315
Lease costs	—	—	—	—
Other restructuring costs	393	—	115	508
Total restructuring costs	$2,585	$—	$115	$2,700

	Curation Foods	Lifecore	Other	Total
Nine Months Ended February 28, 2021
Asset write-off costs	$7,882	$—	$—	$7,882
Employee severance and benefit costs	1,430	—	—	1,430
Lease costs	—	—	—	—
Other restructuring costs	2,536	—	918	3,454
Total restructuring costs	$11,848	$—	$918	$12,766

The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of (Loss) Income, by Business Segment, since inception of the restructuring plan in fiscal year 2020 through the nine months ended February 28, 2021:

	Curation Foods	Lifecore	Other	Total
(in thousands)
Asset write-off costs, net	$20,544	$—	$418	$20,962
Employee severance and benefit costs	2,899	—	784	3,683
Lease costs	392	—	26	418
Other restructuring costs	3,559	—	1,429	4,988
Total restructuring costs	$27,394	$—	$2,657	$30,051

The total expected cost related to the restructuring plan is approximately $32.0 million.

9.     Subsequent Events
COVID-19 Pandemic
There are many uncertainties regarding the current novel coronavirus (“COVID-19”) pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. The COVID-19 pandemic as well as the actions taken in response to the pandemic, have had, and we believe will continue to have, significant adverse impacts on many aspects of the Company’s operations, directly and indirectly, including with respect to sales, customer behaviors, transportation costs, business and manufacturing operations, inventory, the Company’s employees, and the market generally, and the scope and nature of these impacts continue to evolve each day. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic, and intends to continue to make adjustments to its responses accordingly.

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
Lifecore provides product development services as a CDMO to assist its customers in obtaining regulatory approval for the commercial sale of their drug product. These services include activities such as technology development, material component changes, analytical method development, formulation development, pilot studies, stability studies, process validation and production of materials for use within clinical studies.
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
COVID-19 Pandemic
There are many uncertainties regarding the current novel coronavirus (“COVID-19”) pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. The COVID-19 pandemic as well as the actions taken in response to the pandemic, have had, and we believe will continue to have, significant adverse impacts on many aspects of the Company’s operations, directly and indirectly, including with respect to sales, customer behaviors, transportation costs, business and manufacturing operations, inventory, the Company’s employees, and the market generally, and the scope and nature of these impacts continue to evolve each day. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic, and intends to continue to make adjustments to its responses accordingly.

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

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 28, 2021	February 23, 2020	Amount	%	February 28, 2021	February 23, 2020	Amount	%
Curation Foods	$110,557	$127,482	$(16,925)	(13)%	$332,080	$373,906	$(41,826)	(11)%
Lifecore	27,225	25,446	1,779	7%	72,248	60,329	11,919	20%
Total Revenues	$137,782	$152,928	$(15,146)	(10)%	$404,328	$434,235	$(29,907)	(7)%

Curation Foods
The decrease in Curation Foods’ revenues for the three months ended February 28, 2021, compared to the same period last year, was primarily due to a $16.2 million decrease in the fresh packaged salads and vegetables segment, which is primarily due to a (1) $10.5 million planned shift away from non-strategic revenue streams, including packaged vegetables in bags and trays, and (2) a $4.1 million decrease in green bean revenues driven by a decrease in demand from food service customers during the COVID-19 pandemic.
The decrease in Curation Foods’ revenues for the nine months ended February 28, 2021, compared to the same period last year, was primarily due to a $42.3 million decrease in the fresh packaged salads and vegetables segment, which is primarily due to a (1) $24.1 million planned shift away from non-strategic revenue streams, including packaged vegetables in bags and trays, (2) a $11.6 million decrease in green bean revenues driven by a decrease in demand from food service customers during the COVID-19 pandemic, and (3) a $3.2 million decrease in salad revenues driven by a decrease in demand during the COVID-19 pandemic.
Lifecore
The increase in Lifecore’s revenues for the three months ended February 28, 2021, compared to the same period last year, was due to a $4.6 million increase in CDMO revenues from an increase in aseptic filling commercial shipments, resulting from increased demand from existing customers, partially offset by a $2.8 million decrease in fermentation sales primarily due to timing of customer orders and the related shipments.
The increase in Lifecore’s revenues for the nine months ended February 28, 2021, compared to the same period last year, was due to a $10.2 million increase in CDMO revenues from an increase in aseptic filling commercial shipments, resulting from increased demand from existing customers, and a $1.7 million increase in fermentation sales primarily due to timing of customer orders and the related shipments.

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

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 28, 2021	February 23, 2020	Amount	%	February 28, 2021	February 23, 2020	Amount	%
Curation Foods	$8,128	$9,162	$(1,034)	(11)%	$29,635	$28,874	$761	3%
Lifecore	11,561	10,885	676	6%	27,036	22,023	5,013	23%
Total Gross Profit	$19,689	$20,047	$(358)	(2)%	$56,671	$50,897	$5,774	11%

Curation Foods
The decrease in gross profit for the Curation Foods business for the three months ended February 28, 2021, compared to the same period last year, was primarily due to a decrease in royalty revenue of $1.6 million due to nonrecurring royalty transactions, which was partially offset by an increase in gross profits from avocado products due to lower avocado costs in fiscal 2021 compared to fiscal 2020.
The increase in gross profit for the Curation Foods business for the nine months ended February 28, 2021, compared to the same period last year, was primarily due to an increase in gross profits from avocado products due to selling products in fiscal 2021 produced with lower cost avocados compared to fiscal 2020, which was partially offset by (1) the decrease in gross profits primarily driven by the decrease in revenues from our planned shift away from non-strategic fresh packaged salads and vegetables segment revenue streams, primarily packaged vegetables in bags and trays, (2) the decrease in gross profits driven by a decrease in royalty revenue of $1.6 million due to nonrecurring royalty transactions, and (3) business interruption insurance recoveries received in fiscal year 2020.

Lifecore
The increase in gross profit for the Lifecore business for the three and nine months ended February 28, 2021, compared to the same period last year, was due primarily to the increased revenue, as well as a favorable sales mix.
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

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 28, 2021	February 23, 2020	Amount	%	February 28, 2021	February 23, 2020	Amount	%
Curation Foods	$1,052	$1,240	$(188)	(15)%	$3,123	$4,047	$(924)	(23)%
Lifecore	1,510	1,507	3	—%	4,520	4,295	225	5%
Other	—	—	—	—%	$—	$48	(48)	(100)%
Total R&D	$2,562	$2,747	$(185)	(7)%	$7,643	$8,390	$(747)	(9)%

The decrease in R&D expenses for the three and nine months ended February 28, 2021, compared to the same periods last year, was primarily due to lower professional service expenses related to brand restage initiatives and new product development in the salad kit and avocado products product lines at Curation Foods which took place during fiscal year 2020, and decreases in our Other segment primarily due to discontinuation of R&D activities at Corporate. These decreases were partially offset by higher salary and benefits expenses at Lifecore driven by an increased headcount.
Selling, General, and Administrative (“SG&A”)
SG&A expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 28, 2021	February 23, 2020	Amount	%	February 28, 2021	February 23, 2020	Amount	%
Curation Foods	$9,509	$10,260	$(751)	(7)%	$29,612	$34,923	$(5,311)	(15)%
Lifecore	2,233	1,958	275	14%	6,075	5,855	220	4%
Other	3,478	6,565	(3,087)	(47)%	13,540	13,222	318	2%
Total SG&A	$15,220	$18,783	$(3,563)	(19)%	$49,227	$54,000	$(4,773)	(9)%

The decrease in total SG&A expenses for the three months ended February 28, 2021, compared to the same period last year, was due to a $3.1 million decrease at our Other segment due to a decrease in legal fees from compliance and other litigation matters, including a related insurance recovery, combined with a $0.8 million decrease in our Curation Foods business primarily due to cost savings driven by our restructuring efforts associated with Project SWIFT and lower salary expenses compared to the same period last year.

The decrease in total SG&A expenses for the nine months ended February 28, 2021, compared to the same period last year, was due to a $5.3 million decrease in our Curation Foods business primarily due to cost savings driven by our restructuring efforts associated with Project SWIFT and lower salary expenses compared to the same period last year. The decrease was also partly due to a reserve reported in fiscal year 2020 for the note receivable from Pacific Harvest.

Other:

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 28, 2021	February 23, 2020	Amount	%	February 28, 2021	February 23, 2020	Amount	%
Dividend Income	$281	$281	$—	—%	$844	$843	$1	—%
Interest Income	$13	$46	$(33)	(72)%	$31	$96	$(65)	(68)%
Interest Expense	$(4,178)	$(2,211)	$(1,967)	89%	$(10,326)	$(6,455)	$(3,871)	60%
Loss on Debt Refinancing	$(1,110)	$—	$(1,110)	(100)%	$(1,110)	$—	$(1,110)	(100)%
Other Income (Expense)	$72	$67	$5	N/M	$(11,736)	$61	$(11,797)	N/M
Income Tax Benefit	$217	$5,310	$(5,093)	(96)%	$7,226	$7,840	$(614)	(8)%

Dividend Income
Dividend income is derived from the dividends accrued on the Company’s $15.0 million Senior A preferred stock investment in Windset, which yields a cash dividend of 7.5% annually.

Interest Income
The decrease in interest income for the three and nine months ended February 28, 2021, compared to the same periods last year, was not significant.

Interest Expense
The increase in interest expense for the three and nine months ended February 28, 2021, compared to the same period last year, was primarily the result of (i) an increased interest rate, due to the Company's increased Total Leverage Ratio (as defined Credit Agreement), combined with our debt refinancing in December 2020 at higher interest rates, (ii) an increase in deferred financing costs from those incurred in connection with the Company's amendments to the Credit Agreement since November 24, 2019 combined with our debt refinancing in December 2020, and (iii) an increase in total outstanding debt at February 28, 2021 compared to February 23, 2020.
Loss on Debt Refinancing
The loss on debt refinancing was due to a write-off of unamortized debt issuance costs in connection with the Company refinancing its debt in December 2020.
Other Income (Expense)
The increase in other income (expense) for the three months ended February 28, 2021, compared to the same periods last year, was not significant. The decrease in other income (expense) for the nine months ended February 28, 2021, compared to the same periods last year, was primarily a result of the decrease in fair value of our investment in Windset of $11.8 million.
Income Taxes

The effective tax rate for the three and nine months ended February 28, 2021 was higher than the statutory federal income tax rate of 21% primarily due to the income tax benefit on the increased forecasted losses, the generation of federal & state R&D credits and impact of states taxes, partially offset by the movement of the valuation allowance recorded against certain deferred tax assets.

Liquidity and Capital Resources

As of February 28, 2021, the Company had cash and cash equivalents of $2.2 million, a net increase of $1.9 million from $0.6 million as of May 31, 2020. Based on all available current information, the Company believes the combination of its cash and cash equivalents and availability under the New Credit Agreements (defined below) will be sufficient to support its operations for at least the next twelve months.

Cash Flow from Operating Activities
Net cash provided by operating activities during the nine months ended February 28, 2021 was $10.6 million, compared to $4.3 million of net cash used in operating activities for the nine months ended February 23, 2020. The primary sources of net cash provided by operating activities during the nine months ended February 28, 2021 were (1) $18.5 million of depreciation and amortization, stock based compensation expense, and loss on debt refinancing, (2) an $11.8 million decrease in the Company's estimated fair value of Windset due to changes in the financial assumptions relating to EBITDA, non-productive assets, and debt levels, (3) a $9.5 million net decrease in working capital, and (4) $7.9 million from the non-cash restructuring and impairment of assets charges. These sources of cash were offset by (1) a $29.8 million net loss, and (2) a $7.3 million reduction in deferred taxes.
The primary factors for the decrease in working capital during the nine months ended February 28, 2021, were (1) a $6.4 million increase in accounts payable due primarily to the timing of payments, (2) a $6.2 million decrease in accounts receivable due to the timing of customer payment receipts, and (3) a $3.2 million increase in other accrued liabilities due primarily to timing of payment, partially offset by a $10.5 million increase in inventory driven by our strategy to build inventory during the peak avocado season.
Cash Flow from Investing Activities
Net cash provided by investing activities during the nine months ended February 28, 2021 was $1.5 million compared to $19.3 million used in investing activities for the same period last year. Net cash provided by investing activities during the nine months ended February 28, 2021, was primarily due to the net proceeds of $12.9 million related to the sale of the Company's Ontario, California and Hanover, Pennsylvania facilities, offset by the purchase of $11.4 million of equipment to support the growth of the Company’s Curation Foods and Lifecore businesses.
Cash Flow from Financing Activities
Net cash used in financing activities during the nine months ended February 28, 2021 was $10.4 million compared to $25.0 million provided by financing activities for the same period last year. The net cash used in financing activities during the nine months ended February 28, 2021, was primarily due to the $9.6 million payment of debt issuance costs.
Capital Expenditures
During the nine months ended February 28, 2021, Landec incurred $11.4 million of capital expenditures, which was primarily represented by facility expansions and purchased equipment to support the growth of the Lifecore and Curation Foods businesses, compared to capital expenditures of $22.1 million for the nine months ended February 23, 2020. During the nine months ended February 28, 2021, capital expenditures for Lifecore and Curation Foods were $6.9 million and $4.5 million, respectively.
Debt
On September 23, 2016, the Company entered into a Credit Agreement (the "Credit Agreement") with JPMorgan, BMO Harris Bank N.A. ("BMO"), and City National Bank, as lenders (collectively, the “Lenders”), and JPMorgan as administrative agent, pursuant to which the Lenders provided the Company with a $100.0 million revolving line of credit (the “Revolver”) and a $50.0 million term loan facility (the “Term Loan”), guaranteed by each of the Company’s direct and indirect subsidiaries and secured by substantially all of the Company’s assets, with the exception of the Company’s investment in Windset. On October 25, 2019, the Company entered into the Sixth Amendment to the Credit Agreement, which among other things, increased the Term Loan to $120.0 million.
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
On December 31, 2020, the Company refinanced its existing Term Loan and Revolver by entering into two separate Credit Agreements (the "New Credit Agreements") with BMO and Goldman Sachs Specialty Lending Group, L.P. (“Goldman”) and Guggenheim Credit Services, LLC ("Guggenheim"), as lenders (collectively, the “Refinance Lenders”). Pursuant to the credit agreement related to the revolving credit facility, BMO has provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $75.0 million revolving line of credit (the “Refinance Revolver”) and serves as administrative agent of the Refinance Revolver. Pursuant to the credit agreement related to the term loan, Goldman and Guggenheim have provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $170.0 million term loan facility (split equally between Goldman and Guggenheim) (the “Refinance Term Loan”) and Goldman will serve as administrative agent of the Refinance Term Loan. The Refinance Revolver and Refinance Term Loan are guaranteed, and secured by, substantially all of the Company’s and the Company's direct and indirect subsidiaries' assets.

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

In connection with the New Credit Agreements, the Company incurred debt issuance costs from the lender and third-parties of $9.3 million.

Concurrent with the close of the New Credit Agreements, the Company repaid all outstanding borrowings under the current Credit Agreement, and terminated the Credit Agreement. In connection with the repayment of borrowings under the Credit Agreement, the Company recognized a loss in its third quarter of fiscal year 2021 of $1.1 million, as a result of the non-cash write-off of unamortized debt issuance costs related to the refinancing under the New Credit Agreements.

As of February 28, 2021, $41.0 million was outstanding on the Refinance Revolver and $145.1 million, net of debt issuance costs, was outstanding on the Refinance Term Loan, at interest rates of 2.75% and 9.5%, respectively. As of February 28, 2021, the Company was in compliance with all financial covenants and had no events of default under the New Credit Agreements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information provided under Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" which is included and described in the Form 10-K for the fiscal year ended May 31, 2020 filed with the SEC on August 14, 2020.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of February 28, 2021, our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. For further discussion, see the disclosures contained in Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies - Legal Contingencies, which are incorporated herein by reference.

Item 1A.    Risk Factors
You should carefully consider the risks described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020, as supplemented by our Quarterly Report on Form 10-Q for the fiscal period ended February 28, 2021, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020, as supplemented by our Quarterly Report on Form 10-Q for the fiscal period ended February 28, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Title
3.1	Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2008.
3.2	Amended and Restated By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2012.
3.3	Amendment No. 1 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2019.
3.4	Amendment No. 2 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2019.
3.5	Amendment No. 3 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2020.
10.1
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

10.2
Credit Agreement, dated December 31, 2020, by and among Landec Corporation, Curation Foods, Inc. and Lifecore Biomedical, Inc., as borrowers, certain other subsidiary parties thereto, as guarantors, and BMO Harris Bank., N.A., as lender and administrative agent, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2021.

10.3
Pledge and Security Agreement, dated December 31, 2020, by and among Landec Corporation, Curation Foods, Inc., Lifecore Biomedical, Inc. and certain other subsidiary parties thereto, as grantors, and Goldman Sachs Specialty Lending Group, L.P., as collateral agent, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 5, 2021.

10.4
Pledge and Security Agreement, dated December 31, 2020, by and among Landec Corporation, Curation Foods, Inc., Lifecore Biomedical, Inc. and certain other subsidiary parties thereto, as grantors, and BMO Harris Bank., N.A., as administrative agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 5, 2021.

10.5
Employment Agreement, dated January 18, 2021, by and between Landec Corporation and John Morberg, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2021.

10.6
Separation and General Release by and between Landec Corporation and Brian McLaughlin, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2021.

10.7	Separation and General Release by and between Landec Corporation and Dawn Kimball, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2021.
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation
101.DEF+	XBRL Taxonomy Extension Definition
101.LAB+	XBRL Taxonomy Extension Labels
101.PRE+	XBRL Taxonomy Extension Presentation
+	Filed herewith.
*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDEC CORPORATION

By:	/s/ John Morberg
John Morberg
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:    April 8, 2021