Form 10-K
period 2021-05-30
LANDEC CORP \CA\
filed 2021-07-29
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 30, 2021, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from _________ to _________.
Commission file number: 000-27446
LANDEC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3025618
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2811 Airpark Drive
Santa Maria,	California	93455
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:
(650) 306-1650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LNDC	The NASDAQ Global Select Stock Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $210,110,000 as of November 29, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on The NASDAQ Global Select Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of July 26, 2021, there were 29,456,705 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2021 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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
Landec’s biomedical company, Lifecore Biomedical, Inc. (“Lifecore”), is a fully integrated contract development and manufacturing organization (“CDMO”) that offers highly differentiated capabilities in the development, fill and finish of sterile, injectable pharmaceutical products in syringes and vials. As a leading manufacturer of premium, injectable grade Hyaluronic Acid, Lifecore brings 36 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market.
Landec was incorporated in California on October 31, 1986 and reincorporated as a Delaware corporation on November 6, 2008. Landec’s common stock is listed on The NASDAQ Global Select Market under the symbol “LNDC”. The Company’s principal executive offices are located at 2811 Airpark Drive Santa Maria, California 93455, and the telephone number is (650) 306-1650.

Reportable Segments
Landec has three reportable business segments – Curation Foods, Lifecore and Other, which are described below. During the fourth quarter of fiscal years 2019 the Company discontinued its Now Planting® business. The operating results for the Now Planting business are presented as discontinued operations in the Company’s accompanying Consolidated Financial Statements and the financial results for fiscal years 2021, 2020 and 2019.
Curation Foods
Curation Foods Overview
Based in Santa Maria, California, Curation Foods’ primary business is the processing, marketing and selling of fresh packaged plant based salads and vegetables. Curation Foods serves as the corporate umbrella for its patented BreatheWay® packaging technology and for its portfolio of four natural food brands, including the Company’s legacy and flagship brand Eat Smart® as well as its three more recently acquired natural food brands, O Olive Oil & Vinegar® (“O”) products, and Yucatan® and Cabo Fresh® authentic guacamole and avocado products. The major distinguishing characteristics of Curation Foods that provide competitive advantage are insight driven product innovation, diversified fresh food supply chain, refrigerated supply chain and customer reach. We believe that Curation Foods is well positioned as a single source of a broad range of products. Curation Foods also has six processing facilities. In addition to processing, the company has two distribution centers and a nationwide network of third party providers for nationwide delivery of all of its packaged salads, vegetable products, avocado products and specialty oil and vinegar products. Our products are currently available in over 74% of retail and club stores across North America.
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
BreatheWay Packaging Technology: The Company’s BreatheWay membrane technology establishes a beneficial packaging atmosphere adapting to changing fresh product respiration and temperature in order to extend freshness naturally. The BreatheWay supply chain packaging technology extends shelf-life and reduces shrink (waste) for retailers and helps to ensure that consumers receive fresh products. The Company generates revenue from the sale to and/or use of its BreatheWay patented packaging technology and integrated packaging solutions.
Windset: Until June 1, 2021, the Company held a 26.9% investment ownership in Windset Holding 2010 Ltd. (“Windset”), a leading edge grower of hydroponically-grown produce. Windset owns and operates greenhouses in British Columbia, Canada and California. In addition to growing produce in its own greenhouses, Windset has numerous marketing arrangements with other greenhouse growers and utilizes buy/sell arrangements to meet fluctuation in demand from their customers. The Curation Foods segment operating results include the dividends and Landec’s share of the change in fair market value of its investment in Windset.

On June 1, 2021, the Company and Curation Foods entered into and closed a Share Purchase Agreement (the “Purchase Agreement”) with Newell Capital Corporation and Newell Brothers Investment 2 Corp., as Purchasers (the “Purchasers”) and Windset, pursuant to which Curation Foods sold all of its equity interests of Windset to the Purchasers in exchange for an aggregate purchase price of $45.1 million. Pursuant to the terms of the Purchase Agreement, Curation Foods also retained certain rights to additional purchase price consideration in the event of certain transactions or equity issuances involving Windset until September 2022. The Purchase Agreement included various representations, warranties and covenants of the parties generally customary for a transaction of this nature.
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

Lifecore CDMO provides product development services to its partners for HA-based, as well as non-HA based, aseptically formulated and filled products. These services include activities such as technology development, material component changes, analytical method development, formulation development, pilot studies, stability studies, process validation and production of materials for clinical studies.

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
Manufacturing and Processing
Seasonality
Curation Foods can be affected by seasonal weather factors, which can result in higher costs of sourcing and processing its produce products due to a shortage of essential produce items. Lifecore is not significantly affected by seasonality.
Curation Foods
Eat Smart Fresh Packaged Salads and Vegetables

Fresh packaged salads, vegetable products and fresh-cut packaged green beans are processed in the Company’s facilities located in Guadalupe, California and Bowling Green, Ohio. Cooling of produce is done by third parties as well as our own cooling systems. As part of Landec’s Project SWIFT, during the second quarter of fiscal year 2021, the Company sold the Hanover building and assets related thereto for net proceeds of $8.0 million.
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

Lifecore Biomedical
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
The food industry is highly competitive, and further consolidation with our customers would likely increase competition. The Company’s principal competitors, Taylor Farms, Fresh Express and Dole, have substantial financial, marketing, and other resources. Increased competition can reduce our sales due to loss of market share or the need to reduce prices to respond to competitive and customer pressures. Competitive pressures also may restrict our ability to increase prices, including in response to commodity and other cost increases. We sell branded, private brand, and customized food products, as well as commercially branded foods. Our branded products have an advantage over private brand products primarily due to advertising and name recognition, although private brand products typically sell at a discount to those of branded competitors. In addition, when branded competitors focus on price and promotion, the environment for private brand producers becomes more challenging because the price difference between private brand products and branded products may become less significant. In most product categories, we compete not only with other widely advertised branded products, but also with other private label and store brand products that are generally sold at lower prices. A strong competitive response from one or more of our competitors to our marketplace efforts, or a consumer shift towards more generic, lower-priced, or other value offerings, could result in us reducing pricing, increasing marketing or other expenditures, or losing market share. Our margins and profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume.
In addition, substantial growth in e-commerce has encouraged the entry of new competitors and business models, intensifying competition by simplifying distribution and lowering barriers to entry. The expanding presence of e-commerce retailers has impacted, and may continue to impact, consumer preferences and market dynamics, which in turn may negatively affect our sales or profits.
Patents and Proprietary Rights
The Company’s success depends in large part on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The Company has 19 active U.S. patents as of May 30, 2021 with expiration dates ranging from 2021 to 2035.

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

Human Capital

Our mission

The strength of our team and our workplace culture is essential to our ability to achieve our broader mission. Attracting, developing and retaining exceptional employees is vitally important to us, and we invest in creating a differentiated culture for our team that enables continuous innovation at scale. We want to be a force for good, a team that is helping to improve the quality of life for our customers and employees. As of May 30, 2021, Landec had 905 full-time employees, of whom 675 were dedicated to research, development, manufacturing, quality control and regulatory affairs, and 230 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products.

Our employee engagement and culture

Our hiring process has been designed to provide an equitable candidate experience, facilitate the inclusion of new perspectives, foster innovation and creativity and leverage technology and data analytics to address gaps in representation.

We developed a COVID-19 Taskforce to assure employee health and safety throughout the workplace and encourage employees to carry this information into their communities. We also partner with local health departments in our various locations to supply our employees with COVID-19 communications to keep them informed in the ever-changing environment.

We provide training to all employees in the areas of Food Safety, Human Safety and Human Resources. Individual training plans for continued growth are developed between employees and supervisors or managers. Frontline supervision workers at factory locations are provided continuous improvement tools for training in line with our "ZEST" efforts as well as employee interface training covering topics such as how to provide feedback or how to have difficult conversations regarding performance. ZEST is our manufacturing operational system that will empower our people to work in a different way, changing their mindset and behaviors leading to an acceleration of our performance across our operations.

•Zero Mindset - Zero breakdown, zero defects, zero recalls, zero accidents, zero pollution.
•Empowerment - Empower employees to impact change. I operate. I maintain. I own the outcomes.
•Standardization - Implementing the same practice across the network for efficiency.
•Training - The cornerstone of success and employee engagement.

We empower our employees to own their career path and seek out training programs to take them to the next level. We are currently in the process of developing a platform for growth opportunities and ways to understand and communicate career pathways. We have also invested in our training and development programs and infrastructure for our employees.

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

Risks Related to Our Business and Operations
Our shareholder value creation program, Project SWIFT, may not have the anticipated results, exposes us to additional restructuring costs and operational risks, and may be negatively perceived in the markets.
We have previously announced the development of a shareholder value creation program, Project SWIFT, designed to strategically realign our Curation Foods business to focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This program includes reviewing strategic options for our legacy vegetable bag and tray business, the closure of certain leased offices in Santa Clara, California and Los Angeles, California, the divestiture of our yet-to-be-operational salad dressing plant in Ontario, California, divestiture of our underutilized Hanover manufacturing facility, strategic review of our logistics operations and certain other actions taken to redesign the Curation Foods organization. We may not be able to implement all of the actions that we intend to take in this program and we may not be able to realize the expected benefits from such realignment and restructuring plans or other similar restructurings on the anticipated timing, or at all. In addition, we may incur additional restructuring costs in implementing such realignment and restructuring plans or other similar future plans in excess of our expectations. The implementation of our restructuring efforts, including the potential reduction of our facilities and workforce, may not improve our operational and cost structure or result in greater efficiency of our organization; and we may not be able to support sustainable revenue growth and profitability following such restructurings. Any reduction in workforce or divestitures of facilities or other assets may also expose us to additional risks, including potential litigation (including labor and employment disputes), unforeseen costs or adverse impacts to the operations of our retained businesses. In addition, our strategic realignment efforts may not be viewed positively by shareholders and analysts, which may cause our stock price to decline or become volatile.
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
The situation surrounding the COVID-19 pandemic remains fluid, and given its inherent uncertainty, we expect that it will continue to have significant adverse impacts on our business in the future. The duration and extent of the impact from the COVID-19 pandemic, or any other future pandemic, epidemic or outbreak, depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus and its variants, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, suppliers, distributors and manufacturers. Should these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, could continue to have a significant adverse effect on our business, financial condition and results of operations. The impact of the COVID-19 pandemic may also exacerbate other risks discussed elsewhere in this Report, any of which could have a material effect on us.
Our credit facilities provides our lenders with a lien against substantially all of our assets, and contains financial covenants that may limit our operational flexibility and cash flow available to invest in the ongoing needs of our business or otherwise adversely affect our results of operations.
We are party to two credit agreements, which contain a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, create liens, engage in transactions with affiliates, merge or consolidate with other companies, or sell substantially all of our assets. We are also required to maintain certain financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The terms of our credit facilities may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
A failure by us to comply with the covenants specified in our credit agreements, as amended, could result in an event of default under the agreements, which would give the lenders the right to terminate their commitments to provide additional loans under our credit facilities and to declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all of our assets. We cannot guarantee that we will be able to remain in compliance with all applicable covenants under the credit agreements in the future, that our lenders will elect to provide waivers or enter into amendments in the future, or, if the lenders do provide waivers, that those waivers will not be conditioned upon additional costs or restrictions that could materially or adversely impact our business, cash flows, results of operations, and financial condition. In addition, if the debt under our credit facilities were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately, materially and adversely affect our business, cash flows, results of operations, and financial condition, and there would be no guarantee that we would be able to find alternative financing. Even if we were able to obtain alternative financing, it may not be available on commercially reasonable terms or on terms that are acceptable to us.

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

Adverse weather conditions and other acts of god may cause substantial decreases in our sales and/or increases in our costs
Our packaged fresh salads and vegetables business is subject to weather conditions that affect commodity prices, crop quality and yields, and crop varieties to be planted. Crop diseases and severe conditions, particularly weather conditions such as unexpected or excessive rain or other precipitation, unseasonable temperature fluctuations, floods, heat waves, droughts, frosts, windstorms, earthquakes and hurricanes, may adversely affect the supply of vegetables and fruits used in our business, which could reduce the sales volumes and/or increase the unit production costs. The Company regularly experiences significant product sourcing issues as a result of severe adverse weather conditions that materially adversely affected the Company’s financial results. Because a significant portion of the costs are fixed and contracted in advance of each operating year, volume declines reflecting production interruptions or other factors could result in increases in unit production costs which could result in substantial losses and weaken our financial condition.
Cancellations or delays of orders by our customers may adversely affect our business and the sophistication and buying power of our customers could have a negative impact on profits
During the fiscal year ended May 30, 2021, sales to the Company’s top five customers accounted for approximately 49% of total revenue of the Company, with the top two customers from the Curation Foods segment, Costco Corporation and Walmart, Inc. accounting for approximately 16% and 15%, respectively, of total revenues of the Company. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our revenues. We may experience changes in the composition of our customer base as we have experienced in the past. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results, and financial condition. In addition, since some of the products processed by Curation Foods and Lifecore are sole sourced to customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods, or we may not be able to obtain orders from new customers.
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

For fiscal year 2021, approximately 17% of our consolidated net revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

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

Our dependence on single-source suppliers and service providers may cause disruption in our operations should any supplier fail to deliver materials

Several of the raw materials we use to manufacture our products are currently purchased from a single source, including some monomers used to synthesize Intelimer polymers, substrate materials for our breathable membrane products, and raw materials for our HA products. In addition, several services that are provided to Curation Foods are obtained from a single provider. Any interruption of our relationship with single-source suppliers or service providers could delay product shipments and materially harm our business. We may experience difficulty acquiring materials or services for the manufacture of our products or we may not be able to obtain substitute vendors on a timely basis or at all. In addition, we may not be able to procure comparable materials at similar prices and terms within a reasonable time, if at all, all of which could materially harm our business.

We depend on our infrastructure to have sufficient capacity to handle our on-going production needs

If our machinery or facilities are damaged or impaired due to natural disasters or mechanical failure, or we lose members of our workforce such that our workforce falls below the levels needed to maintain our business, we may not be able to operate at a sufficient capacity to meet our production needs. This could have a material adverse effect on our business, which could impact our results of operations and our financial condition.

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

Risks Related to Ownership of Our Common Stock

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
•the seasonality and timing of consumer demand,

•foreign currency fluctuations, and
•foreign importation restrictions and foreign political risks.

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

General Risks
Changes to U.S. trade policy, tariff and import/export regulations may have a material adverse effect on our business
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. For example, the previous U.S. presidential administration instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business.
As a result of such policy changes of the previous U.S. presidential administration and U.S. government proposals, there may be greater restrictions and economic disincentives on international trade. Tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.
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
We may be subject to unionization, work stoppages, slowdowns or increased labor costs
None of our U.S. based employees are represented by a union, while our employees in our Tanok, Mexico facility are represented by a local union. However, our employees have the right under the National Labor Relations Act to form or affiliate with a union. If some or all of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Moreover, participation in labor unions could put us at increased risk of labor strikes and disruption of our operations.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
As of May 30, 2021, the Company owned or leased the following principle physical properties:

Location	Business Segment	Ownership	Facilities
Guadalupe, CA	Curation Foods	Owned	199,000 square feet of office space, manufacturing and cold storage
Chaska, MN	Lifecore	Owned	148,200 square feet of office, laboratory and manufacturing space
Silao, Guanajuato, Mexico	Curation Foods	Leased	97,000 square feet of office and manufacturing space
Chaska, MN	Lifecore	Leased	80,950 square feet of office, manufacturing and warehouse space
Bowling Green, OH	Curation Foods	Owned	55,900 square feet of office space, manufacturing and cold storage
Santa Maria, CA	Curation Foods	Leased	36,300 square feet of office and laboratory space
Chanhassen, MN	Lifecore	Leased	21,384 square feet of warehouse and office space
Petaluma, CA	Curation Foods	Leased	18,400 square feet of office and manufacturing space
Rock Hill, SC	Curation Foods	Owned	16,400 square feet of cold storage and office space

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

Item 3.    Legal Proceedings
The information contained in Note 10 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Common Stock is traded on The NASDAQ Global Select Market under the symbol “LNDC”.
Holders
As of July 26, 2021, there were approximately 46 holders of record of our common stock. Since certain holders are listed under their brokerage firm’s names, the actual number of stockholders is higher.
Dividends
The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.
Issuer Purchases of Equity Securities
For the twelve months ended May 30, 2021, there have been no shares repurchased by the Company. The Company may still repurchase up to $3.8 million of the Company’s Common Stock under the Company’s stock repurchase plan announced on July 14, 2010.
Recent Sales of Unregistered Equity Securities
The Company did not sell any unregistered equity securities during the twelve months ended May 30, 2021.

Item 6.    Selected Financial Data
Not applicable.

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

Overview
Landec Corporation and its subsidiaries (“Landec”, the “Company”, “we” or “us”) design, develop, manufacture, and sell differentiated products for food and biomaterials markets, and license technology applications to partners. Landec has three reportable business segments – Curation Foods, Lifecore, and Other which are described below. Landec’s biomedical company, Lifecore Biomedical®, is a fully integrated contract development and manufacturing organization ("CDMO") that offers highly differentiated capabilities in the development, fill and finish of sterile, injectable pharmaceutical products in syringes and vials. As a leading manufacturer of premium, injectable grade Hyaluronic Acid, Lifecore brings 36 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market.
Landec’s natural food company, Curation Foods is focused on innovating and distributing plant-based foods with 100% clean ingredients to retail, club and foodservice channels throughout North America. Curation Foods is able to maximize product freshness through its geographically dispersed family of growers, refrigerated supply chain and patented BreatheWay® packaging technology. Also included in the Curation Foods segment operating results are the dividends and Landec’s share of the change in the fair market value of the Company’s 26.9% investment ownership of Windset, a leading edge grower of hydroponically-grown produce.

Included in the Other segment is Corporate, which includes corporate general and administrative expenses, non-Curation Foods and non-Lifecore interest income and income tax expenses.
Strategy
The Company’s strategy is to maximize the value of our business portfolio by improving operating margins at Curation Foods, investing in growth to drive momentum at Lifecore while driving profitable growth across the organization with consumer insights driven innovation. Each of our business segments are in different life stages and have clear strategic priorities.
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
Curation Foods
Curation Foods, the Company’s natural food business, is focused on transforming its business to improve operational performance. The Company launched Project SWIFT which aims to strengthen Curation Foods by simplifying the business. The Company believes that the decisive actions of Project SWIFT will help improve the Company’s operating cost structure, enhance profitability, and strengthen its balance sheet with an overall aim to deliver long-term value to shareholders. Curation Foods intends to continue to deliver high levels of product quality and safety, while successfully executing on its customer, grower, and partner commitments. Project SWIFT will continue to be implemented throughout fiscal 2022, with three strategic priorities designed to improve Curation Foods’ overall financial performance and profitability:

1) Network & Operational Optimization: Streamline the organization to maximize efficiency and productivity by continuous improvement in plant operations with lean manufacturing practices. This included the consolidation and centralization of Curation Foods various offices into its Innovation Center headquarters in Santa Maria, California in fiscal 2020.
2) Focus on Strategic Assets: Simplify the business by divesting non-core assets. In fiscal 2020 the Company initiated the strategic sale process of the Company’s Ontario, California salad dressing manufacturing facility, which had yet to become operational and a review of strategic options for its legacy core vegetable bag and tray business. In the first quarter of fiscal year 2021, the Company sold its interest in Ontario for net proceeds of $4.9 million. In June 2020 the Company began exploring opportunities for the divestiture of its underutilized Hanover manufacturing facility, and during the second quarter of fiscal year 2021, the Company sold the Hanover building and assets related thereto for net proceeds of $8.0 million.
3) Organizational Redesign: Redesigning the organization so that it is the appropriate size for the Company’s future direction. In fiscal 2021, the Company focused on redesigning strategic initiatives, developed and elevated internal talent and reduced overall headcount to improve efficiencies.
During May 2021 we entered into a transportation management, warehousing, and transportation services agreement with Castellini Company, LLC to outsource Curation Foods’ fresh packaged salads and vegetables logistics management, including transportation, warehousing and distribution. We expect to benefit from engaging with a strategic logistics partner to increase our distribution reach into markets that we do not currently serve, improve efficiency by increased distribution frequency in existing markets and reduce our overall operating costs, thereby bringing greater value to our stockholders.

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
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes to the Consolidated Financial Statements. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; loss contingencies, sales returns and credit losses; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets (including intangible assets) and inventory; the valuation of investments; the valuation and recognition of stock-based compensation; and the valuation and recognition of contingent liabilities.
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

Curation Foods

Curation Foods’ standard terms of sale are generally included in its contracts and purchase orders. Revenue is recognized at the time shipment is made or upon delivery as control of the product is transferred to the customer. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. Curation Foods has elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation. Curation Foods’ standard payment terms with its customers generally range from 30 days to 90 days. Certain customers may receive cash-based incentives (including volume rebates, discounts, and promotions), which are accounted for as variable consideration to Curation Foods’ performance obligations. Curation Foods estimates these sales incentives based on the expected amount to be provided to its customers and reduces revenue recognized towards its performance obligations. The Company has not historically had and does not anticipate significant changes in its estimates for variable consideration.

Lifecore

Lifecore generates revenue from two integrated activities: CDMO and fermentation. CDMO is comprised of aseptic and development services. Lifecore’s standard terms of sale are generally included in its contracts and purchase orders. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. Lifecore has elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation. Lifecore’s standard payment terms with its customers generally range from 30 days to 60 days.

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
During fiscal year 2020, the Company recorded an impairment charge of $1.1 million and $3.5 million related to its O and Yucatan Foods trademarks, respectively. The Company also recorded an impairment charge of $5.2 million and $2.7 million related to its O and Yucatan Foods goodwill, respectively. The O impairment charges were primarily a result of the recently updated (lowered) financial outlook for the O reporting unit, related to a recent shift in strategic focus within the Curation Foods business segment. The Yucatan Foods' impairment charges were primarily a result of an increase in the Yucatan Foods carrying value and an in increase in the discount rate, as a result of uncertainty in forecasting the effects of COVID-19 and general economic uncertainties. These impairment charges are included in the line item “impairment of goodwill and intangible assets” on the Consolidated Statements of Operations, and both are in the Curation Foods business segment. There was no impairment charge during fiscal year 2021.

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

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 30, 2021	May 31, 2020	Amount	%	May 31, 2020	May 26, 2019	Amount	%
Curation Foods	$446,074	$504,533	$(58,459)	(12)%	$504,533	$481,686	$22,847	5%
Lifecore	98,087	85,833	12,254	14%	85,833	75,873	9,960	13%
Total Revenues	$544,161	$590,366	$(46,205)	(8)%	$590,366	$557,559	$32,807	6%

Curation Foods

The decrease in Curation Foods’ revenues for fiscal year 2021 compared to fiscal year 2020 was primarily due to a $57.7 million decrease in revenues in the fresh packaged salads and vegetables product line, which was primarily due to (1) a $35.5 million planned shift away from non-strategic revenue streams, including packaged vegetables in bags and trays, (2) an $11.6 million decrease in green bean revenues driven by a decrease in demand from food service customers during the COVID-19 pandemic, and (3) a $6.9 million decrease in salad revenues driven by a decrease in demand during the COVID-19 pandemic.

The increase in Curation Foods’ revenues for fiscal year 2020 compared to fiscal year 2019, was primarily due to (1) the addition of Yucatan Foods, which was acquired on December 1, 2018, that contributed a comparative increase of $34.9 million in revenues, (2) a $12.7 million increase in salad revenues, and (3) a $3.1 million increase in BreatheWay revenues. These increases were partially offset by a $17.3 million planned decrease in revenues from packaged vegetables in bags and trays, and a $9.0 million decrease in green bean revenues due to weather-related events that resulted in lower yields.

Lifecore

The increase in Lifecore’s revenues for fiscal year 2021 compared to fiscal year 2020 was primarily due to a $10.5 million increase in CDMO revenues resulting from increased demand from existing customers that drove an increase in aseptic filling commercial shipments, and a $1.7 million increase in fermentation sales due to higher sales to existing customers.
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

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 30, 2021	May 31, 2020	Amount	%	May 31, 2020	May 26, 2019	Amount	%
Curation Foods	$43,209	$42,105	$1,104	3%	$42,105	$49,305	$(7,200)	(15)%
Lifecore	38,265	32,883	5,382	16%	32,883	31,698	1,185	4%
Total Gross Profit	$81,474	$74,988	$6,486	9%	$74,988	$81,003	$(6,015)	(7)%

Curation Foods

The increase in gross profit for the Curation Foods business for fiscal year 2021 compared to fiscal year 2020 was primarily due to an increase in gross profits from avocado products driven by the sale of products in fiscal 2021 produced with lower cost avocados than those used for products sold in fiscal 2020, which was partially offset by (1) the decrease in gross profits primarily driven by the decrease in revenues from our planned shift away from non-strategic fresh packaged salads and vegetables segment revenue streams (primarily packaged vegetables in bags and trays), (2) the decrease in gross profits driven by a decrease in royalty revenue of $1.6 million due to nonrecurring royalty transactions, and (3) business interruption insurance recoveries received in fiscal year 2020.
The decrease in gross profit for the Curation Foods business for fiscal year 2020 compared to fiscal year 2019 was primarily due to (1) the sale of avocado products that were produced during the fourth quarter of fiscal 2019 and first quarter of fiscal 2020 when the costs of avocados were substantially higher than current production costs, (2) adverse weather-related events impacting raw material supply during fiscal year 2020, and (3) lower gross profit driven by a planned de-emphasis of packaged vegetables in bags and trays. These decreases were partially offset by an increase in gross profits from the increase in BreatheWay revenues.
Lifecore
The increase in Lifecore’s gross profit for fiscal year 2021 compared to fiscal year 2020 was primarily due to a 14% increase in revenues, as well as a favorable product mix change in fiscal year 2021. As a result, Lifecore’s gross margin increased to 39.0% in fiscal year 2021 from 38.3% in fiscal year 2020.
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

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 30, 2021	May 31, 2020	Amount	%	May 31, 2020	May 26, 2019	Amount	%
Curation Foods	$4,064	$5,142	$(1,078)	(21)%	$5,142	$5,444	$(302)	(6)%
Lifecore	6,157	5,910	247	4%	5,910	5,085	825	16%
Other	—	47	(47)	(100)%	47	937	(890)	(95)%
Total R&D	$10,222	$11,099	$(877)	(8)%	$11,099	$11,466	$(367)	(3)%

The decrease in R&D expenses for fiscal year 2021 compared to fiscal year 2020 was primarily due to (1) a $1.1 million decrease in our Curation Foods segment primarily driven by a decrease in consulting and other professional services related to a packaging redesign and brand restage, partially offset by (2) an increase in Lifecore’s R&D expenses primarily due to higher salary and benefit expenses, including increased headcount.

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

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 30, 2021	May 31, 2020	Amount	%	May 31, 2020	May 26, 2019	Amount	%
Curation Foods	$38,624	$46,130	$(7,506)	(16)%	$46,130	$43,828	$2,302	5%
Lifecore	8,305	7,688	617	8%	7,688	6,618	1,070	16%
Other	18,435	18,370	65	—%	18,370	11,616	6,754	58%
Total SG&A	$65,364	$72,188	$(6,824)	(9)%	$72,188	$62,062	$10,126	16%

The decrease in SG&A expenses for fiscal year 2021 compared to fiscal year 2020 was primarily due to a $7.5 million decrease at Curation Foods primarily due to cost savings driven by our restructuring efforts associated with Project SWIFT and lower salary and related expenses. These decreases were partially offset by a $0.6 million increase at Lifecore due to increased salary and benefit expenses, including increased headcount.

The increase in SG&A expenses for fiscal year 2020 compared to fiscal year 2019 was due to (1) a $6.8 million increase in our Other segment primarily due to a (a) $6.0 million increase in legal fees related to compliance and other legal matters and (b) a $3.0 million greater reduction of the earn out liability (reduction of SG&A costs) associated with the O acquisition in the same period last year compared to the current period, and (c) a $1.8 million decrease in salaries and related benefits due to a decrease in headcount and bonus expense, (2) a $2.3 million increase in our Curation Foods business primarily due to (a) $3.0 million of increased SG&A at Yucatan Foods, which is primarily due to a full year of SG&A expenses in fiscal 2020 compared to a partial year in fiscal 2019, net of merger and acquisition costs incurred, in the same period last year, (b) the $1.2 million reserve for the receivable from Pacific Harvest, partially offset by, (c) a $1.6 million decrease in consulting fees, most of which was associated with Curation Foods’ cost saving initiatives, and (3) a $1.0 million increase in our Lifecore business SG&A due to higher salary and benefit expenses driven by an increase in headcount.
Impairment of Goodwill and Intangible assets, Legal Settlement Charge, and Restructuring Costs

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 30, 2021	May 31, 2020	Amount	%	May 31, 2020	May 26, 2019	Amount	%
Impairment of Goodwill and Intangible Assets	$—	$12,953	$(12,953)	(100)%	$12,953	$—	$12,953	100%
Legal Settlement Charge	1,763	—	1,763	100%	—	—	—	—%
Restructuring Costs	17,621	17,285	336	2%	17,285	—	17,285	100%

During fiscal year 2020, the Company recorded an impairment charge of $1.1 million and $3.5 million related to its O and Yucatan Foods trademarks, respectively. The Company also recorded an impairment charge of $5.2 million and $2.7 million related to its O and Yucatan Foods goodwill, respectively. The O impairment charges were primarily a result of the recently updated (lowered) financial outlook for the O reporting unit, related to a recent shift in strategic focus within the Curation Foods business segment. The Yucatan Foods impairment charges were primarily a result of an increase in the Yucatan Foods carrying value and in increase in discount rate, as a result of uncertainty in forecasting the effects of COVID-19 and general economic uncertainties. These impairment charges are included in the line item “impairment of goodwill and intangible assets” on the Consolidated Statements of Operations, and both are in the Curation Foods business segment. Refer to Note 1 - Impairment Review of Goodwill and Indefinite-Lived Intangible Asset in the notes to our consolidated financial statements for more information.

In fiscal year 2021 the Company executed a settlement agreement related to a legal matter with Pacific Harvest, Inc. and Rancho Harvest, Inc., In connection with the settlement agreement, the Company recorded a $1.8 million charge after considering the total settlement amount and insurance recoveries, and this amount is included in legal settlement charge in the Consolidated Statements of Operations for the fiscal year ended May 30, 2021. Refer to Note 10 - Commitments and Contingencies - Legal Contingencies in the notes to our consolidated financial statements for more information.

During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces and the sale of non-strategic assets. The Company recorded $17.6 million and $17.3 million in fiscal years 2021 and 2020, respectively, related to the restructuring plan. Refer to Note 14 - Restructuring Costs in the notes to our consolidated financial statements for more information.
Other:

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 30, 2021	May 31, 2020	Amount	%	May 31, 2020	May 26, 2019	Amount	%
Dividend Income	$1,125	$1,125	$—	—%	$1,125	$1,650	$(525)	(32)%
Interest Income	48	103	$(55)	(53)%	103	145	(42)	(29)%
Interest Expense	(15,344)	(9,603)	$(5,741)	60%	(9,603)	(5,230)	(4,373)	84%
Loss on Debt Refinancing	(1,110)	—	$(1,110)	—%	—	—	—	—%
Other Income (Expense)	(11,689)	(4,395)	$(7,294)	166%	(4,395)	1,600	(5,995)	N/M
Income Tax (Expense) Benefit	7,801	13,116	$(5,315)	(41)	13,116	(1,518)	14,634	N/M

Dividend Income
Dividend income is derived from the dividends accrued during each period on the Company’s previously held $15.0 million Senior A and $7.0 million Senior B preferred stock investment in Windset, which each yielded a cash dividend of 7.5% annually. There was no change in dividend income for the fiscal year ended May 30, 2021 compared to May 31, 2020. The decrease in dividend income for fiscal year 2020 compared to fiscal year 2019 was due to the sale of the Company’s previously held $7.0 million Senior B preferred stock to Windset in the fourth quarter of fiscal year 2019.

Subsequent to fiscal year end 2021, the Company sold its remaining investment in Windset on June 1, 2021.
Interest Income
The decrease in interest income in fiscal year 2021 compared to fiscal year 2020, and 2020 compared to fiscal 2019 was not significant.
Interest Expense

The increase in interest expense during fiscal year 2021 compared to fiscal year 2020 was primarily the result of (i) an increased interest rate, due to the Company's increased Total Leverage Ratio (as defined in the Credit Agreement), combined with our debt refinancing in December 2020 at higher interest rates, (ii) an increase in deferred financing costs from those incurred in connection with the Company's amendments to the Credit Agreement since May 31, 2020 combined with our debt refinancing in December 2020, and (iii) an increase in total outstanding debt from $190.3 million as of May 31, 2020 to $193.9 million as of May 30, 2021.
The increase in interest expense during fiscal year 2020, compared to fiscal year 2019, was the result of an increase in total debt from $149.0 million as of May 26, 2019 to $190.3 million as of May 31, 2020. The increase in debt was primarily due to additional borrowings to fund working capital requirements and new equipment purchases during fiscal year 2020.

Loss on Debt Refinancing

The loss on debt refinancing was due to a write-off of unamortized debt issuance costs in connection with the Company refinancing its debt in December 2020.
Other Income (Expense)
The decrease in other income (expense) for fiscal year 2021 was primarily the result of the change in fair value of the Company’s previously held investment in Windset, which decreased $11.8 million for the twelve months ended May 30, 2021, compared to a decrease of $4.2 million for the twelve months ended May 31, 2020.
The decrease in other income (expense) for fiscal year 2020 was a result of the change in the fair value of the Company’s previously held investment in Windset, which decreased $4.2 million for the twelve months ended May 31, 2020, compared to an increase of $1.6 million for the twelve months ended May 26, 2019.

Subsequent to fiscal year end 2021, the Company sold its investment in Windset on June 1, 2021.
Income Tax (Expense) Benefit

The change in income tax (expense) benefit for fiscal year 2021 compared to fiscal year 2020 was primarily due to the Company’s reduction in net loss before income taxes and the Company’s effective tax rate decreasing to 19% in fiscal year 2021 from 26% in fiscal year 2020. The effective tax rate differs for fiscal year 2021 from the statutory federal income tax rate of 21% as a result of several factors, including the Company’s benefit of federal and state research and development credits, and the change in valuation allowance established against federal, California, and other state attributes expected to expire prior to recognition.

The change in income tax (expense) benefit for fiscal year 2020 compared to fiscal year 2019 was primarily due to the decrease in the Company’s profit before income taxes, carryback of net operating losses driven by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and the benefit of federal and state research and development credits.

Liquidity and Capital Resources
As of May 30, 2021, the Company had cash and cash equivalents of $1.3 million, a net increase of $0.9 million from $0.4 million at May 31, 2020.

Cash Flows from Operating Activities

Net cash provided by operating activities during fiscal year 2021 was $15.0 million compared to the use of $17.0 million of cash from operating activities during fiscal year 2020. The primary sources of net cash provided by operating activities during fiscal year 2021 were from (1) Lifecore’s net income from continuing operations and (2) a net decrease of $8.9 million in working capital. These sources of cash were offset by Curation Foods and Other operating loss from continuing operations.

The primary factors for the decrease in working capital during fiscal year 2021 were (1) a $7.9 million decrease in prepaid expenses and other current assets primarily due to the Company’s receipt of income tax refunds related to fiscal year 2020’s net loss from continuing operations before taxes and carrybacks of net operating losses related to the CARES Act, (2) a $5.8 million decrease in accounts receivable driven by an decrease in Curation Foods’ revenues in the fourth quarter of fiscal year 2021 compared to fiscal year 2020 coupled with timing of customer payments, and (3) a $3.3 million increase in accrued compensation primarily related to the amount and timing of bonus payments and deferred payroll taxes under the CARES Act. These decreases in working capital during 2021 were partially offset by (1) a $6.0 million decrease in accounts payable primarily due to the timing of cash payments and (2) a $3.4 million increase in inventory primarily to support the planned sales growth at Lifecore.

Cash Flows from Investing Activities

Net cash used in investing activities for fiscal year 2021 was $10.9 million compared to $23.9 million for the same period last year. The use of cash in investing activities for fiscal year 2021, was primarily due to the purchase of $23.8 million of equipment to support the growth of the Company’s Lifecore and Curation Foods businesses, partially offset by the receipt of $12.9 million primarily related to the sale of Curation Foods’ factories in Hanover, Pennsylvania and Ontario, California.

Cash Flows from Financing Activities

Net cash used in financing activities for fiscal year 2021 was $3.4 million compared to $40.0 million of net cash provided by financing activities for the same period last year. The net cash used by financing activities during fiscal year 2021 was primarily due to the $48.4 million net pay down on the Company’s revolving line of credit and $10.5 million of debt issuance costs incurred to refinance the Company's term loan and revolving line of credit. The net cash used by these financing activities was primarily offset by the $55.9 million of net cash received from the increase in the Company’s refinanced term loan.

Capital Expenditures

Landec incurred $23.8 million of capital expenditures during fiscal year 2021, which were primarily represented by continued facility modifications and expansions and equipment purchases intended to increase production capacity to support the growth and increased production efficiency of the Lifecore and Curation Foods businesses. Capital expenditures incurred during fiscal year 2020 were $26.7 million.

Debt

On September 23, 2016, the Company entered into a Credit Agreement with JPMorgan, BMO Harris Bank N.A. ("BMO"), and City National Bank, as lenders (collectively, the “Lenders”), and JPMorgan as administrative agent, pursuant to which the Lenders provided the Company with a $100.0 million revolving line of credit (the “Revolver”) and a $50.0 million term loan facility (the “Term Loan”), guaranteed by each of the Company’s direct and indirect subsidiaries and secured by substantially all of the Company’s assets, with the exception of the Company’s investment in Windset.
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
On July 15, 2020, the Company entered into the Eighth Amendment to the Credit Agreement (the “Eighth Amendment”), which among other things, (i) modified the definition of EBITDA to increase the limit on permitted exclusions for certain unusual, extraordinary or one-time cash items for each fiscal quarter ending on or after February 28, 2021, to a maximum of 20% of EBITDA, and (ii) restricted the Company from making Capital Expenditures over certain thresholds. Interest continued to be based on the Company’s Total Leverage Ratio, at a revised per annum Applicable Rate of either (i) the prime rate plus a spread of between 0.75% and 3.50% or (ii) the Eurodollar rate plus a spread of between 1.75% and 4.50%, plus, in each case, a commitment fee, as applicable, of between 0.15% and 0.55%, as further described in the Eighth Amendment.
On December 31, 2020, the Company refinanced its existing Term Loan and Revolver by entering into two separate Credit Agreements (the "New Credit Agreements") with BMO and Goldman Sachs Specialty Lending Group, L.P. (“Goldman”) and Guggenheim Credit Services, LLC ("Guggenheim"), as lenders (collectively, the “Refinance Lenders”). Pursuant to the credit agreement related to the revolving credit facility, BMO has provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $75.0 million revolving line of credit (the “Refinance Revolver”) and serves as administrative agent of the Refinance Revolver. Pursuant to the credit agreement related to the term loan, Goldman and Guggenheim have provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $170.0 million term loan facility (split equally between

Goldman and Guggenheim) (the “Refinance Term Loan”) and Goldman serves as administrative agent of the Refinance Term Loan. The Refinance Revolver and Refinance Term Loan are guaranteed, and secured by, substantially all of the Company’s and the Company's direct and indirect subsidiaries' assets.
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

The New Credit Agreements contain customary financial covenants and events of default under which the obligations thereunder could be accelerated and/or the interest rate increased in specified circumstances.

In connection with the New Credit Agreements, the Company incurred debt issuance costs from the lender and third-parties of $10.2 million.

Concurrent with the close of the New Credit Agreements, the Company repaid all outstanding borrowings under the current Credit Agreement, and terminated the Credit Agreement. In connection with the repayment of borrowings under the Credit Agreement, the Company recognized a loss in fiscal year 2021 of $1.1 million, as a result of the non-cash write-off of unamortized debt issuance costs related to the refinancing under the New Credit Agreements.

As of May 30, 2021, (i) $29.0 million was outstanding on the Refinance Revolver, at an interest rate of 3.0%, (ii) $170.0 million was outstanding on the Refinance Term Loan, at an interest rate of 9.5%, and (iii) the Company was in compliance with all financial covenants and had no events of default under the New Credit Agreements.
Contractual Obligations
The Company’s material contractual obligations for the next five years and thereafter as of May 30, 2021, are as follows:

(in thousands)	Due in Fiscal Year Ended May
Obligation	Total	2022	2023	2024	2025	2026	Thereafter
Debt obligations	$199,000	$—	$2,125	$8,469	$8,422	$179,984	$—
Interest payments associated with debt obligations	73,400	17,197	17,178	16,860	13,207	8,958	—
Finance leases	3,974	466	3,497	9	2	—	—
Operating leases	32,758	4,850	4,052	3,263	2,502	2,015	16,076
Purchase commitments	75,441	20,344	6,179	5,985	5,604	5,604	31,725
Total	$384,573	$42,857	$33,031	$34,586	$29,737	$196,561	$47,801

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
On December 31, 2020, the Company refinanced its existing Term Loan and Revolver by entering into two separate Credit Agreements (the "New Credit Agreements") with BMO and Goldman Sachs Specialty Lending Group, L.P. (“Goldman”) and Guggenheim Credit Services, LLC ("Guggenheim"), as lenders (collectively, the “Refinance Lenders”). Pursuant to the credit agreement related to the revolving credit facility, BMO has provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $75.0 million revolving line of credit (the “Refinance Revolver”) and serves as administrative agent of the Refinance Revolver. Pursuant to the credit agreement related to the term loan, Goldman and Guggenheim have provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $170.0 million term loan facility (split equally between Goldman and Guggenheim) (the “Refinance Term Loan”) and Goldman serves as administrative agent of the Refinance Term Loan. The Refinance Revolver and Refinance Term Loan are guaranteed, and secured by, substantially all of the Company’s and the Company's direct and indirect subsidiaries' assets.
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

A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Refinance Revolver, based upon the face value of such instruments, would increase our interest expense by approximately $0.3 million over a twelve-month period.
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

Item 8.    Financial Statements and Supplementary Data
See Item 15 of Part IV of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of May 30, 2021, our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Our management has concluded that we maintained effective internal control over financial reporting as of May 30, 2021.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended May 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
This information required by this item will be contained in the Registrant’s definitive proxy statement or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than September 27, 2021 (120 days after the Registrant’s fiscal year end covered by this Annual Report on Form 10-K) and is incorporated herein by reference.

Item 11.    Executive Compensation
This information required by this item will be contained in the Registrant’s definitive proxy statement or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than September 27, 2021 (120 days after the Registrant’s fiscal year end covered by this Annual Report on Form 10-K) and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information required by this item will be contained in the Registrant’s definitive proxy statement or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than September 27, 2021 (120 days after the Registrant’s fiscal year end covered by this Annual Report on Form 10-K) and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence
This information required by this item will be contained in the Registrant’s definitive proxy statement or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than September 27, 2021 (120 days after the Registrant’s fiscal year end covered by this Annual Report on Form 10-K) and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
This information required by this item will be contained in the Registrant’s definitive proxy statement or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than September 27, 2021 (120 days after the Registrant’s fiscal year end covered by this Annual Report on Form 10-K) and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements of Landec Corporation
			Page

		Report of Independent Registered Public Accounting Firm	36
		Consolidated Balance Sheets at May 30, 2021 and May 31, 2020.	39
		Consolidated Statements of Operations for the Years Ended May 30, 2021, May 31, 2020 and May 26, 2019.	40
		Consolidated Statements of Comprehensive (Loss) Income for the Years Ended May 30, 2021, May 31, 2020 and May 26, 2019.	41
		Consolidated Statements of Changes in Stockholders' Equity for the Years Ended May 30, 2021, May 31, 2020 and May 26, 2019.	42
		Consolidated Statements of Cash Flows for the Years Ended May 30, 2021, May 31, 2020, and May 26, 2019.	43
		Notes to Consolidated Financial Statements	44

	2.	All schedules provided for in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since they pertain to items which do not appear in the financial statements of Landec Corporation and its subsidiaries or to items which are not significant or to items as to which the required disclosures have been made elsewhere in the financial statements and supplementary notes and such schedules.

	3.	Index of Exhibits	78

		The exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Landec Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Landec Corporation and subsidiaries (the Company) as of May 30, 2021 and May 31, 2020, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended May 30, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 30, 2021 and May 31, 2020, and the results of its operations and its cash flows for each of the three years in the period ended May 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 29, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill and Trademarks/tradenames with Indefinite lives

Description of the Matter
At May 30, 2021, the Company’s goodwill was $69.3 million and trademarks/tradenames with indefinite lives was $25.3 million. The carrying values of the Company’s Yucatan reporting unit’s goodwill and trademarks/tradenames with indefinite lives were $20.0 million and $12.4 million, respectively at May 30, 2021. As discussed in Note 1 of the consolidated financial statements, goodwill and trademarks/tradenames with indefinite lives are assessed by the Company’s management for impairment at least annually, in the fiscal fourth quarter, unless there are indications of impairment at other points throughout the year. Goodwill is tested for impairment at the reporting unit level. The Company measured the fair value of the goodwill using an income approach and the fair value of trademarks/tradenames using a royalty savings method.

Auditing the Company’s annual impairment test related to the Yucatan reporting unit’s goodwill and trademarks/tradenames with indefinite lives is complex and highly judgmental and required the involvement of our valuation specialist due to the significant judgment in estimating their fair values. In particular, the fair value estimate of the Yucatan reporting unit’s goodwill is sensitive to assumptions such as net sales growth rates, gross margins and discount rate. The Yucatan reporting unit’s trademarks/tradenames with indefinite lives are sensitive to assumptions such as net sales growth rates, royalty rate and discount rate. These assumptions are forward-looking and sensitive to and affected by expected future market or economic conditions and industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment review process related to the goodwill and trademarks/tradenames with indefinite lives. This included evaluating controls over the Company’s budgetary and forecasting process used to develop the estimated future earnings and cash flows used in estimating the fair value of the Yucatan reporting unit and trademarks/tradenames with indefinite lives. We also tested controls over management’s review of the data used in their valuation models and review of the significant assumptions described above.

To test the estimated fair value of the Yucatan reporting unit and trademarks/tradenames with indefinite lives, we performed audit procedures that included, among others, assessing the methodologies, testing the significant assumptions discussed above used to develop the estimates of future earnings and cash flows and testing the completeness and accuracy of the underlying data. We compared the significant assumptions used by management to current industry and economic trends, the Company’s historical results and other guideline companies within the same industry and evaluated how changes in the Company’s business may affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the Yucatan reporting unit and trademarks/tradenames with indefinite lives resulting from changes in these assumptions. We involved our valuation specialists to assist in reviewing the valuation methodology and the royalty and discount rate assumptions. In addition, for goodwill we also tested the Company’s calculation of implied multiples of the reporting units, compared them to guideline companies and evaluated the resulting premium. For trademarks/tradenames with indefinite lives, where applicable, we also assessed whether the assumptions used were consistent with those used in the goodwill impairment review process.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
San Francisco, California
July 29, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Landec Corporation
Opinion on Internal Control over Financial Reporting
We have audited Landec Corporation and subsidiaries’ internal control over financial reporting as of May 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Landec Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 30, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 30, 2021 and May 31, 2020, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended May 30, 2021, and the related notes and our report dated July 29, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Francisco, California
July 29, 2021

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	May 30, 2021	May 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,295	$360
Accounts receivable, less allowance for credit losses	70,013	76,206
Inventories	69,663	66,311
Prepaid expenses and other current assets	7,350	14,230
Total Current Assets	148,321	157,107

Investment in non-public company, fair value	45,100	56,900
Property and equipment, net	179,559	192,338
Operating lease right-of-use assets	20,827	25,321
Goodwill	69,386	69,386
Trademarks/tradenames, net	25,328	25,328
Customer relationships, net	10,792	12,777
Other assets	3,611	2,156
Total Assets	$502,924	$541,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$47,569	$51,647
Accrued compensation	12,304	9,034
Other accrued liabilities	7,996	9,978
Current portion of lease liabilities	3,889	4,423
Deferred revenue	1,130	352
Line of credit	29,000	77,400
Current portion of long-term debt, net	—	11,554
Total Current Liabilities	101,888	164,388

Long-term debt, net	164,902	101,363
Long-term lease liabilities	23,611	26,378
Deferred taxes, net	6,140	13,588
Other non-current liabilities	3,599	4,552
Total Liabilities	300,140	310,269

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 29,333 and 29,224 shares issued and outstanding at May 30, 2021 and May 31, 2020, respectively	29	29
Additional paid-in capital	165,533	162,578
Retained earnings	38,580	71,245
Accumulated other comprehensive loss	(1,358)	(2,808)
Total Stockholders’ Equity	202,784	231,044
Total Liabilities and Stockholders’ Equity	$502,924	$541,313
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	May 30, 2021	May 31, 2020	May 26, 2019
Product sales	$544,161	$590,366	$557,559
Cost of product sales	462,687	515,378	476,556
Gross profit	81,474	74,988	81,003
Operating costs and expenses:
Research and development	10,222	11,099	11,466
Selling, general and administrative	65,364	72,188	62,062
Impairment of goodwill and intangible assets	—	12,953	2,000
Legal settlement charge	1,763	—	—
Restructuring costs	17,621	17,285	—
Total operating costs and expenses	94,970	113,525	75,528
Operating (loss) income	(13,496)	(38,537)	5,475

Dividend income	1,125	1,125	1,650
Interest income	48	103	145
Interest expense, net	(15,344)	(9,603)	(5,230)
Loss on debt refinancing	(1,110)	—	—
Other (expense) income, net	(11,689)	(4,395)	1,600
Net (loss) income from continuing operations before taxes	(40,466)	(51,307)	3,640
Income tax benefit (expense)	7,801	13,116	(1,518)
Net (loss) income from continuing operations	(32,665)	(38,191)	2,122

Discontinued operations:
Loss from discontinued operations	—	—	(2,238)
Income tax benefit	—	—	527
Loss from discontinued operations, net of tax	—	—	(1,711)
Net (loss) income	(32,665)	(38,191)	411

Basic net (loss) income per share:
(Loss) income from continuing operations	$(1.12)	$(1.31)	$0.07
Loss from discontinued operations	—	—	(0.06)
Total basic net (loss) income per share	$(1.12)	$(1.31)	$0.01

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(1.12)	$(1.31)	$0.07
(Loss) from discontinued operations	—	—	(0.06)
Total diluted net (loss) income per share	$(1.12)	$(1.31)	$0.01

Shares used in per share computation:
Basic	29,294	29,162	28,359
Diluted	29,294	29,162	28,607
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended
	May 30, 2021	May 31, 2020	May 26, 2019
Net (loss) income	$(32,665)	$(38,191)	$411
Other comprehensive (loss) income, net of tax:
Net unrealized gains (losses) on interest rate swaps, (net of tax effect of ($445), $878, and $282)	1,450	(2,872)	(1,084)
Other comprehensive (loss) income, net of tax	1,450	(2,872)	(1,084)
Total comprehensive loss	$(31,215)	$(41,063)	$(673)
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at May 27, 2018	27,702	$28	$142,087	$109,299	$1,148	$252,562
Issuance of stock under stock plans, net of shares withheld	197	—	327	—	—	327
Issuance of common stock in connection with Yucatan Foods acquisition	1,203	1	15,067	—	—	15,068
Taxes paid by Company for employee stock plans	—	—	(700)	—	—	(700)
Stock-based compensation	—	—	3,560	—	—	3,560
Net income	—	—	—	411	—	411
Other comprehensive loss, net of tax	—	—	—	—	(1,084)	(1,084)
Balance at May 26, 2019	29,102	29	160,341	109,710	64	270,144
ASC 842 transition adjustment	—	—	—	(274)	—	(274)
Issuance of stock under stock plans, net of shares withheld	122	—	30	—	—	30
Taxes paid by Company for employee stock plans	—	—	(212)	—	—	(212)
Stock-based compensation	—	—	2,419	—	—	2,419
Net loss	—	—	—	(38,191)	—	(38,191)
Other comprehensive loss, net of tax	—	—	—	—	(2,872)	(2,872)
Balance at May 31, 2020	29,224	29	162,578	71,245	(2,808)	231,044
Issuance of stock under stock plans, net of shares withheld	109	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(405)	—	—	(405)
Stock-based compensation	—	—	3,360	—	—	3,360
Net loss	—	—	—	(32,665)	—	(32,665)
Other comprehensive income, net of tax	—	—	—	—	1,450	1,450
Balance at May 30, 2021	29,333	$29	$165,533	$38,580	$(1,358)	$202,784
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	May 30, 2021	May 31, 2020	May 26, 2019
Cash flows from operating activities:
Net (loss) income	$(32,665)	$(38,191)	$411
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, amortization of intangibles, debt costs and right-of-use assets	19,867	18,838	15,230
Loss on debt refinancing	1,110	—	—
Stock-based compensation expense	3,360	2,419	3,560
Provision (benefit) for expected credit losses	418	(284)	421
Deferred taxes	(7,893)	(5,440)	910
Change in investment in non-public company, fair value	11,800	4,200	(1,600)
Net loss on disposal of property and equipment held and used	61	143	188
Loss on disposal of property and equipment related to restructuring, net	10,143	14,802	—
Other, net	(74)	195	—
Impairment of goodwill and intangible assets	—	12,953	2,000
Change in contingent consideration liability	—	(500)	(3,500)
Pacific Harvest note receivable reserve	—	1,202	—
Changes in current assets and current liabilities:
Accounts receivable, net	5,775	(6,357)	(9,281)
Inventory	(3,352)	(12,179)	(10,929)
Prepaid expenses and other current assets	7,941	(6,815)	1,601
Accounts payable	(5,982)	(1,249)	19,116
Accrued compensation	3,270	(1,894)	249
Other accrued liabilities	460	1,263	21
Deferred revenue	778	(147)	(2,377)
Net cash provided by (used in) operating activities	15,017	(17,041)	16,020
Cash flows from investing activities:
Purchases of property and equipment	(23,769)	(26,686)	(44,734)
Proceeds from sales of property and equipment	12,913	2,434	264
Proceeds from collections of notes receivable	—	364	545
Proceeds from sale of investment in non-public company	—	—	7,000
Acquisition of Yucatan Foods (Note 2), net of cash acquired	—	—	(59,872)
Net cash used in investing activities	(10,856)	(23,888)	(96,797)
Cash flows from financing activities:
Proceeds from long-term debt	170,000	27,500	60,000
Payments on long-term debt	(114,130)	(11,125)	(5,092)
Proceeds from lines of credit	100,000	119,300	59,000
Payments on lines of credit	(148,400)	(93,900)	(34,000)
Payments for debt issuance costs	(10,484)	(1,576)	(509)
Taxes paid by Company for employee stock plans	(405)	(212)	(700)
Proceeds from sale of common stock	—	30	327
Net cash (used in) provided by financing activities	(3,419)	40,017	79,026
Net increase (decrease) in cash, cash equivalents and restricted cash	742	(912)	(1,751)
Cash, cash equivalents and restricted cash, beginning of period	$553	$1,465	$3,216
Cash, cash equivalents and restricted cash, end of period	$1,295	$553	$1,465
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,223	$10,130	$5,614
Cash paid during the period for income taxes, net of refunds received	$(7,680)	$(1,124)	$(1,963)
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$4,724	$2,820	$3,948
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
Landec’s biomedical company, Lifecore Biomedical, Inc. ("Lifecore"), is a fully integrated contract development and manufacturing organization ("CDMO") that offers highly differentiated capabilities in the development, fill and finish of sterile, injectable-grade pharmaceutical products in syringes and vials. As a leading manufacturer of premium, injectable grade Hyaluronic Acid, Lifecore brings 36 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market. Lifecore recognizes revenue in two different product categories, CDMO and Fermentation.
Landec’s natural food company, Curation Foods, Inc. ("Curation Foods"), is focused on innovating and distributing plant-based foods with 100% clean ingredients to retail, club and foodservice channels throughout North America. Curation Foods is able to maximize product freshness through its geographically dispersed family of growers, refrigerated supply chain and patented BreatheWay packaging technology. Its products are sold in natural food, conventional grocery and mass retail stores, primarily in the United States and Canada. The company categorizes revenue in three categories, fresh packaged salads and vegetables, avocado products and technology which reports revenues for BreatheWay patented supply chain solutions. Included in the Curation Foods segment and fresh packaged salads and vegetables revenue disaggregation is O Olive Oil & Vinegar (“O”), which is a premier producer of California specialty olive oils and wine vinegars. Also included in the Curation Foods segment are the dividends and Landec’s share of the change in the fair market value of the Company’s 26.9% investment ownership of Windset Holdings 2010 Ltd. (“Windset”), a leading edge grower of hydroponically-grown produce.
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
In May 2019, the Company discontinued the Now Planting business. As a result, the Now Planting business, which was launched during the second quarter of fiscal year 2019, was reclassified as a discontinued operation for all periods presented.
Arrangements that are not controlled through voting or similar rights are reviewed under the guidance for variable interest entities (“VIEs”). A company is required to consolidate the assets, liabilities and operations of a VIE if it is determined to be the primary beneficiary of the VIE.
An entity is a VIE and subject to consolidation, if by design: a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that the equity investment in the non-public company by the Company is not a VIE.
Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; loss contingencies; sales returns and credit losses; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived and indefinite lived assets (including intangible assets), and inventory; the valuation of investments; and the valuation and recognition of stock-based compensation.
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
During the fiscal year ended May 30, 2021, sales to the Company’s top five customers accounted for approximately 49% of total revenue with the top two customers from the Curation Foods segment, Walmart, Inc. (“Walmart”) and Costco Corporation (“Costco”) accounting for approximately 16% and 15%, respectively, of total revenues. During the fiscal year ended May 31, 2020, sales to the Company’s top five customers accounted for approximately 48% of total revenue with the top two customers from the Curation Foods segment, Walmart and Costco accounting for approximately 18% and 15%, respectively, of total revenues.
As of May 30, 2021, the top two customers, Walmart and Costco represented approximately 11% and 8%, respectively, of total accounts receivable. Lifecore had one customer that represented 11% of total accounts receivable at the end of fiscal year 2021. As of May 31, 2020, the top two customers, Walmart and Costco represented approximately 13% and 7%, respectively, of total accounts receivable. Lifecore had one customer that represented 12% of total accounts receivable at the end of fiscal year 2020.
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
For derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, the entire change in the fair value of the hedging instrument is recorded as a component of Accumulated other comprehensive loss (“AOCL”) in Stockholders’ Equity. Those amounts are subsequently reclassified to earnings in the same line item in the Consolidated Statement of Operations as impacted when the hedged item affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

During the third quarter of fiscal year 2021, the Company discontinued its hedge accounting prospectively since it was determined that the derivatives are no longer highly effective in offsetting changes in the net investment. The derivatives continue to be carried at fair value in the accompanying Consolidated Balance Sheets with changes in their fair values from the date of discontinued hedge accounting recognized in current period earnings in Other expense (income), net in the Consolidated Statements of Operations. Amounts previously accumulated in AOCL during the period of effectiveness will continue to be realized over the remaining term of the underlying forecasted debt payments as a component of AOCL in Stockholders’ Equity.

Accumulated Other Comprehensive Loss
Comprehensive income consists of two components, net (loss) income and Other comprehensive (loss) income (“OCI”). OCI refers to revenue, expenses, and gains and losses that under GAAP are recorded as a component of stockholders’ equity but are excluded from net (loss) income. The Company’s OCI consists of net deferred gains and losses on its interest rate swap derivative instruments. The components of AOCL, net of tax, are as follows (in thousands):

AOCL
Balance as of May 31, 2020	$(2,808)
Other comprehensive loss before reclassifications, net of tax effect	(344)
Amounts reclassified from OCI	1,794
Other comprehensive (loss) income, net	1,450
Balance as of May 30, 2021	$(1,358)

The Company expects to reclassify approximately $1.1 million into earnings in the next 12 months.
Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not significantly different from their recorded amounts as of May 30, 2021 and May 31, 2020.
Accounts Receivable, Sales Returns and Allowance for Credit Losses

The Company carries its accounts receivable at their face amounts less an allowance for estimated sales returns and credit losses. Sales return allowances are estimated based on historical sales return amounts.

The Company uses the loss rate method to estimate its expected credit losses on trade accounts receivable and contract assets. In order to estimate expected credit losses, the Company assessed recent historical experience, current economic conditions and any reasonable and supportable forecasts to identify risk characteristics that are shared within the financial asset. These risk characteristics are then used to bifurcate the loss rate method into risk pools. The risk pools were determined based on the industries in which the Company operates. Historical credit loss for each risk pool is then applied to the current period aging as presented in the identified risk pools to determine the needed reserve allowance. At times when there are no current economic conditions or forecasts that may affect future credit losses, the Company has determined that recent historical experience provides the best basis for estimating credit losses.

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

The changes in the Company’s allowance for sales returns and credit losses are summarized in the following table (in thousands):

	Balance at beginning of period	Adjustments resulting from acquisitions	Provision (benefit) for expected credit losses	Write offs, net of recoveries	Balance at end of period
Year Ended May 26, 2019	$302	$881	$421	$(588)	$1,016
Year Ended May 31, 2020	$1,016	$—	$(284)	$(294)	$438
Year Ended May 30, 2021	$438	$—	$418	$(577)	$279

Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of May 30, 2021, and May 31, 2020, were $10.6 million and $9.0 million, respectively.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company’s contract liabilities as of May 30, 2021, and May 31, 2020, were $0.9 million and $0.0 million, respectively. No revenue was recognized during fiscal year 2021 that was included in the contract liability balance at the beginning of the fiscal 2021.
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

Curation Foods

Curation Foods’ standard terms of sale are generally included in its contracts and purchase orders. Revenue is recognized at the time shipment is made or upon delivery as control of the product is transferred to the customer. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. Curation Foods has elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation. Curation Foods’ standard payment terms with its customers generally range from 30 days to 90 days. Certain customers may receive cash-based incentives (including: volume rebates, discounts, and promotions), which are accounted for as variable consideration to Curation Foods’ performance obligations. Curation Foods estimates these sales incentives based on the expected amount to be provided to its customers and reduces revenue recognized towards its performance obligations. The Company has not historically had and does not anticipate significant changes in its estimates for variable consideration.

Lifecore

Lifecore generates revenue from two integrated activities: CDMO and fermentation. CDMO is comprised of aseptic and development services. Lifecore’s standard terms of sale are generally included in its contracts and purchase orders. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. Lifecore has elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation. Lifecore’s standard payment terms with its customers generally range from 30 days to 60 days.

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

The Company disaggregates its revenue by segment based on how it markets its products and services and reviews results of operations. The following tables disaggregate segment revenue by major product lines and services (in thousands):

	Year Ended
Curation Foods:	May 30, 2021	May 31, 2020	May 26, 2019
Fresh packaged salads and vegetables	$380,205	$438,083	$453,182
Avocado products	63,575	62,194	27,322
Technology	2,294	4,256	1,182
Total	$446,074	$504,533	$481,686

	Year Ended
Lifecore:	May 30, 2021	May 31, 2020	May 26, 2019
Contract development and manufacturing organization	$75,297	$64,781	$54,439
Fermentation	22,790	21,052	21,434
Total	$98,087	$85,833	$75,873

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

	May 30, 2021	May 31, 2020	May 26, 2019
Cash and cash equivalents	$1,295	$360	$1,080
Restricted cash	—	193	385
Cash, cash equivalents and restricted cash	$1,295	$553	$1,465

The Company was required to maintain restricted cash of $0.0 million as of May 30, 2021, $0.2 million as of May 31, 2020, and $0.4 million as of May 26, 2019 related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in Other assets in the Company’s accompanying Consolidated Balance Sheets.
Inventories
Inventories are stated at the lower of cost (using the first-in, first-out method) or net realizable value. As of May 30, 2021 and May 31, 2020, inventories consisted of the following (in thousands):

	Year Ended
	May 30, 2021	May 31, 2020
Finished goods	$39,493	$35,177
Raw materials	23,942	25,856
Work in progress	6,228	5,278
Total inventories	$69,663	$66,311

If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also records a provision for slow moving and obsolete inventories based on the estimate of demand for its products.

Advertising Expense
Advertising expenditures for the Company are expensed as incurred and included in selling, general, and administrative in the accompanying Consolidated Statements of Operations. Advertising expense for the Company for fiscal years 2021, 2020 and 2019 was $0.9 million, $1.8 million and $1.3 million, respectively.
Related Party Transactions
The Company sold products to and earned license fees from Windset during the last three fiscal years. During fiscal years 2021, 2020 and 2019, the Company recognized revenues of $0.5 million, $0.6 million, and $0.6 million, respectively, from the sale of products to and license fees from Windset. These amounts have been included in product sales in the accompanying Consolidated Statements of Operations. The related receivable balances of $0.1 million and $0.5 million from Windset are included in accounts receivable in the accompanying Consolidated Balance Sheets as of May 30, 2021 and May 31, 2020, respectively.
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
During fiscal year 2020, the Company recorded impairment charges of $1.3 million and $0.5 million related to O property and equipment, and finite-lived intangible assets (customer relationships), respectively. The impairment was determined using the present value of cash flows method and was primarily a result of the recently updated (lowered) financial outlook for the O reporting unit, related to a recent shift in strategic focus within the Curation Foods business segment. The impairment charge of property and equipment is included in selling, general and administrative in the Consolidated Statements of Operations. The impairment charge of the customer relationships intangible asset impairment charge is included in the line item “impairment of goodwill and intangible assets” on the Consolidated Statements of Operations, and is in the Curation Foods business segment.

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
To determine the fair value of a reporting unit as part of its quantitative test, the Company uses a discounted cash flow ("DCF") method under the income approach, as it believes that this approach is the most reliable indicator of the fair value of its businesses and the fair value of their future earnings and cash flows. Under this approach, which requires significant judgments, the Company estimates the future cash flows of each reporting unit and discounts these cash flows at a rate of return that reflects their relative risk and rate of return an outside investor could expect to earn. The cash flows used in the DCF method are consistent with those the Company uses in its internal planning, which gives consideration to actual business trends experienced, and the broader business strategy for the long term. The other key estimates and factors used in the DCF method include, but are not limited to, future volumes, net sales and expense growth rates, and gross margin and gross margin growth rates. Changes in such estimates or the application of alternative assumptions could produce different results. Under the market-based approach, information regarding the Company is utilized along with publicly available industry information to determine earnings multiples that are used to value the Company. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
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
During fiscal year 2020, the Company recorded an impairment charge of $1.1 million and $3.5 million related to its O and Yucatan Foods trademarks, respectively. The Company also recorded an impairment charge of $5.2 million and $2.7 million related to its O and Yucatan Foods goodwill, respectively. The O impairment charges were primarily a result of the recently updated (lowered) financial outlook for the O reporting unit, related to a recent shift in strategic focus within the Curation Foods business segment. The Yucatan Foods impairment charges were primarily a result of an increase in the Yucatan Foods carrying value and an increase in the discount rate, as a result of uncertainty in forecasting the effects of COVID-19 and general economic uncertainties. These impairment charges are included in the line item “impairment of goodwill and intangible assets” on the Consolidated Statements of Operations, and both are in the Curation Foods business segment.
During fiscal year 2019, the Company re-packaged its GreenLine branded food service products to the Eat Smart brand, and recorded an impairment charge for the remaining $2.0 million trademarks intangible assets.
Other than the goodwill write-offs discussed above, there were no other impairment losses for goodwill during fiscal years 2021, 2020 and 2019.

Investment in Non-Public Company

On February 15, 2011, the Company made an investment in Windset which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of May 30, 2021 and May 31, 2020. The Company has elected to account for its investment in Windset under the fair value option. See Note 3 – Investment in Non-public Company for further information. Subsequent to fiscal year end, on June 1, 2021, the Company sold all of its equity interest in Windset to the Newell Capital Corporation and Newell Brothers Investment 2 Corp., see Note 15 - Subsequent Events.
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

The following table sets forth the computation of diluted net (loss) income per share:

	Year Ended
(in thousands, except per share amounts)	May 30, 2021	May 31, 2020	May 26, 2019
Numerator:
Net (loss) income	$(32,665)	$(38,191)	$411

Denominator:
Weighted average shares for basic net (loss) income per share	29,294	29,162	28,359
Effect of dilutive securities:
Stock options and restricted stock units	—	—	248
Weighted average shares for diluted net (loss) income per share	29,294	29,162	28,607

Diluted net (loss) income per share	$(1.12)	$(1.31)	$0.01

Due to the Company’s net loss in fiscal years 2021 and 2020, the net loss per share for fiscal years 2021 and 2020 includes only the weighted average shares outstanding and thus excludes 0.3 million and 0.2 million of outstanding restricted stock unit awards ("RSUs"), respectively, as such impact would be antidilutive.
Options to purchase 1.7 million, 1.7 million, and 1.6 million shares of Common Stock at a weighted average exercise price of $11.36, $12.71, and $13.74 per share during the fiscal years ended May 30, 2021, May 31, 2020 and May 26, 2019, respectively, were not included in the computation of diluted net (loss) income per share due to the net loss in fiscals years 2021 and 2020, or because the options’ exercise price was greater than the average market price of the common stock and, therefore, their inclusion would be antidilutive.

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
Employee Savings and Investment Plans
The Company sponsors a 401(k) plan (“Landec Plan”), which is available to all full-time Landec employees and allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service limitation into designated investment funds. The Company matches 100% on the first 3% and 50% on the next 2% contributed by an employee. Employee and Company contributions are fully vested at the time of the contributions. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For fiscal years 2021, 2020 and 2019, the Company contributed $2.1 million, $2.2 million and $1.8 million, respectively, to the Landec Plan.
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
As of May 30, 2021, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis, including its interest rate swap, and its minority interest investment in Windset.
The fair value of the Company’s interest rate swap contracts is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 fair value measurement and is included in Other assets or Other non-current liabilities in the accompanying Consolidated Balance Sheets.
As of May 30, 2021, related to Curation Foods’ distribution facility in Rock Hill, South Carolina we have $0.5 million in prepaid expenses and other current assets within the Consolidated Balance Sheets meeting the criteria of assets held for sale. As of May 31, 2020, related to Curation Foods’ salad dressing plant in Ontario, California we have $2.6 million of property and equipment, net included in property and equipment, net within the Consolidated Balance Sheets meeting the criteria of assets held for sale. These assets are recognized at the lower of cost or fair value less cost to sell using market approach. The fair value of these assets are classified as level 3 in the fair value hierarchy due to mix of unobservable inputs utilized such as independent research in the market as well as actual quotes from market participants. See Note 4 and Note 14 for additional information.

The Company has elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilizes significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset is considered to be a Level 3 measurement investment.
In determining the fair value of the Company's investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

	May 30, 2021 Range (Weighted Average)	May 31, 2020 Range (Weighted Average)
Revenue growth rates	7% (6.9)%	6% to 7% (6.4)%
Expense growth rates	0% to 8% (5.5)%	6% to 8% (6.6)%
Discount rates	10%	12%

The revenue growth and expense growth rate assumptions are considered the Company’s best estimate of the trends in those items over the discount period. The discount rate assumption takes into account the risk-free rate of return, the market equity risk premium, and the Company’s specific risk premium and then applies an additional discount for lack of liquidity of the underlying securities. The discounted cash flow valuation model used by the Company has the following sensitivity to changes in inputs and assumptions (in thousands):

Impact on value of Windset investment as of May 30, 2021
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

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis (in thousands):

	Fair Value at May 30, 2021			Fair Value at May 31, 2020
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets held for sale - nonrecurring	$—	$—	$515	$—	$—	$2,607
Investment in non-public company	—	—	45,100	—	—	56,900
Total assets	$—	$—	$45,615	$—	$—	$59,507
Liabilities:
Interest rate swap contracts	$—	$1,736	$—	$—	$3,578	$—
Total liabilities	$—	$1,736	$—	$—	$3,578	$—

The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value for the twelve months ended May 30, 2021 (in thousands):

Windset Investment
Balance as of May 31, 2020	$56,900
Fair value change	(11,800)
Balance as of May 30, 2021	$45,100

Recent Accounting Pronouncements

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

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13” or "ASC 326"), which requires measurement and recognition of expected credit losses for financial assets held. Effective June 1, 2020, the Company adopted ASC 326 using the transition method introduced by ASU 2016-13. The adoption of ASC 326 did not have a material impact on our consolidated financial statements.

Under ASC 326, the Company changed its policy for assessing credit losses to include consideration of a broader range of information to estimate credit losses over the life of its financial assets. As of May 30, 2021 the financial assets of the

Company within the scope of the assessment comprised of trade accounts receivable, contract assets, and deposits. See the Accounts Receivable and Sales Returns and Allowance for Credit Losses section within Note 1 for further discussion of the Company's accounting for credit losses.

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
As of May 30, 2021 and May 31, 2020, there was no contingent consideration liability. The reduction in the contingent consideration liability was $0.5 million and $3.5 million for fiscal years 2020 and 2019, respectively, and is recorded as a reduction to selling, general, and administrative expense in the accompanying Consolidated Statements of Operations. The $3.5 million reduction during fiscal year 2019 was due to a very poor olive harvest in California during 2018 resulting in substantially lower volumes of olive oil available for sale over the next twelve months. This, combined with a slower than anticipated apple cider vinegar sales reduced the current projected EBITDA through fiscal year 2020.

3.    Investment in Non-public Company
Windset
On February 15, 2011, Curation Foods entered into a share purchase agreement (the “Windset Purchase Agreement”) with Windset. Pursuant to the Windset Purchase Agreement, Curation Foods purchased from Windset 150,000 Senior A preferred shares for $15.0 million and 201 common shares for $201. On July 15, 2014, Curation Foods increased its investment in Windset by purchasing from the Newell Capital Corporation an additional 68 common shares and 51,211 junior preferred shares of Windset for $11.0 million. After this purchase, the Company’s common shares represented a 26.9% ownership interest in Windset. The Senior A preferred shares yielded a cash dividend of 7.5% annually. The dividend was payable within 90 days of each anniversary of the execution of the Windset Purchase Agreement. The non-voting junior preferred stock did not yield a dividend unless declared by the Board of Directors of Windset and no such dividend has been declared.
The Shareholders’ Agreement between Curation Foods and Windset, as amended on March 15, 2017, included a put and call option (the “Put and Call Option”), which was exercisable on or after March 31, 2022, whereby Curation Foods could exercise the put to sell its common, Senior A preferred shares, and junior preferred shares to Windset, or Windset could exercise the call to purchase those shares from Curation Foods, in either case, at a price equal to 26.9% of the fair market value of Windset’s common shares, plus the liquidation value of the preferred shares of $20.1 million ($15.0 million for the Senior A preferred shares and $5.1 million for the junior preferred shares). Under the terms of the arrangement with Windset, the Company was entitled to designate one of five members on the Board of Directors of Windset.
On October 29, 2014, Curation Foods further increased its investment in Windset by purchasing 70,000 shares of Senior B preferred shares for $7.0 million. The Senior B preferred shares paid an annual dividend of 7.5% on the amount outstanding at each anniversary date of the Windset Purchase Agreement. The Senior B preferred shares purchased by Curation Foods had a put feature whereby Curation Foods could sell back to Windset the Senior B preferred shares for $7.0 million at any time after October 29, 2017.
During the fourth quarter of fiscal year 2019, the Company exercised its put feature and sold the 70,000 shares of Senior B preferred shares back to Windset for $7.0 million.
The investment in Windset does not qualify for equity method accounting as the investment does not meet the criteria of in-substance common stock due to returns through the annual dividend on the non-voting senior preferred shares that were not available to the common stock holders. As the put and call options required all of the various shares to be put or called in equal proportions, the Company has deemed that the investment, in substance, should be treated as a single security for purposes of accounting.
The fair value of the Company’s investment in Windset was determined utilizing the Windset Purchase Agreement’s put/call calculation for value and a discounted cash flow model based on projections developed by Windset that were reviewed by Landec, and considers the put and call conversion options. These features impact the duration of the cash flows utilized to derive the estimated fair values of the investment. These two discounted cash flow models' estimate for fair value are then weighted. Assumptions included in these discounted cash flow models are evaluated quarterly based on Windset’s actual and projected operating results to determine the change in fair value.
The Company recorded $1.1 million in dividend income for the fiscal years ended May 30, 2021 and May 31, 2020, respectively, and $1.7 million for the fiscal year ended May 26, 2019. The decrease in the fair market value of the Company’s investment in Windset for the fiscal years ended May 30, 2021 and May 31, 2020 was $11.8 million and $4.2 million, respectively, and is included in Other income (expense) in the accompanying Consolidated Statements of Operations. The increase in the fair market value of the Company’s investment in Windset for the fiscal year ended May 26, 2019 was $1.6 million and is included in Other income (expense) in the accompanying Consolidated Statements of Operations.

Subsequent to fiscal year end, on June 1, 2021, the Company and Curation Foods entered into and closed a Share Purchase Agreement (the “Purchase Agreement”) with Newell Capital Corporation and Newell Brothers Investment 2 Corp., as Purchasers (the “Purchasers”) and Windset, pursuant to which Curation Foods sold all of its equity interests of Windset to the Purchasers in exchange for an aggregate purchase price of $45.1 million. See Note 15 - Subsequent Events.

4.    Property and Equipment
Property and equipment consists of the following (in thousands):

	Years of Useful Life			Year Ended
				May 30, 2021	May 31, 2020
Land				$15,027	$13,212
Buildings	15	-	40	79,927	89,492
Leasehold improvements	3	-	20	6,879	6,834
Computers, capitalized software, machinery, equipment and autos	3	-	20	141,528	146,659
Furniture and fixtures	3	-	7	2,914	2,603
Construction in process				35,882	28,454
Gross property and equipment				282,157	287,254
Less accumulated depreciation and amortization				(102,598)	(94,916)
Property and equipment, net				$179,559	$192,338

Depreciation and amortization expense for property and equipment for the fiscal years ended May 30, 2021, May 31, 2020 and May 26, 2019 was $16.0 million, $16.3 million and $13.1 million, respectively. Amortization related to finance leases, which is included in depreciation expense, was $0.1 million for each of the fiscal years ended May 30, 2021, May 31, 2020 and May 26, 2019, respectively.
During fiscal years 2021, 2020 and 2019, the Company capitalized $1.0 million, $3.1 million, and $1.0 million in software development costs, respectively. Amortization related to capitalized software was $1.1 million, $0.8 million, and $0.9 million for fiscal years ended May 30, 2021, May 31, 2020 and May 26, 2019, respectively. The unamortized computer software costs as of May 30, 2021 and May 31, 2020 were $4.7 million and $5.0 million, respectively. Capitalized interest was $0.5 million, $1.2 million, and $0.7 million for fiscal years ended May 30, 2021, May 31, 2020 and May 26, 2019, respectively. As disclosed in Note 1, an impairment of property and equipment related to the O reporting unit of $1.3 million was recorded in Selling, general and administrative in the accompanying Consolidated Statements of Operations for the year ended May 31, 2020.
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
In January 2020, the Company decided to seek to divest its Curation Foods salad dressing plant in Ontario, California. During the fiscal year ended May 31, 2020, the Company (1) designated the fixed assets of its office and manufacturing space located in Ontario, California, as assets held for sale, and (2) recognized a $10.9 million impairment loss, which is included in restructuring costs within the Consolidated Statements of Operations for the Curation Foods segment. The remaining net carrying value of $2.6 million is included in property and equipment, net within the Consolidated Balance Sheets as of May 31, 2020. Liabilities of $0.3 million and $2.9 million related to these assets are included in Current portion of lease liabilities and Long-term lease liabilities, respectively, within the Consolidated Balance Sheet as of May 31, 2020. In the first quarter of fiscal year 2021, the Company sold its interest in Ontario. The Company received net cash proceeds of $4.9 million in connection with the sale and recorded a gain of $2.8 million during the fiscal year ended May 30, 2021, which is included in restructuring costs within the Consolidated Statements of Operations.
On June 25, 2020 the Board of Directors approved a plan to close Curation Foods’ underutilized manufacturing operations in Hanover, Pennsylvania (“Hanover”), sell the building and assets related thereto, and consolidate its operations into its manufacturing facilities in Guadalupe, California and Bowling Green, Ohio. The $17.2 million carrying value of these assets was included in property and equipment, net on the consolidated Balance Sheets as of May 31, 2020, and was not classified as assets held for sale as the plan to sell was not finalized until subsequent to fiscal year end 2020. In the first quarter of fiscal year 2021, the Company recognized an $8.8 million impairment loss, which is included in Restructuring costs within the Consolidated Statements of Operations. During the second quarter of fiscal year 2021, the Company sold the Hanover building and assets related thereto for net proceeds of $8.0 million, no gain or loss was recorded upon sale.

In May 2021 the Board of Directors approved a plan to sell Curation Foods’ Rock Hill, South Carolina distribution facility. The $0.5 million carrying value of this asset is included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of May 30, 2021, and was classified as an asset held for sale. There was no impairment recorded in fiscal year 2021. The asset was sold subsequent to fiscal year end on June 9, 2021 for gross proceeds of $1.1 million.
5.    Goodwill and Intangible Assets
Goodwill
The following table presents the changes in goodwill during fiscal 2021 and fiscal 2020 (in thousands):

	2021	2020
Balance at beginning of year	$69,386	$76,742
Yucatan Foods measurement period adjustment	—	504
Impairment	—	(7,860)
Balance at end of year	$69,386	$69,386

We have determined that the Eat Smart, Yucatan Foods, O, and Lifecore are the appropriate reporting units for testing goodwill for impairment. As disclosed in Note 1, an impairment charge of $5.2 million and $2.7 million in O and Yucatan Foods reporting units, respectively, was recorded during the year ended May 31, 2020. As of May 30, 2021, the Eat Smart, Yucatan, and Lifecore reporting unit had $35.5 million, $20.0 million, and $13.9 million of goodwill, respectively.
Intangible Assets
As of May 30, 2021 and May 31, 2020, the Company's intangible assets consisted of the following (in thousands):

		May 30, 2021		May 31, 2020
	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships
Eat Smart (Curation Foods)	13	$7,500	$5,240	$7,500	$4,663
Yucatan Foods (Curation Foods)	12	11,000	2,750	11,000	1,650
Lifecore	12	3,700	3,418	3,700	3,110
Total customer relationships		$22,200	$11,408	$22,200	$9,423
Trademarks/tradenames
Eat Smart (Curation Foods)		$9,100	$872	$9,100	$872
O (Curation Foods)		500	—	500	—
Yucatan Foods (Curation Foods)		12,400	—	12,400	—
Lifecore		4,200	—	4,200	—
Total trademarks/tradenames		$26,200	$872	$26,200	$872

Total intangible assets		$48,400	12,280	$48,400	$10,295

Amortization expense related to finite-lived intangible assets was $2.0 million, $2.0 million, and $1.5 million in fiscal 2021, 2020 and 2019, respectively.

The amortization expense for each year presented are as follows (in thousands):

Fiscal year 2022	$1,959
Fiscal year 2023	1,677
Fiscal year 2024	1,677
Fiscal year 2025	1,629
Fiscal year 2026	1,100
Total	$8,042
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
The Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Awards under the Plan will be evidenced by an agreement with the Plan participants and 2.0 million shares of the Company’s Common Stock (“Shares”) were initially available for award under the Plan. Under the Plan, no recipient may receive awards during any fiscal year that exceeds the following amounts: (i) stock options covering in excess of 500,000 Shares in the aggregate; (ii) stock grants and stock units covering in excess of 250,000 Shares in the aggregate; or (iii) stock appreciation rights covering more than 500,000 Shares in the aggregate. In addition, awards to non-employee directors are discretionary. However, a non-employee director may not be granted awards in excess of an aggregate fair market value of $120,000 during any fiscal year. The exercise price of the options is the fair market value of the Company’s Common Stock on the date the options are granted. As of May 30, 2021, 1,299,808 options to purchase shares and restricted stock units (“RSUs”) were outstanding.
On October 10, 2013, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2013 Plan became effective and replaced the Company’s 2009 Stock Incentive Plan. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates were eligible to participate in the 2013 Plan. The 2013 Plan provided for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Under the 2013 Plan, 2.0 million shares were initially available for awards and as of May 30, 2021, 1,014,605 options to purchase shares and RSUs were outstanding.
On October 15, 2009, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2009 Stock Incentive Plan (the “2009 Plan”) became effective and replaced the Company’s 2005 Stock Incentive Plan. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates were eligible to participate in the 2009 Plan. The 2009 Plan provided for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Under the 2009 Plan, 1.9 million shares were initially available for awards. On October 19, 2017, 1.0 million shares were added to the 2013 Plan following stockholder approval at the 2017 Annual Meeting of Stockholders. As of May 30, 2021, there were options to purchase shares or RSUs outstanding under the 2009 Plan.
At May 30, 2021, the Company had 4.2 million common shares reserved for future issuance under Landec stock incentive plans.
Convertible Preferred Stock
The Company has authorized 2.0 million shares of preferred stock, and as of May 30, 2021 has no outstanding preferred stock.

Grant Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of stock option awards. The use of an option pricing model requires the Company to make estimates and assumptions, including the expected stock price volatility, expected life of option awards, risk-free interest rate, and expected dividend yield which have a significant impact on the fair value estimates. As of May 30, 2021, May 31, 2020 and May 26, 2019, the fair value of stock option grants was estimated using the following weighted average assumptions:

	Year Ended
	May 30, 2021	May 31, 2020	May 26, 2019
Weighted-average grant date fair value	$2.37	$2.55	$2.80
Assumptions:
Expected life (in years)	3.36	3.50	3.50
Risk-free interest rate	0.23%	1.01%	2.47%
Volatility	33%	31%	27%
Dividend yield	—%	—%	—%

Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of May 30, 2021 and changes during the fiscal year then ended is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Total Intrinsic Value of Options Exercised	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at May 27, 2018	1,955,335	$13.20
Options granted	368,264	$11.85
Options exercised	(116,834)	$11.82	$265,911
Options forfeited	(71,669)	$13.75
Options expired	(135,000)	$14.18
Options outstanding at May 26, 2019	2,000,096	$12.94
Options granted	435,000	$10.42
Options exercised	(163,333)	$11.16	$169,066
Options forfeited	(55,806)	$13.08
Options expired	(499,599)	$14.04
Options outstanding at May 31, 2020	1,716,358	$12.15
Options granted	682,600	$9.66
Options exercised	—	$—
Options forfeited	(127,714)	$9.93
Options expired	(437,227)	$13.42
Options outstanding at May 30, 2021	1,834,017	$11.07		4.18	$2,446,243
Options exercisable at May 30, 2021	1,011,265	$12.02		2.67	$747,977

A summary of the Company’s restricted stock unit award activity as of May 30, 2021 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value Per Share
Restricted stock units/awards outstanding at May 27, 2018	408,037	$12.99
Granted	333,486	$13.15
Vested	(237,946)	$13.27
Forfeited	(75,150)	$13.92
Restricted stock units/awards outstanding at May 26, 2019	428,427	$12.80
Granted	296,527	$9.79
Vested	(124,045)	$11.82
Forfeited	(131,361)	$12.49
Restricted stock units/awards outstanding at May 31, 2020	469,548	$11.24
Granted	188,225	$10.13
Vested	(146,197)	$11.69
Forfeited	(31,180)	$10.60
Restricted stock units/awards outstanding at May 30, 2021	480,396	$10.71

Stock-Based Compensation Expense
The following table summarizes the stock-based compensation by statement of operations line item:

	Year Ended
(in thousands)	May 30, 2021	May 31, 2020	May 26, 2019
Cost of sales	$403	$162	$449
Research and development	223	158	114
Selling, general and administrative	2,734	2,099	2,997
Total stock-based compensation	$3,360	$2,419	$3,560

As of May 30, 2021, there was $3.0 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec stock incentive plans. Total expense is expected to be recognized over the weighted-average period of 2.03 years for stock options and 1.71 years for restricted stock unit awards.
Stock Repurchase Plan
On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10.0 million of the Company’s Common Stock. The Company may repurchase its Common Stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its Common Stock and the program may be modified, suspended or terminated at any time at the Company’s discretion without prior notice. During fiscal years 2021, 2020 and 2019, the Company did not purchase any shares on the open market.

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
On December 31, 2020, the Company refinanced its existing Term Loan and Revolver by entering into two separate Credit Agreements (the "New Credit Agreements") with BMO and Goldman Sachs Specialty Lending Group, L.P. (“Goldman”) and Guggenheim Credit Services, LLC ("Guggenheim"), as lenders (collectively, the “Refinance Lenders”). Pursuant to the credit agreement related to the revolving credit facility, BMO has provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $75.0 million revolving line of credit (the “Refinance Revolver”) and serves as administrative agent of the Refinance Revolver. Pursuant to the credit agreement related to the term loan, Goldman and Guggenheim have provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $170.0 million term loan facility (split equally between Goldman and Guggenheim) (the “Refinance Term Loan”) and Goldman serves as administrative agent of the Refinance Term Loan. The Refinance Revolver and Refinance Term Loan are guaranteed, and secured by, substantially all of the Company’s and the Company's direct and indirect subsidiaries' assets.
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
Interest on the Refinance Revolver is based upon the Company’s average availability, at a per annum rate of either (i) LIBOR rate plus a spread of between 2.00% and 2.50% or (ii) base rate plus a spread of between 1.00% and 1.50%, plus a commitment fee, as applicable, of 0.375%. Interest on the Refinance Term Loan is at a per annum rate based on either (i) the base rate plus a spread of 7.50% or (ii) the LIBOR rate plus a spread of 8.50%. The Refinance Term Loan Credit Agreement also states that in the event of a prepayment of any amount other than the scheduled installments within twelve months after the closing date, a penalty will be assessed equal to the aggregate amount of interest that would have otherwise been payable from date of prepayment event until twelve months after the closing date plus 3% of the amount prepaid.
The New Credit Agreements provide the Company the right to increase the revolver commitments under the Refinance Revolver, subject to the satisfaction of certain conditions (including consent from BMO), by obtaining additional commitments from either BMO or another lending institution at an amount of up to $15.0 million.

The New Credit Agreements contain customary financial covenants and events of default under which the obligations thereunder could be accelerated and/or the interest rate increased in specified circumstances.

In connection with the New Credit Agreements, the Company incurred debt issuance costs from the lender and third-parties of $10.2 million.

Concurrent with the close of the New Credit Agreements, the Company repaid all outstanding borrowings under the current Credit Agreement, and terminated the Credit Agreement. In connection with the repayment of borrowings under the Credit Agreement, the Company recognized a loss in fiscal year 2021 of $1.1 million, as a result of the non-cash write-off of unamortized debt issuance costs related to the refinancing under the New Credit Agreements.

As of May 30, 2021, $29.0 million was outstanding on the Refinance Revolver, at an interest rate of 3.00%. As of May 30, 2021, the Refinance Term Loan had an interest rate of 9.5%. As of May 30, 2021, the Company was in compliance with all financial covenants and had no events of default under the New Credit Agreements.
Long-term debt consists of the following as of May 30, 2021 and May 31, 2020 (in thousands):

	May 30, 2021	May 31, 2020
Term loan	$170,000	$114,000
Total principal amount of long-term debt	170,000	114,000
Less: unamortized debt issuance costs	(5,098)	(1,083)
Total long-term debt, net of unamortized debt issuance costs	164,902	112,917
Less: current portion of long-term debt, net	—	(11,554)
Long-term debt, net	$164,902	$101,363

The future minimum principal payments of the Company’s debt for each year presented are as follows (in thousands):

Term Loan
Fiscal year 2022	$—
Fiscal year 2023	2,125
Fiscal year 2024	8,469
Fiscal year 2025	8,422
Fiscal year 2026	150,984
Total	$170,000

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

8.    Income Taxes
The (benefit) provision for income taxes from continuing operations consisted of the following:

(in thousands)	Year Ended
	May 30, 2021	May 31, 2020	May 26, 2019
Current:
Federal	$(38)	$(7,836)	$(67)
State	74	38	63
Foreign	56	56	83
Total	92	(7,742)	79

Deferred:
Federal	(7,433)	(5,212)	1,581
State	(460)	(162)	(142)
Total	(7,893)	(5,374)	1,439
Income tax (benefit) expense	$(7,801)	$(13,116)	$1,518

The actual (benefit) provision for income taxes from continuing operations differs from the statutory U.S. federal income tax rate as follows:

(in thousands)	Year Ended
	May 30, 2021	May 31, 2020	May 26, 2019
Tax at U.S. statutory rate (1)	$(8,498)	$(10,774)	$764
State income taxes, net of federal benefit	(1,136)	(1,782)	46
Tax reform/CARES Act	—	(2,770)	—
Change in valuation allowance	3,690	2,654	929
Tax credit carryforwards	(606)	(613)	(771)
Other compensation-related activity	249	334	618
Impairment of goodwill	—	647	—
Foreign rate differential	(1,414)	(863)	—
Other	(86)	51	(68)
Income tax (benefit) expense	$(7,801)	$(13,116)	$1,518
(1) Statutory rate was 21.0% for fiscal year 2021, 2020 and 2019.

The effective tax rate for fiscal year 2021 changed from a tax provision benefit of 25.56% to a tax provision benefit of 19.29% in comparison to fiscal year 2020. The decrease in the income tax benefit for fiscal year 2021 was primarily due to significant decrease in the Company's loss before tax, and the increase in change in valuation allowance which offsets federal and state research and development credits, and $2.8 million of NOL carryback benefit applied only for fiscal year 2020.
The effective tax rate for fiscal year 2020 changed from a tax provision expense of 70.66% to tax provision benefit of 25.56% in comparison to fiscal year 2019. The decrease in the income tax expense for fiscal year 2020 was primarily due to a decrease in the Company’s profit before tax, carryback of net operating losses, and the benefit of federal and state research and development credits which is offset by the change in valuation allowance, and impairment of goodwill.
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

The CARES Act allows losses incurred in tax years 2018, 2019, and 2020 to be carried back to each of the five preceding tax years and to offset 100% of regular taxable income. Additionally, the CARES Act accelerates the Company’s ability to receive refunds of alternative minimum tax credits generated in prior tax years. In fiscal year 2020, the Company was able to benefit net operating losses generated in fiscal year 2019 and fiscal year 2020 at the 21% federal statutory rate in effect for those years and carried back to tax years with a 35% federal statutory rate thus recognizing a tax provision benefit of $2.8 million during the year ended May 31, 2020.
Significant components of deferred tax assets and liabilities reported in the accompanying Consolidated Balance Sheets consisted of the following:

(in thousands)	Year Ended
	May 30, 2021	May 31, 2020
Deferred tax assets:
Accruals and reserves	$3,366	$4,651
Net operating loss carryforwards	21,916	14,947
Stock-based compensation	1,123	904
Research and AMT credit carryforwards	5,150	4,491
Lease liability	5,902	6,731
Limitations on business interest expense	2,411	2,081
Other	927	426
Gross deferred tax assets	40,795	34,231
Valuation allowance	(10,460)	(6,770)
Net deferred tax assets	30,335	27,461

Deferred tax liabilities:
Depreciation and amortization	(16,600)	(19,049)
Goodwill and other indefinite life intangibles	(13,406)	(12,204)
Basis difference in investment in non-public company	(1,382)	(3,439)
Right of use asset	(5,087)	(6,357)
Deferred tax liabilities	(36,475)	(41,049)

Net deferred tax liabilities	$(6,140)	$(13,588)

The effective tax rates for fiscal year 2021 differ from the blended statutory federal income tax rate of 21% as a result of several factors, including a significant decrease in the Company's loss before tax, the change in valuation allowance related to federal, state and foreign deferred balances, foreign rate differential, change in ending state deferred blended rate, fixed assets, and the benefit of federal and state research and development credits.

The effective tax rates for fiscal year 2020 differ from the blended statutory federal income tax rate of 21% as a result of several factors, including a decrease in the Company's profit before tax, carryback of net operating losses, the change in valuation allowance related with state and foreign deferred balances, foreign rate differential, change in ending state deferred blended rate, impairment of goodwill and fixed assets, and the benefit of federal and state research and development credits. The effective tax rates for fiscal year 2019 differ from the statutory federal blended income tax rate of 21% as a result of several factors, including Yucatan acquisition, the change in valuation allowance related with foreign deferred balances, foreign rate differential, change in ending state deferred blended rate, limitation of deductibility of executive compensation, and the benefit of federal and state research and development credits.
As of May 30, 2021, the Company had federal, foreign, California, Indiana, and other state net operating loss carryforwards of approximately $68.1 million, $14.8 million, $24.2 million, $10.4 million, and $16.7 million respectively. These losses expire in different periods through 2042, if not utilized. The Company acquired additional net operating losses through the acquisition of Greenline. Utilization of these acquired net operating losses in a specific year is limited due to the “change in ownership” provision of the Internal Revenue Code of 1986 and similar state provisions. The net operating losses presented above for federal and state purposes is net of any such limitation.

The Company has federal, California, and Minnesota research and development tax credit carryforwards of approximately $2.6 million, $2.0 million, and $1.2 million, respectively. The research and development tax credit carryforwards have an unlimited carryforward period for California purposes, 20 year carryforward for federal purposes, and 15 year carryforward for Minnesota purposes.
Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. Based on this analysis and considering all positive and negative evidence, we determined that a valuation allowance of $1.4 million, $4.2 million, and $4.9 million should be recorded as a result of uncertainty around the utilization of federal, state, and foreign net operating losses, and federal capital loss carryforward.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	Year Ended
	May 30, 2021	May 31, 2020	May 26, 2019
Unrecognized tax benefits – beginning of the period	$827	$616	$479
Gross increases – tax positions in prior period	—	101	29
Gross decreases – tax positions in prior period	—	(11)	—
Gross increases – current-period tax positions	115	121	133
Lapse of statute of limitations	—	—	(25)
Unrecognized tax benefits – end of the period	$942	$827	$616

As of May 30, 2021 the total amount of net unrecognized tax benefits is $0.9 million, of which, $0.8 million, if recognized, would affect the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest is not material as of May 30, 2021. The Company does not expect its unrecognized tax benefits to decrease within the next twelve months.
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
Finance Leases
On September 3, 2015, Lifecore leased an 80,950 square foot building in Chaska, MN, two miles from its current facility. The initial term of the lease is seven years with two five-year renewal options. The lease contains a buyout option at any time after year seven with the purchase price equal to the mortgage balance on the lessor’s loan secured by the building. Gross assets recorded under finance leases, included in property and equipment, net, were $3.8 million as of both May 30, 2021 and May 31, 2020. Accumulated amortization associated with finance leases was $0.6 million and $0.5 million as of May 30, 2021 and May 31, 2020, respectively. The monthly lease payment was initially $34,000 and increases by 2.4% per year. Lifecore and the lessor made capital improvements prior to occupancy and thus the lease did not become effective until January 1, 2016. Lifecore is currently using the building for warehousing and final packaging.
The components of lease cost were as follows:

	Year Ended	Year Ended
(In thousands, except term and discount rate)	May 30, 2021	May 31, 2020
Finance lease cost:
Amortization of leased assets	$117	$116
Interest on lease liabilities	348	358
Operating lease cost	5,788	6,343
Variable lease cost and other	792	1,951
Sublease income	(90)	—
Total lease cost	$6,955	$8,768

Weighted-average remaining lease term:
Operating leases	11.67	11.06
Finance leases	1.60	2.60
Weighted-average discount rate:
Operating leases	4.99%	5.24%
Finance leases	10.00%	10.00%

The Company’s leases have original lease periods ending between 2021 and 2040. The Company’s maturity analysis of operating and finance lease liabilities as of May 30, 2021 are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Fiscal year 2022	$4,850	$466	$5,316
Fiscal year 2023	4,052	3,497	7,549
Fiscal year 2024	3,263	9	3,272
Fiscal year 2025	2,502	2	2,504
Fiscal year 2026	2,015	—	2,015
Thereafter	16,076	—	16,076
Total lease payments	32,758	3,974	36,732
Less: interest	(8,685)	(547)	(9,232)
Present value of lease liabilities	24,073	3,427	27,500
Less: current obligation of lease liabilities	(3,768)	(121)	(3,889)
Total long-term lease liabilities	$20,305	$3,306	$23,611

Supplemental cash flow information related to leases are as follows:

	Year Ended	Year Ended
(in thousands)	May 30, 2021	May 21, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,322	$7,853
Operating cash flows from finance leases	348	328
Financing cash flows from finance leases	110	118
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$4,294	$3,752

During May 2021 we entered into a transportation management, warehousing, and transportation services agreement with Castellini Company, LLC to outsource Curation Foods’ fresh packaged salads and vegetables logistics management, including transportation, warehousing and distribution. In connection with this arrangement, during the fiscal year ended May 30, 2021 we recorded a $1.7 million impairment of our operating lease right-of-use assets related to certain vehicle leases, which is included in restructuring costs within the Consolidated Statements of Operations.

10.     Commitments and Contingencies
Purchase Commitments
At May 30, 2021, the Company was committed to purchase $75.4 million of produce and other materials. For the fiscal years ended May 30, 2021, May 31, 2020 and May 26, 2019, purchases related to long term commitments under take or pay agreements were $3.0 million, $3.4 million, and $0.5 million, respectively.
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
The legal actions consisted of various claims, all of which were settled in fiscal year 2017. Under the settlement agreement, the plaintiffs were to be paid in three installments. The Company and Pacific Harvest each agreed to pay one half of the settlement payments. The Company paid the entire first two installments and Pacific Harvest agreed to reimburse the Company for its $2.1 million portion. As of May 30, 2021, the outstanding balance of the receivable was $1.2 million. The Company makes ongoing estimates relating to the collectability of receivables. A reserve is established for any note when there is reasonable doubt that the principal or interest will be collected in full. The Company may write-off uncollectable receivables after collection efforts are exhausted. During the fiscal year 2020, the Company's review for collectability concluded that a receivable reserve of $1.2 million would be recorded. The Company's conclusion regarding collectability changed as a result of Pacific Harvest communicating their refusal to pay combined with their brining claims against the Company. During the fiscal year ended May 30, 2021, the Company agreed to discharge Pacific Harvest from the $1.2 million receivable as part of a settlement agreement with Pacific Harvest (see other litigation matters section below for additional information).
Compliance Matters
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
At this stage, the ultimate outcome of these or any other investigations, legal actions, or potential claims that may arise from the matters under investigation is uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of net loss after indemnification, or its effect, if any, on its financial statements. Separately, there are indemnification provisions in the purchase agreement that may allow the Company to recover costs for fraud or breach of the purchase agreement from the seller. Because recovery of amounts are contingent upon a legal settlement, no amounts have been recorded as recoverable costs through May 30, 2021.
During the third quarter of fiscal year 2021 the Company reached a resolution with its insurance carrier that resulted in a recovery of $1.6 million which is recorded as a reduction of selling, general and administrative in the Consolidated Statements of Operations for the fiscal year ended May 30, 2021. Absent further material developments in the investigation, the Company does not expect additional material recovery from the insurance carrier.
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
On February 14, 2020, a complaint was filed against the Company, Curation Foods, the Company's current CEO Albert Bolles, and the Company’s former CFO Gregory Skinner (collectively, the “Landec Parties”), and other defendants in Santa Barbara County Superior Court, entitled Pacific Harvest, Inc., et al. v. Curation Foods, Inc., et al. (No. 20CV00920). The case was brought by Pacific Harvest, Inc. (“Pacific”) and Rancho Harvest, Inc. (“Rancho”), two related companies that have provided labor and employee staffing services to Curation Foods. Among other things, Pacific and Rancho allege that Curation Foods wrongfully decreased its use of Pacific’s staffing services and misappropriated Pacific’s trade secrets when Curation Foods increased its use of another staffing company and transitioned Pacific’s employees to the other staffing company. Pacific and Rancho also allege that Curation Foods breached agreements between the parties related to a loan from Curation Foods, on which Pacific and Rancho have ceased making payments. Pacific Harvest and Rancho asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contracts and potential economic advantage, misappropriation of trade secrets under California’s Uniform Trade Secrets Act, business practices in violation of California Unfair Competition Law, fraud, defamation, violation of California Usury Law, breach of fiduciary duty, and declaratory relief regarding the parties’ rights and obligations under certain of the parties’ contracts. On March 15, 2021, the Company executed a settlement agreement related to this matter. In connection with the settlement agreement, the Company recorded a $1.8 million charge after considering the total settlement amount and insurance recoveries, and this amount is included in Legal settlement charge in the Consolidated Statements of Operations for the fiscal year ended May 30, 2021. The final settlement amount was paid to the plaintiffs by Curation Foods, its co-defendants, and insurers on April 14, 2021. Pursuant to the settlement agreement, the case was dismissed with prejudice on April 23, 2021.

11.    Business Segment Reporting
The Company operates using three strategic reportable business segments, aligned with how the Chief Executive Officer, who is the chief operating decision maker (“CODM”), manages the business: the Curation Foods segment, the Lifecore segment, and the Other segment.
The Curation Foods business includes (i) four natural food brands, including Eat Smart, O Olive Oil & Vinegar, Yucatan Foods, and Cabo Fresh, (ii) BreatheWay® activities, and (iii) activity related to our 26.9% investment in Windset. The Curation Foods segment includes activities to market and pack specialty packaged whole and fresh-cut fruit and vegetables, the majority of which incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry and are sold primarily under the Eat Smart brand and various private labels. The Curation Foods segment also includes sales of BreatheWay packaging to partners for fruit and vegetable products, sales of olive oils and wine vinegars under the O brand, sales of avocado products under the brands Yucatan Foods and Cabo Fresh, and activity related to our previously held investment in Windset.

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
All of the Company's assets are located within the United States of America except for the production facility in Mexico, which was acquired by the Company as a result of the Yucatan Foods acquisition. The following table presents our property and equipment, net by geographic region (in millions):

	Year Ended
Property and equipment, net	May 30, 2021	May 31, 2020
United States	$167.7	$179.1
Mexico	11.9	13.2
Total property and equipment, net	$179.6	$192.3
The Company’s international sales by geography are based on the billing address of the customer and were as follows (in millions):

	Year Ended
	May 30, 2021	May 31, 2020	May 26, 2019
Canada	$60.9	$76.4	$83.6
Belgium	$13.7	$13.8	$15.1
Switzerland	$4.7	$1.7	$1.2
Czech Republic	$3.5	$1.4	$0.0
Ireland	$2.0	$4.0	$5.0
All Other Countries	$5.1	$4.7	$3.9

Operations by segment consisted of the following (in thousands):

Year Ended May 30, 2021	Curation Foods	Lifecore	Other	Total
Product sales	$446,074	$98,087	$—	$544,161
Gross profit	43,209	38,265	—	81,474
Net income (loss) from continuing operations	(28,241)	14,461	(18,885)	(32,665)
Identifiable assets	197,660	185,417	119,847	502,924
Depreciation and amortization	12,410	5,502	96	18,008
Capital expenditures	7,547	16,222	—	23,769
Dividend income	1,125	—	—	1,125
Interest income	—	—	48	48
Interest expense, net	(5,502)	—	(9,842)	(15,344)
Income tax (benefit) expense	(8,918)	4,568	(3,451)	(7,801)
Corporate overhead allocation	5,734	4,773	(10,507)	—

Year Ended May 31, 2020
Product sales	$504,533	$85,833	$—	$590,366
Gross profit	42,105	32,883	—	74,988
Net income (loss) from continuing operations	(39,088)	11,749	(10,852)	(38,191)
Identifiable assets	249,217	165,461	126,635	541,313
Depreciation and amortization	13,240	5,008	96	18,344
Capital expenditures	15,944	10,612	130	26,686
Dividend income	1,125	—	—	1,125
Interest income	37	—	66	103
Interest expense, net	5,504	—	4,099	9,603
Income tax (benefit) expense	(13,028)	3,346	(3,434)	(13,116)
Corporate overhead allocation	5,908	4,190	(10,098)	—

Year Ended May 26, 2019
Product sales	$481,686	$75,873	$—	$557,559
Gross profit	49,305	31,698	—	81,003
Net income (loss) from continuing operations	(6,229)	12,070	(3,719)	2,122
Identifiable assets	367,352	145,558	6,181	519,091
Depreciation and amortization	10,360	4,140	730	15,230
Capital expenditures	30,583	12,965	1,186	44,734
Dividend income	1,650	—	—	1,650
Interest income	112	—	33	145
Interest expense, net	3,278	—	1,952	5,230
Income tax (benefit) expense	(1,373)	4,024	(1,133)	1,518
Corporate overhead allocation	5,837	3,901	(9,738)	—

12.    Quarterly Consolidated Financial Information (unaudited)
The following is a summary of the unaudited quarterly results of operations for fiscal years 2021 and 2020 (in thousands, except for per share amounts):

Fiscal Year 2021	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Product sales	$135,643	$130,904	$137,782	$139,832	$544,161
Gross profit	16,347	20,637	19,689	24,801	81,474
Net (loss) income from continuing operations	(11,000)	(13,301)	(5,498)	(2,866)	(32,665)
Net (loss) income per basic share from continuing operations	$(0.38)	$(0.45)	$(0.19)	$(0.14)	$(1.12)
Net (loss) income per diluted share from continuing operations	$(0.38)	$(0.45)	$(0.19)	$(0.14)	$(1.12)

Fiscal Year 2020	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Product sales	$138,714	$142,593	$152,928	$156,131	$590,366
Gross profit	15,336	15,514	20,047	24,091	74,988
Net (loss) income from continuing operations	(4,784)	(6,740)	(11,518)	(15,149)	(38,191)
Net income (loss) applicable to common stockholders	(4,784)	(6,740)	(11,518)	(15,149)	(38,191)
Net (loss) income per basic share from continuing operations	$(0.16)	$(0.23)	$(0.39)	$(0.52)	$(1.31)
Net (loss) income per diluted share from continuing operations	$(0.16)	$(0.23)	$(0.39)	$(0.52)	$(1.31)

13.    Discontinued Operations
Now Planting
During the fourth quarter of fiscal year 2019, the Company discontinued its Now Planting business, which resided in its Curation Foods segment. As a result, the Company met the requirements to report the results of Now Planting as discontinued operations and to classify any assets and liabilities as held for abandonment.
As of May 30, 2021 and May 31, 2020 there were no assets or liabilities of the Now Planting business segment included in assets and liabilities of discontinued operations.

Once the Now Planting businesses was discontinued, the operations associated with these business qualified for reporting as discontinued operations. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in the Company’s Consolidated Statements of Operations and the Notes to the Consolidated Financial Statements have been adjusted to exclude Now Planting in fiscal year 2019. Components of amounts reflected in (loss) income from discontinued operations, net of tax are as follows (in thousands):

	Year Ended
	May 30, 2021	May 31, 2020	May 26, 2019
Product sales	$—	$—	$548
Cost of product sales	—	—	(1,649)
Research and development	—	—	(102)
Selling, general and administrative	—	—	(1,035)
Loss from discontinued operations before taxes	—	—	(2,238)
Income tax benefit	—	—	527
Loss from discontinued operations, net of tax	$—	$—	$(1,711)

Cash provided by (used in) operating activities by the Now Planting business totaled $0.0 million, $0.0 million, and $(1.3) million for the fiscal years ended May 30, 2021, May 31, 2020 and May 26, 2019, respectively.

14.    Restructuring Costs
During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces and the sale of non-strategic assets.

The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of Operations, by Business Segment for the fiscal year ended May 30, 2021:

(In thousands)	Curation Foods	Lifecore	Other	Total
Year Ended May 30, 2021
Asset write-off costs	$8,370	$—	$—	$8,370
Employee severance and benefit costs	1,765	—	—	1,765
Lease costs	1,774	—	—	1,774
Other restructuring costs	3,861	—	1,851	5,712
Total restructuring costs	$15,770	$—	$1,851	$17,621

Asset write-off costs

Asset write-off costs are costs related to impairment or disposal of property and equipment as part of the Company's restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. These costs are included in restructuring costs within the Consolidated Statements of Operations. See the Assets Held for Sale section within Note 1 for additional information.

In the first quarter of fiscal year 2021, the Company sold its interest in Ontario. The Company received net cash proceeds of $4.9 million in connection with the sale and recorded a gain of $2.8 million.

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

In the fourth quarter of fiscal year 2021, the Company recognized a $0.5 million impairment loss related to nonoperational internal use software as a result of a strategic shift in our logistics strategy driven by our restructuring plan and our transportation management, warehousing, and transportation services agreement with Castellini Company, LLC.

Employee severance and benefit costs

Employee severance and benefit costs are costs incurred as a result of reduction-in-force driven by our restructuring plan and closure of offices and facilities. These costs were driven primarily by the closure of our San Rafael, California office, Santa Clara, California office, Los Angeles, California office, the sale of our Hanover manufacturing facility, and our transportation management, warehousing, and transportation services agreement with Castellini Company, LLC.

Lease Costs

In August 2020, the Company closed its leased Santa Clara, California office and entered into a sublease agreement. In the fourth quarter of fiscal year 2020 the Company closed its leased Los Angeles, California office and plans to sublease the office.

Other restructuring costs

For the fiscal year ended May 30, 2021, other restructuring costs primarily related to consulting costs to execute the Company’s restructuring plan to drive enhanced profitability, focus the business on its strategic assets, and redesign the organization to be the appropriate size to compete and thrive.

The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of Operations by Business Segment, since inception of the restructuring plan in fiscal year 2020 through the fiscal year ended
May 30, 2021:

	Curation Foods	Lifecore	Other	Total
(In thousands)
Asset write-off costs	$21,032	$—	$418	$21,450
Employee severance and benefit costs	3,233	—	784	4,017
Lease costs	2,166	—	26	2,192
Other restructuring costs	4,885	—	2,362	7,247
Total restructuring costs	$31,316	$—	$3,590	$34,906

The total expected cost related to the restructuring plan is approximately $37.0 million.

15.    Subsequent Events
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

Sale of Windset Investment

On June 1, 2021, the Company and Curation Foods entered into and closed a Share Purchase Agreement (the “Purchase Agreement”) with Newell Capital Corporation and Newell Brothers Investment 2 Corp., as Purchasers (the “Purchasers”) and Windset, pursuant to which Curation Foods sold all of its equity interests of Windset to the Purchasers in exchange for an aggregate purchase price of $45.1 million (the “Sale”). The Purchase Agreement included various representations, warranties and covenants of the parties generally customary for a transaction of this nature.

Concurrent with the consummation of the Sale, the Company used the net proceeds from the Sale, and net of $3.6 million of prepaid interest and prepayment penalties (as required by the Refinance Term Loan), to pay down the Company's long-term debt by $41.4 million.

(b)Index of Exhibits.

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2008.

3.2	Amended and Restated By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2012.

3.3	Amendment No. 1 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2019.

3.4	Amendment No. 2 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2019.

3.5	Amendment No. 3 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2020.

4.1+	Description of Capital Stock.

10.1	Form of Indemnification Agreement incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2018.

10.2*	Landec Corporation Nonqualified Deferred Compensation Plan, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed on August 7, 2013.

10.3*	Landec Corporation 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 11, 2013.

10.4*	First Amendment to the Landec Corporation 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2017.

10.5*
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

10.7*
Form of Stock Unit Agreement for the Landec Corporation 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 11, 2013.

10.8*
Form of Notice of Grant of Stock Appreciation Right and Stock Appreciation Right Agreement for the Landec Corporation 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 11, 2013.

10.9*
Landec Corporation 2019 Stock Incentive Plan, including the forms of awards attached thereto, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 21, 2019.
2019 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 21, 2019.

10.10*	Long-Term Incentive Plan for Fiscal Year 2020, incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on July 24, 2017.

10.11*	Long-Term Incentive Plan for Fiscal Year 2021, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 30, 2018.

10.12
Settlement Agreement amongst the Registrant, Apio, Inc., Rancho Harvest, Inc. and Pacific Harvest, Inc. and the plaintiffs named therein and Addendum to the Settlement Agreement effective as of May 5, 2017, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2017.

Exhibit Number		Exhibit Title

10.13
Purchase Agreement dated as of April 26, 2018, by and between Apio, Inc. Michael R. Mills, San Ysidro Farms, Inc., B&D Farms, Mahoney Brothers, and RCM Farms, LLC, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2018.

10.14
Letter Agreement dated May 22, 2018 among the Registrant, Nelson Obus and Wynnefield Capital, Inc. incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2018.

10.15
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

10.16		Landec Corporation Executive Change in Control Severance Plan.

10.17
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

10.18
Credit Agreement, dated December 31, 2020, by and among Landec Corporation, Curation Foods, Inc. and Lifecore Biomedical, Inc., as borrowers, certain other subsidiary parties thereto, as guarantors, and BMO Harris Bank., N.A., a slender and administrative agent, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2021.

10.19
Pledge and Security Agreement, dated December 31, 2020, by and among Landec Corporation, Curation Foods, Inc., Lifecore Biomedical, Inc. and certain other subsidiary parties thereto, as grantors, and Goldman Sachs Specialty Lending Group, L.P., as collateral agent, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 5, 2021

10.2
Pledge and Security Agreement, dated December 31, 2020, by and among Landec Corporation, Curation Foods, Inc., Lifecore Biomedical, Inc. and certain other subsidiary parties thereto, as grantors, and BMO Harris Bank., N.A., as administrative agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 5, 2021.

10.21
Employment Agreement, dated January 18, 2021, by and between Landec Corporation and John Morberg, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2021.

10.22
Separation and General Release by and between Landec Corporation and Brian McLaughlin, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2021.

10.23		Separation and General Release by and between Landec Corporation and Dawn Kimball, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2021

10.24	Share
Share Purchase Agreement, dated June 1, 2021, by and among the Company, Curation Foods, Newell Capital Corporation, Newell Brothers Investment 2 Corp., and Windset Holdings 2010 Ltd., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2021.

10.25
Amended and Restated Employment Agreement between the Registrant and Albert D. Bolles, Ph.D., effective as of July 23, 2020, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 7, 2020.

.
21.1+		Subsidiaries of the Registrant

23.1+		Consent of Independent Registered Public Accounting Firm

Exhibit Number	Exhibit Title

24.1+	Power of Attorney – See signature page

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Represents a management contract or compensatory plan or arrangement
**	Information is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing
+	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Maria, State of California, on July 29, 2021.

LANDEC CORPORATION

By:	/s/ John Morberg
John Morberg
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Albert D. Bolles and John Morberg, and each of them, as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact to any and all amendments to said Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Albert D. Bolles, Ph.D.
Albert D. Bolles, Ph.D.	President and Chief Executive Officer (Principal Executive Officer) and Director	July 29, 2021

/s/ John Morberg
John Morberg	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 29, 2021

/s/ Craig Barbarosh
Craig Barbarosh	Director	July 29, 2021

/s/ Deborah Carosella
Deborah Carosella	Director	July 29, 2021

/s/ Jeffrey Edwards
Jeffrey Edwards	Director	July 29, 2021

/s/ Katrina Houde
Katrina Houde	Director	July 29, 2021

/s/ Nelson Obus
Nelson Obus	Director	July 29, 2021

/s/ Tonia Pankopf
Tonia Pankopf	Director	July 29, 2021

/s/ Andrew K. Powell
Andrew K. Powell	Director	July 29, 2021

/s/ Joshua E Schechter
Joshua E. Schechter	Director	July 29, 2021

/s/ Catherine A. Sohn
Catherine A. Sohn	Director	July 29, 2021

/s/ Patrick D. Walsh
Patrick D. Walsh	Director	July 29, 2021