Form 10-Q
period 2021-08-29
LANDEC CORP \CA\
filed 2021-10-05
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended August 29, 2021, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of October 4, 2021, there were 29,461,710 shares of common stock outstanding.

LANDEC CORPORATION
FORM 10-Q
For the Fiscal Quarter Ended August 29, 2021

i

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	August 29, 2021	May 30, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,447	$1,295
Accounts receivable, less allowance for credit losses	61,956	70,013
Inventories	69,415	69,663
Prepaid expenses and other current assets	9,591	7,350
Total Current Assets	142,409	148,321

Investment in non-public company, fair value	—	45,100
Property and equipment, net	180,460	179,559
Operating lease right-of-use assets	14,299	20,827
Goodwill	69,386	69,386
Trademarks/tradenames, net	25,328	25,328
Customer relationships, net	10,295	10,792
Other assets	3,442	3,611
Total Assets	$445,619	$502,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$46,355	$47,569
Accrued compensation	9,173	12,304
Other accrued liabilities	10,855	7,996
Current portion of lease liabilities	4,054	3,889
Deferred revenue	1,216	1,130
Line of credit	32,000	29,000
Total Current Liabilities	103,653	101,888

Long-term debt, net	123,833	164,902
Long-term lease liabilities	17,072	23,611
Deferred taxes, net	4,091	6,140
Other non-current liabilities	3,105	3,599
Total Liabilities	251,754	300,140

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 29,462 and 29,333 shares issued and outstanding at August 29, 2021 and May 30, 2021, respectively	29	29
Additional paid-in capital	165,725	165,533
Retained earnings	29,103	38,580
Accumulated other comprehensive loss	(992)	(1,358)
Total Stockholders’ Equity	193,865	202,784
Total Liabilities and Stockholders’ Equity	$445,619	$502,924

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	August 29, 2021	August 30, 2020
Product sales	$128,788	$135,643
Cost of product sales	111,269	119,296
Gross profit	17,519	16,347
Operating costs and expenses:
Research and development	2,826	2,508
Selling, general and administrative	15,939	17,903
Restructuring costs	2,562	8,404
Total operating costs and expenses	21,327	28,815
Operating loss	(3,808)	(12,468)

Dividend income	—	281
Interest income	27	8
Interest expense	(7,917)	(3,109)
Other income (expense), net	109	(21)
Net loss before tax	(11,589)	(15,309)
Income tax benefit	2,112	4,309
Net loss	$(9,477)	$(11,000)

Net loss per common share:
Basic	$(0.32)	$(0.38)
Diluted	$(0.32)	$(0.38)

Shares used in per share computation:
Basic	29,424	29,242
Diluted	29,424	29,242

Other comprehensive income (loss), net of tax:
Net unrealized gain (losses) on interest rate swaps (net of tax effect of $(90) and $(121))	$366	$304
Other comprehensive income (loss), net of tax	366	304
Total comprehensive loss	$(9,111)	$(10,696)

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share amounts)

Three Months Ended August 29, 2021
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 30, 2021	29,333	$29	$165,533	$38,580	$(1,358)	$202,784
Issuance of stock under stock plans, net of shares withheld	129	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(428)	—	—	(428)
Stock-based compensation	—	—	620	—	—	620
Net loss	—	—	—	(9,477)	—	(9,477)
Other comprehensive income, net of tax	—	—	—	—	366	366
Balance at August 29, 2021	29,462	$29	$165,725	$29,103	$(992)	$193,865

Three Months Ended August 30, 2020
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 31, 2020	29,224	$29	$162,578	$71,245	$(2,808)	$231,044
Issuance of stock under stock plans, net of shares withheld	18	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(82)	—	—	(82)
Stock-based compensation	—	—	892	—	—	892
Net loss	—	—	—	(11,000)	—	(11,000)
Other comprehensive income, net of tax	—	—	—	—	304	304
Balance at August 30, 2020	29,242	$29	$163,388	$60,245	$(2,504)	$221,158

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	August 29, 2021	August 30, 2020
Cash flows from operating activities:
Net loss	$(9,477)	$(11,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization of intangibles, debt costs and right-of-use assets	5,054	5,102
Deferred taxes	(2,138)	(4,349)
Stock-based compensation expense	620	892
Provision for expected credit losses	60	35
Net loss (gain) on disposal of property and equipment held and used	16	(11)
(Gain) loss on disposal of property and equipment related to restructuring, net	(92)	6,005
Other, net	(70)	21
Changes in current assets and current liabilities:
Accounts receivable, net	7,997	11,144
Inventories	248	6,313
Prepaid expenses and other current assets	(2,697)	1,353
Accounts payable	1,517	917
Accrued compensation	(3,131)	(139)
Other accrued liabilities	2,838	613
Deferred revenue	86	125
Net cash provided by operating activities	831	17,021

Cash flows from investing activities:
Sale of Investment in non-public company	45,100	—
Purchases of property and equipment	(7,913)	(4,623)
Proceeds from sales of property and equipment	1,082	4,855
Net cash provided by investing activities	38,269	232

Cash flows from financing activities:
Payments on long-term debt	(41,388)	(8,030)
Proceeds from lines of credit	8,000	11,000
Payments on lines of credit	(5,000)	(19,400)
Payments for debt issuance costs	(132)	(512)
Taxes paid by Company for employee stock plans	(428)	(82)
Net cash used in financing activities	(38,948)	(17,024)
Net increase in cash, cash equivalents and restricted cash	152	229
Cash, cash equivalents and restricted cash, beginning of period	1,295	553
Cash, cash equivalents and restricted cash, end of period	$1,447	$782

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$1,994	$978

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
Landec’s natural food company, Curation Foods, Inc. (“Curation Foods”), is focused on innovating and distributing plant-based foods with 100% clean ingredients to retail, club and foodservice channels throughout North America. Curation Foods is able to maximize product freshness through its geographically dispersed family of growers, refrigerated supply chain and patented BreatheWay packaging technology. Its products are sold in natural food, conventional grocery and mass retail stores, primarily in the United States and Canada. The company categorizes revenue in three categories, fresh packaged salads and vegetables, avocado products and technology which reports revenues for BreatheWay patented supply chain solutions. Included in the Curation Foods segment and fresh packaged salads and vegetables revenue disaggregation is O Olive Oil & Vinegar (“O”), which is a premier producer of California specialty olive oils and wine vinegars. Also included in the Curation Foods segment are the dividends from and Landec’s share of the change in the fair market value of the Company’s 26.9% investment in Windset Holdings 2010 Ltd. (“Windset”), until the Company sold that investment on June 1, 2021.
Basis of Presentation
The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at August 29, 2021, and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 30, 2021 (the “Annual Report”).
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
The results of operations for the three months ended August 29, 2021 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Curation Foods’ business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.
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

An entity is a VIE and subject to consolidation, if by design: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders or (b) as a group the holders of the equity investment at risk lack any one of the following three characteristics: (i) the power, through voting rights or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity. The Company reviewed the consolidation guidance and concluded that the equity investment in the non-public company by the Company is not a VIE.
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

(In thousands)	August 29, 2021	May 30, 2021	August 30, 2020	May 31, 2020
Cash and cash equivalents	$1,447	$1,295	$589	$360
Restricted cash	—	—	193	193
Cash, cash equivalents and restricted cash	$1,447	$1,295	$782	$553

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following:

(In thousands)	August 29, 2021	May 30, 2021
Finished goods	$35,142	$39,493
Raw materials	30,344	23,942
Work in progress	3,929	6,228
Total	$69,415	$69,663

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
The changes in the Company’s allowance for sales returns and credit losses are summarized in the following table (in thousands):

	Balance at beginning of period	Provision for expected credit losses	Write offs, net of recoveries	Balance at end of period
Three months ended August 29, 2021	$279	$60	$(59)	$280

Related Party Transactions
The Company sells and licenses its BreatheWay® food packaging technology to Windset, in which, as further described in Note 2, the Company had a 26.9% ownership interest until it sold that interest on June 1, 2021. During the three months ended August 30, 2020, the Company recognized revenues of $0.1 million from product sales to and license fees from Windset. This amount has been included in Product sales in the accompanying Consolidated Statements of Comprehensive (Loss) Income. The receivable balance of $0.1 million is included in Accounts receivable in the accompanying Consolidated Balance Sheets as of May 30, 2021.
All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.
Debt Issuance Costs
The Company records its line of credit debt issuance costs as an asset, and as such, $0.7 million and $2.3 million were recorded as Prepaid expenses and other current assets, and Other assets in the accompanying Consolidated Balance Sheets, respectively, as of August 29, 2021, and $0.7 million and $2.4 million, respectively, as of May 30, 2021. The Company records its term debt issuance costs as a contra-liability, and as such, $1.4 million and $4.8 million was recorded as Other accrued liabilities, and Long-term debt, net in the accompanying Consolidated Balance Sheets, respectively, as of August 29, 2021 and $1.4 million and $5.1 million, respectively, as of May 30, 2021.
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
For derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, the entire change in the fair value of the hedging instrument is recorded as a component of Accumulated other comprehensive loss (“AOCL”) in Stockholders’ Equity. Those amounts are subsequently reclassified to earnings in the same line item in the Consolidated Statements of Comprehensive (Loss) Income as impacted when the hedged item affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.
During the third quarter of fiscal year 2021, the Company discontinued its hedge accounting prospectively since it was determined that the derivatives are no longer highly effective in offsetting changes in the net investment. The derivatives continue to be carried at fair value in the accompanying Consolidated Balance Sheets with changes in their fair values from the date of discontinued hedge accounting recognized in current period earnings in Other income (expense), net in the Consolidated Statements of Comprehensive (Loss) Income. Amounts previously accumulated in AOCL during the period of effectiveness will continue to be realized over the remaining term of the underlying forecasted debt payments as a component of AOCL in Stockholders’ Equity.
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

(In thousands)	AOCL
Balance as of May 30, 2021	$(1,358)
Amounts reclassified from OCI	366
Other comprehensive income, net	366
Balance as of August 29, 2021	$(992)

The Company expects to reclassify approximately $0.7 million into earnings in the next 12 months.
Investment in Non-Public Company
On February 15, 2011, the Company made an investment in Windset which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of May 30, 2021. The Company has elected to account for its investment in Windset under the fair value option. See Note 2 – Investment in Non-public Company for further information. On June 1, 2021, the Company sold all of its equity interest in Windset to the Newell Capital Corporation and Newell Brothers Investment 2 Corp.
Assets Held for Sale
In January 2020, the Company decided to seek to divest its Curation Foods salad dressing plant in Ontario, California (“Ontario”). During fiscal year 2020, the Company (1) designated the fixed assets of its office and manufacturing space located in Ontario, California, as assets held for sale, and (2) recognized a $10.9 million impairment loss. In the first quarter of fiscal year 2021, the Company sold its interest in Ontario. The Company received net cash proceeds of $4.9 million in connection with the sale, and recorded a gain of $2.8 million during the three months ended August 30, 2020, which is included in Restructuring costs within the Consolidated Statements of Comprehensive (Loss) Income.
In June 2020 the Board of Directors approved a plan to close Curation Foods’ underutilized manufacturing operations in Hanover, Pennsylvania (“Hanover”), sell the building and assets related thereto, and consolidate its operations into its manufacturing facilities in Guadalupe, California and Bowling Green, Ohio. In the first quarter of fiscal year 2021, the Company recognized an $8.8 million impairment loss, which is included in Restructuring costs within the Consolidated Statements of

Comprehensive (Loss) Income. During the second quarter of fiscal year 2021, the Company sold the Hanover building and assets related thereto for net proceeds of $8.0 million, no gain or loss was recorded upon the sale.
In May 2021 the Board of Directors approved a plan to sell Curation Foods’ Rock Hill, South Carolina distribution facility. The $0.5 million carrying value of this asset was included in prepaid expenses and other current assets on the Consolidated Balance Sheets as of May 30, 2021, and was classified as an asset held for sale. There was no impairment recorded in fiscal year 2021. The asset was sold on June 9, 2021 for gross proceeds of $1.1 million. A gain of $0.6 million was recorded upon the sale, which is included in Restructuring costs within the Consolidated Statements of Comprehensive (Loss) Income.
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
As of August 29, 2021 and May 30, 2021, the Company held certain assets and liabilities that are required or it elected to be measured at fair value on a recurring basis, including its interest rate swap contracts. The investment in Windset was required to be measured at fair value on a recurring basis at May 30, 2021.

The fair value of the Company’s interest rate swap contracts is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 fair value measurement and is included in Other assets or Other non-current liabilities in the accompanying Consolidated Balance Sheets.
As of May 30, 2021, related to Curation Foods’ distribution facility in Rock Hill, South Carolina the Company had $0.5 million in prepaid expenses and other current assets within the Consolidated Balance Sheet meeting the criteria of assets held for sale. These assets are recognized at the lower of cost or fair value less cost to sell using market approach. The fair value of these assets are classified as level 3 in the fair value hierarchy due to a mix of unobservable inputs utilized such as independent research in the market as well as actual quotes from market participants. See Note 8 for additional information.
The Company elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset was considered to be a Level 3 measurement investment. The Company sold its entire investment in Windset on June 1, 2021 for $45.1 million.
In determining the fair value of the investment in Windset, the Company utilized the following significant unobservable inputs in the discounted cash flow models:

	August 29, 2021 Range (Weighted Average)	May 30, 2021 Range (Weighted Average)
Revenue growth rates	N/A	7% (6.9%)
Expense growth rates	N/A	0% to 8% (5.5)%
Discount rates	N/A	10%

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
The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

(In thousands)	Fair Value at August 29, 2021			Fair Value at May 30, 2021
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets held for sale - nonrecurring	$—	$—	$—	$—	$—	$515
Investment in non-public company	—	—	—	—	—	45,100
Total assets	$—	$—	$—	$—	$—	$45,615
Liabilities:
Interest rate swap contracts	$—	$1,274	$—	$—	$1,736	$—
Total liabilities	$—	$1,274	$—	$—	$1,736	$—

The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value for the three months ended August 29, 2021:

(In thousands)	Windset Investment
Balance as of May 30, 2021	$45,100
Sale of Investment in non-public company	(45,100)
Balance as of August 29, 2021	$—

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

The Company disaggregates its revenue by segment based on how it markets its products and services and reviews results of operations. The following tables disaggregate segment revenue by major product lines and services:

(In thousands)	Three Months Ended
Curation Foods:	August 29, 2021	August 30, 2020
Fresh packaged salads and vegetables	$89,496	$96,179
Avocado products	16,962	17,017
Technology	378	643
Total	$106,836	$113,839

(In thousands)	Three Months Ended
Lifecore:	August 29, 2021	August 30, 2020
Contact development and manufacturing organization	$17,789	$16,488
Fermentation	4,163	5,316
Total	$21,952	$21,804

Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of August 29, 2021 and May 30, 2021, were $10.5 million and $10.6 million, respectively.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company’s contract liabilities as of August 29, 2021 and May 30, 2021, were $1.4 million and $0.9 million, respectively. Revenue recognized during the three months ended August 29, 2021, that was included in the contract liability balance at the beginning of fiscal year 2022, was $0.2 million.
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
At this stage, the ultimate outcome of these or any other investigations, legal actions, or potential claims that may arise from the matters under investigation is uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of net loss after indemnification, or its effect, if any, on its financial statements. Separately, there are indemnification provisions in the purchase agreement that may allow the Company to recover costs for breach of the purchase agreement from the seller. Because recovery of amounts are contingent upon a legal settlement, no amounts have been recorded as recoverable costs through August 29, 2021.
During the third quarter of fiscal year 2021 the Company reached a resolution with its insurance carrier that resulted in a recovery of $1.6 million. Absent further material developments in the investigation, the Company does not expect additional material recovery from the insurance carrier.

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
During the three months ended August 30, 2020, the Company recorded $0.3 million in dividend income. There was no change in the fair market value of the Company’s investment in Windset for the three months ended August 30, 2020.
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
During the three months ended August 29, 2021, the Company granted 703,000 options to purchase shares of common stock and awarded 83,000 RSUs.
As of August 29, 2021, the Company has reserved 4.0 million shares of common stock for future issuance under its current and former equity plans.

Stock-Based Compensation Expense
The Company’s stock-based awards include stock option grants and RSUs. The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods, generally the vesting period.
The following table summarizes stock-based compensation by income statement line item:

	Three Months Ended
(In thousands)	August 29, 2021	August 30, 2020
Cost of product sales	$37	$123
Research and development	49	64
Selling, general and administrative	534	705
Total stock-based compensation	$620	$892

As of August 29, 2021, there was $5.0 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.42 years for stock options and 1.36 years for RSUs.
Stock Repurchase Plan
On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10.0 million of the Company’s common stock. The Company may still repurchase up to $3.8 million of the Company’s common stock under the Company’s stock repurchase plan. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the three months ended August 29, 2021, the Company did not purchase any shares on the open market.

4.    Diluted Earnings Per Share
The following table sets forth the computation of diluted earnings per share:

	Three Months Ended
(In thousands, except per share amounts)	August 29, 2021	August 30, 2020
Numerator:
Net loss applicable to common stockholders	$(9,477)	$(11,000)
Denominator:
Weighted average shares for basic net loss per share	29,424	29,242
Effect of dilutive securities:
Stock options and restricted stock units	—	—
Weighted average shares for diluted net loss per share	29,424	29,242

Diluted net loss per share	$(0.32)	$(0.38)

Due to the Company’s net loss for the three months ended August 29, 2021 and August 30, 2020, the net loss per share includes only weighted average shares outstanding. For the three months ended August 29, 2021 and August 30, 2020, the computation of the diluted net loss per share excludes the impact of options to purchase 1.4 million and 2.2 million shares of common stock, respectively, as such impacts would be antidilutive for these periods.

5.    Income Taxes
The provision for income taxes for the three months ended August 29, 2021 and August 30, 2020, was a benefit of $2.1 million and $4.3 million, respectively. The effective tax rate for the three months ended August 29, 2021 and August 30, 2020 was 18% and 28%, respectively. The effective tax rate for the three months ended August 29, 2021, was lower than the statutory federal income tax rate of 21% primarily due to the movement of the valuation allowance recorded against certain deferred tax assets, partially offset by the impact of state taxes, and stock compensation including an adjustment for 162(m) related non-deductible officer’s compensation.
As of August 29, 2021 and May 30, 2021, the Company had unrecognized tax benefits of $1.1 million and $0.9 million, respectively. Included in the balance of unrecognized tax benefits as of August 29, 2021 and May 30, 2021, is $1.0 million and $0.8 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.
The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of August 29, 2021 and May 30, 2021.
Due to tax attribute carryforwards, the Company is subject to examination for tax years 2017 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 2015 forward, none of which were significant.

6.    Debt
Long-term debt, net consists of the following:

(In thousands)	August 29, 2021	May 30, 2021
Term loan	$128,647	$170,000
Total principal amount of long-term debt	128,647	170,000
Less: unamortized debt issuance costs	(4,814)	(5,098)
Total long-term debt, net of unamortized debt issuance costs	123,833	164,902
Less: current portion of long-term debt, net	—	—
Long-term debt, net	$123,833	$164,902

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
In connection with the New Credit Agreements, the Company incurred debt issuance costs from the lender and third-parties of $10.3 million.
Concurrent with the close of the New Credit Agreements, the Company repaid all outstanding borrowings under the previous Credit Agreement, and terminated the Credit Agreement. In connection with the repayment of borrowings under the Credit Agreement, the Company recognized a loss in fiscal year 2021 of $1.1 million, as a result of the non-cash write-off of unamortized debt issuance costs related to the refinancing under the New Credit Agreements.
As of August 29, 2021, $32.0 million was outstanding on the Refinance Revolver, at an interest rate of 3.00%. As of August 29, 2021, the Refinance Term Loan had an interest rate of 9.5%. As of August 29, 2021, the Company was in compliance with all financial covenants and had no events of default under the New Credit Agreements.
Derivative Instruments
On November 1, 2016, the Company entered into an interest rate swap contract (the “2016 Swap”) with BMO at a notional amount of $50.0 million. The 2016 Swap had the effect of changing the Company’s previous Term Loan obligation from a variable interest rate to a fixed 30-day LIBOR rate of 1.22%.
On June 25, 2018, the Company entered into an interest rate swap contract (the “2018 Swap”) with BMO at a notional amount of $30.0 million. The 2018 Swap had the effect on the Company’s previous debt of converting the first $30.0 million of the total outstanding amount of the Company’s 30-day LIBOR borrowings from a variable interest rate to a fixed 30-day LIBOR rate of 2.74%.
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
The Curation Foods business includes (i) four natural food brands, including Eat Smart, O Olive Oil & Vinegar, Yucatan Foods, and Cabo Fresh, (ii) BreatheWay® activities, and (iii) activity related to the Company’s previously held investment in Windset. The Curation Foods segment includes activities to market and pack specialty packaged whole and fresh-cut fruit and vegetables, the majority of which incorporate the BreatheWay specialty packaging for the retail grocery, club store and food services industry and are sold primarily under the Eat Smart brand and various private labels. The Curation Foods segment also includes sales of BreatheWay packaging to partners for fruit and vegetable products, sales of olive oils and wine vinegars under the O brand, sales of avocado products under the brands Yucatan Foods and Cabo Fresh, and activity related to the Company’s previously held investment in Windset.
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

All of the Company's assets are located within the United States of America except for its Yucatan production facility in Mexico.
The Company’s international sales by geography are based on the billing address of the customer and were as follows:

	Three Months Ended
(In millions)	August 29, 2021	August 30, 2020
Canada	$15.6	$16.5
Switzerland	3.4	0.1
Ireland	0.2	0.8
Belgium	—	3.9
All Other Countries	1.8	1.6

Operations by business segment consisted of the following:

(In thousands)	Curation Foods	Lifecore	Other	Total
Three Months Ended August 29, 2021
Net sales	$106,836	$21,952	$—	$128,788
Gross profit	11,755	5,764	—	17,519
Net (loss) income	(2,128)	580	(7,929)	(9,477)
Depreciation and amortization	3,190	1,547	26	4,763
Interest income	—	20	7	27
Interest expense	1,376	—	6,541	7,917
Income tax (benefit) expense	(679)	183	(1,616)	(2,112)
Corporate overhead allocation	1,471	1,137	(2,608)	—

Three Months Ended August 30, 2020
Net sales	$113,839	$21,804	$—	$135,643
Gross profit	11,345	5,002	—	16,347
Net (loss) income	(8,271)	112	(2,841)	(11,000)
Depreciation and amortization	3,410	1,310	28	4,748
Dividend income	281	—	—	281
Interest income	—	—	8	8
Interest expense	1,376	—	1,733	3,109
Income tax (benefit) expense	(2,612)	35	(1,732)	(4,309)
Corporate overhead allocation	1,856	1,403	(3,259)	—

During the three months ended August 29, 2021 and August 30, 2020, sales to the Company’s top five customers accounted for 50% and 51% of sales, respectively. The Company’s top two customers, Costco Wholesale Corporation and Walmart Stores, Inc., from the Curation Foods segment, accounted for 15% and 17%, respectively, of revenues for the three months ended August 29, 2021, and 19% and 14%, respectively, for the three months ended August 30, 2020.

8.    Restructuring Costs
During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces and the sale of non-strategic assets.
The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of (Loss) Income, by Business Segment:

(in thousands)	Curation Foods	Lifecore	Other	Total
Three Months Ended August 29, 2021
Asset write-off costs	$(567)	$—	$—	$(567)
Employee severance and benefit costs	270	—	—	270
Lease costs	468	—	—	468
Other restructuring costs	1,025	—	1,366	2,391
Total restructuring costs	$1,196	$—	$1,366	$2,562
Asset write-off costs
Asset write-off costs are costs related to impairment or disposal of property and equipment as part of the Company's restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. These costs are included in restructuring costs within the Consolidated Statements of Statements of (Loss) Income. See the Assets Held for Sale section within Note 1 for additional information.
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
In the first quarter of fiscal year 2022, the Company recognized a $0.6 million gain on sale related to its Rock Hill, South Carolina distribution facility.
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

Other restructuring costs

Other restructuring costs are primarily related to consulting costs incurred in connection with the execution of the Company’s restructuring plan to drive enhanced profitability, focus the business on its strategic assets, and redesign the organization to be the appropriate size to compete and thrive.

The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of (Loss) Income, by Business Segment, since inception of the restructuring plan in fiscal year 2020 through the three months ended August 29, 2021:

	Curation Foods	Lifecore	Other	Total
(in thousands)
Asset write-off costs, net	$20,465	$—	$418	$20,883
Employee severance and benefit costs	3,503	—	784	4,287
Lease costs	2,634	—	26	2,660
Other restructuring costs	5,910	—	3,728	9,638
Total restructuring costs	$32,512	$—	$4,956	$37,468

The total expected cost related to the restructuring plan is approximately $45.0 million.

9.     Subsequent Events
COVID-19 Pandemic
There are many uncertainties regarding the current novel coronavirus (“COVID-19”) pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. The COVID-19 pandemic, as well as actions taken in response to the pandemic, have had and we believe will continue to have significant adverse impacts on many aspects of the Company’s operations, directly and indirectly, including with respect to sales, customer behaviors, business and manufacturing operations, inventory, the Company’s employees, and the market generally, and the scope and nature of these impacts continue to evolve each day. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic, and intends to continue to make adjustments to its responses accordingly.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I, Item 1, of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 30, 2021.
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and similar expressions are used to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Potential risks and uncertainties include, without limitation, the timing and expenses associated with operations, the ability to achieve acceptance of our new products in the market place, weather conditions that can affect the supply and price of produce, government regulations affecting our business, uncertainties related to COVID-19 and the impact of our responses to it, the timing of regulatory approvals, the ability to successfully integrate Yucatan Foods into the Curation Foods business, the mix between domestic and international sales, and those other risks mentioned in this report and in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in Item 1A. “Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021.
All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this report, our Annual Report on Form 10-K for the fiscal year ended May 30, 2021, and hereafter in our other SEC filings and public communications.
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

Critical Accounting Policies and Use of Estimates
There have been no material changes to the Company's critical accounting policies and use of estimates from those disclosed in the Company’s Form 10-K for the fiscal year ended May 30, 2021. For a discussion of our critical accounting policies and use of estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 30, 2021.

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
Windset: Until June 1, 2021, the Company held a 26.9% investment in Windset Holding 2010 Ltd. (“Windset”), a leading edge grower of hydroponically-grown produce. Windset owns and operates greenhouses in British Columbia, Canada and California. In addition to growing produce in its own greenhouses, Windset has numerous marketing arrangements with other greenhouse growers and utilizes buy/sell arrangements to meet fluctuation in demand from their customers. The Curation Foods segment operating results include the dividends and Landec’s share of the change in fair market value of its investment in Windset.
On June 1, 2021, the Company and Curation Foods entered into and closed a Share Purchase Agreement (the “Purchase Agreement”) with Newell Capital Corporation and Newell Brothers Investment 2 Corp., as Purchasers (the “Purchasers”) and Windset, pursuant to which Curation Foods sold all of its equity interests in Windset to the Purchasers in exchange for an aggregate purchase price of $45.1 million. Pursuant to the terms of the Purchase Agreement, Curation Foods also retained certain rights to additional purchase price consideration in the event of certain transactions or equity issuances involving Windset until September 2022. The Purchase Agreement included various representations, warranties and covenants of the parties generally customary for a transaction of this nature.
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
COVID-19 Pandemic
There are many uncertainties regarding the current novel coronavirus (“COVID-19”) pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. The COVID-19 pandemic, as well as actions taken in response to the pandemic, have had and we believe will continue to have significant adverse impacts on many aspects of the Company’s operations, directly and indirectly, including with respect to sales, customer behaviors, business and manufacturing operations, inventory, the Company’s employees, and the market generally, and the scope and nature of these impacts continue to evolve each day. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic, and intends to continue to make adjustments to its responses accordingly.

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

(In thousands)	Three Months Ended		Change
	August 29, 2021	August 30, 2020	Amount	%
Curation Foods	$106,836	$113,839	$(7,003)	(6)%
Lifecore	21,952	21,804	148	1%
Total Revenues	$128,788	$135,643	$(6,855)	(5)%

Curation Foods
The decrease in Curation Foods’ revenues for the three months ended August 29, 2021, compared to the same period last year, was primarily driven by the planned reduction in Curation Foods’ legacy vegetable and tray business in connection with Project SWIFT and COVID-19 pandemic headwinds. The pandemic has delayed customer store resets and the penetration of new product innovations, and continues to pressure the foodservice channel.
Lifecore
The increase in Lifecore’s revenues for the three months ended August 29, 2021, compared to the same period last year, was due to a $1.3 million increase in CDMO revenues from an increase in development services activities primarily due to higher sales to existing customers, partially offset by a $1.2 million decrease in fermentation sales primarily due to timing of shipments.

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

(In thousands)	Three Months Ended		Change
	August 29, 2021	August 30, 2020	Amount	%
Curation Foods	$11,755	$11,345	$410	4%
Lifecore	5,764	5,002	762	15%
Total Gross Profit	$17,519	$16,347	$1,172	7%

Curation Foods
The increase in gross profit for the Curation Foods business for the three months ended August 29, 2021, compared to the same period last year, was largely due to planned improvements in product mix and operational efficiency.
Lifecore
The increase in gross profit for the Lifecore business for the three months ended August 29, 2021, compared to the same period last year, was due primarily to the increased revenue, as well as a favorable sales mix.
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

(In thousands)	Three Months Ended		Change
	August 29, 2021	August 30, 2020	Amount	%
Curation Foods	$1,158	$938	$220	23%
Lifecore	1,668	1,570	98	6%
Total R&D	$2,826	$2,508	$318	13%
The increase in R&D expenses for the three months ended August 29, 2021, compared to the same period last year, was primarily due to higher professional service expenses related to new product development in our EatSmart product lines.

Selling, General, and Administrative (“SG&A”)
SG&A expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

(In thousands)	Three Months Ended		Change
	August 29, 2021	August 30, 2020	Amount	%
Curation Foods	$9,361	$10,584	$(1,223)	(12)%
Lifecore	2,216	1,880	336	18%
Other	4,362	5,439	(1,077)	(20)%
Total SG&A	$15,939	$17,903	$(1,964)	(11)%

The decrease in SG&A expenses for the three months ended August 29, 2021, compared to the same period last year, was due to a $1.2 million decrease in our Curation Foods business primarily due to cost savings driven by our restructuring efforts and a $1.0 million decrease at our Other segment primarily due to a decrease in legal fees from compliance and other litigation matters, which were partially offset by a $0.3 million increase in our Lifecore segment due to higher salary and benefit expenses driven by an increase in headcount.
Restructuring Costs

(In thousands)	Three Months Ended		Change
	August 29, 2021	August 30, 2020	Amount	%
Curation Foods	$1,196	$7,757	$(6,561)	(85)%
Other	1,366	647	719	111%
Total Restructuring Costs	$2,562	$8,404	$(5,842)	(70)%

During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces and the sale of non-strategic assets. The Company recorded restructuring costs of $2.6 million and $8.4 million in the first quarter of fiscal years 2022 and 2021, respectively, related to the restructuring plan. Refer to Note 8 - Restructuring Costs in the notes to our consolidated financial statements for more information.

Other:

(In thousands)	Three Months Ended		Change
	August 29, 2021	August 30, 2020	Amount	%
Dividend Income	$—	$281	$(281)	(100)%
Interest Income	$27	$8	$19	N/M
Interest Expense	$(7,917)	$(3,109)	$(4,808)	155%
Other Income (Expense)	$109	$(21)	$130	N/M
Income Tax Benefit	$2,112	$4,309	$(2,197)	(51)%

Dividend Income
Dividend income is derived from the dividends accrued on the Company’s previously held $15.0 million Senior A preferred stock investment in Windset, which yielded a cash dividend of 7.5% annually. The Company sold its remaining investment in Windset on June 1, 2021, accordingly there was no dividend income in the first quarter of fiscal year 2022.
Interest Income
The increase in interest income for the three months ended August 29, 2021, compared to the same period last year, was not significant.

Interest Expense
The increase in interest expense for the three months ended August 29, 2021, compared to the same period last year, was primarily a result of prepaid interest and prepayment penalties incurred related to payments made on our term debt resulting from the sales of our investment in Windset, combined with higher interest rates and an increase in deferred financing costs incurred as a result of our debt refinancing in December 2020.
Other Income (Expense)
The increase in other income for the three months ended August 29, 2021, compared to the same periods last year, was primarily the result of the change in value of our indemnification receivable.
Income Taxes
The change in income tax benefit for the three months ended August 29, 2021, compared to the same period last year was primarily due to the Company’s effective tax rate decreasing from 28%. to 18%. The effective tax rate for the three months ended August 29, 2021 was lower than the statutory federal income tax rate of 21% primarily due to the movement of the valuation allowance recorded against certain deferred tax assets, partially offset by the impact of state taxes, and stock compensation including an adjustment for 162(m) related non-deductible officer’s compensation. The effective tax rate for the three months ended August 30, 2020, was higher than the statutory federal income tax rate of 21% primarily due to the generation of federal & state R&D credits and movements of the valuation allowance recorded against certain deferred tax assets, partially offset by the impact of state taxes and stock based compensation.

Liquidity and Capital Resources
As of August 29, 2021, the Company had cash and cash equivalents of $1.4 million, a net increase of $0.2 million from $1.3 million as of May 30, 2021.
Cash Flow from Operating Activities
Net cash provided by operating activities during the three months ended August 29, 2021 was $0.8 million, compared to $17.0 million of net cash provided by operating activities for the same period last year. The primary sources of net cash provided by operating activities during the three months ended August 29, 2021 were (1) $6.9 million net decrease in working capital and (2) $5.7 million of depreciation/amortization and stock based compensation expense. These sources of cash were offset by (1) a $9.5 million net loss, and (2) a $2.1 million reduction in deferred taxes.
The primary factors for the decrease in working capital during the three months ended August 29, 2021, was an $8.0 million decrease in accounts receivable due to the timing of customer payment receipts, partially offset by a $1.5 million decrease in accounts payable due primarily to the timing of payments.
Cash Flow from Investing Activities
Net cash provided by investing activities during the three months ended August 29, 2021 was $38.3 million, compared to $0.2 million provided by investing activities for the same period last year. Net cash provided by investing activities during the three months ended August 29, 2021 was primarily due to the receipt of $45.1 million related to the sale of the Company's investment in Windset, partially offset by the purchase of $7.9 million of equipment to support the growth of the Company’s Curation Foods and Lifecore businesses.
Cash Flow from Financing Activities
Net cash used in financing activities during the three months ended August 29, 2021 was $38.9 million compared to $17.0 million for the same period last year. The net cash used in financing activities during the three months ended August 29, 2021 was primarily due to $41.4 million of debt pay downs under the Company's term loan and from a $3.0 million net increase in the Company’s line of credit.
Capital Expenditures
During the three months ended August 29, 2021, Landec incurred $7.9 million of capital expenditures, which was primarily represented by facility expansions and purchased equipment to support the growth of the Curation Foods and Lifecore businesses, compared to capital expenditures of $4.6 million for the three months ended August 30, 2020. During the three months ended August 29, 2021, capital expenditures for Lifecore and Curation Foods were $5.7 million and $2.2 million, respectively.
Debt
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
In connection with the New Credit Agreements, the Company incurred debt issuance costs from the lender and third-parties of $10.3 million.
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
As of August 29, 2021, $32.0 million was outstanding on the Refinance Revolver, at an interest rate of 3.00%. As of August 29, 2021, the Refinance Term Loan had an interest rate of 9.5%. As of August 29, 2021, the Company was in compliance with all financial covenants and had no events of default under the New Credit Agreements.
Off-Balance Sheet Arrangements and Contractual Obligations
The Company is not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing. There have been no material changes to our long-term contractual obligations as reported in our most recent Annual Report filed on Form 10-K for the fiscal year ended May 30, 2021. See Note 6 – Debt for further information on the Company’s loans.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information provided under Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" which is included and described in the Form 10-K for the fiscal year ended May 30, 2021 filed with the SEC on July 29, 2021.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of August 29, 2021, our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first quarter ended August 29, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. For further discussion, see the disclosures contained in Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies - Legal Contingencies, which are incorporated herein by reference.

Item 1A.    Risk Factors
You should carefully consider the risks described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended May 30, 2021, as supplemented by our Quarterly Report on Form 10-Q for the fiscal period ended August 29, 2021, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021, as supplemented by our Quarterly Report on Form 10-Q for the fiscal period ended August 29, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Title
3.1	Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2008.
3.2	Amended and Restated By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2012.
3.3	Amendment No. 1 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2019.
3.4	Amendment No. 2 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2019.
3.5	Amendment No. 3 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2020.
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation
101.DEF+	XBRL Taxonomy Extension Definition
101.LAB+	XBRL Taxonomy Extension Labels
101.PRE+	XBRL Taxonomy Extension Presentation
*	Furnished herewith.
**	Information is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
+	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDEC CORPORATION

By:	/s/ John D. Morberg
John D. Morberg
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:    October 5, 2021