Form 10-Q
period 2021-11-28
LANDEC CORP \CA\
filed 2022-01-07
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended November 28, 2021, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of January 3, 2022, there were 29,481,330 shares of common stock outstanding.

LANDEC CORPORATION
FORM 10-Q
For the Fiscal Quarter Ended November 28, 2021

i

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	November 28, 2021	May 30, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,091	$1,295
Accounts receivable, less allowance for credit losses	65,276	70,013
Inventories	79,433	69,663
Prepaid expenses and other current assets	8,721	7,350
Total Current Assets	154,521	148,321

Investment in non-public company, fair value	—	45,100
Property and equipment, net	179,929	179,559
Operating lease right-of-use assets	11,979	20,827
Goodwill	37,329	69,386
Trademarks/tradenames, net	25,328	25,328
Customer relationships, net	9,799	10,792
Other assets	3,239	3,611
Total Assets	$422,124	$502,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$59,098	$47,569
Accrued compensation	7,214	12,304
Other accrued liabilities	9,804	7,996
Current portion of lease liabilities	2,988	3,889
Deferred revenue	1,160	1,130
Line of credit	42,000	29,000
Total Current Liabilities	122,264	101,888

Long-term debt, net	124,194	164,902
Long-term lease liabilities	14,203	23,611
Deferred taxes, net	1,367	6,140
Other non-current liabilities	3,894	3,599
Total Liabilities	265,922	300,140

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 29,481 and 29,333 shares issued and outstanding at November 28, 2021 and May 30, 2021, respectively	29	29
Additional paid-in capital	166,327	165,533
Retained earnings (accumulated deficit)	(9,338)	38,580
Accumulated other comprehensive loss	(816)	(1,358)
Total Stockholders’ Equity	156,202	202,784
Total Liabilities and Stockholders’ Equity	$422,124	$502,924

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020
Product sales	$129,492	$130,904	$258,280	$266,547
Cost of product sales	116,500	110,267	227,769	229,564
Gross profit	12,992	20,637	30,511	36,983
Operating costs and expenses:
Research and development	2,718	2,572	5,544	5,080
Selling, general and administrative	13,835	16,106	29,774	34,009
Impairment of goodwill	32,057	—	32,057	—
Legal settlement charge	—	1,763	—	1,763
Restructuring costs	1,412	1,662	3,974	10,066
Total operating costs and expenses	50,022	22,103	71,349	50,918
Operating loss	(37,030)	(1,466)	(40,838)	(13,935)

Dividend income	—	281	—	563
Interest income	19	10	46	18
Interest expense	(4,333)	(3,039)	(12,250)	(6,148)
Other income (expense), net	79	(11,787)	188	(11,808)
Net loss before tax	(41,265)	(16,001)	(52,854)	(31,310)
Income tax benefit	2,824	2,700	4,936	7,009
Net loss	$(38,441)	$(13,301)	$(47,918)	$(24,301)

Net loss per common share:
Basic	$(1.30)	$(0.45)	$(1.63)	$(0.83)
Diluted	$(1.30)	$(0.45)	$(1.63)	$(0.83)

Shares used in per share computation:
Basic	29,471	29,280	29,448	29,261
Diluted	29,471	29,280	29,448	29,261

Other comprehensive income (loss), net of tax:
Net unrealized gain (losses) on interest rate swaps (net of tax effect of $(100), $(121), $(190), and $(228))	$176	$401	$542	$705
Other comprehensive income (loss), net of tax	176	401	542	705
Total comprehensive loss	$(38,265)	$(12,900)	$(47,376)	$(23,596)

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share amounts)

Three and Six Months Ended November 28, 2021
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 30, 2021	29,333	$29	$165,533	$38,580	$(1,358)	$202,784
Issuance of stock under stock plans, net of shares withheld	129	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(428)	—	—	(428)
Stock-based compensation	—	—	620	—	—	620
Net loss	—	—	—	(9,477)	—	(9,477)
Other comprehensive income, net of tax	—	—	—	—	366	366
Balance at August 29, 2021	29,462	$29	$165,725	$29,103	$(992)	$193,865
Issuance of stock under stock plans, net of shares withheld	19	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(84)	—	—	(84)
Stock-based compensation	—	—	686	—	—	686
Net loss	—	—	—	(38,441)	—	(38,441)
Other comprehensive income, net of tax	—	—	—	—	176	176
Balance at November 28, 2021	29,481	$29	$166,327	$(9,338)	$(816)	$156,202

Three and Six Months Ended November 29, 2020
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 31, 2020	29,224	$29	$162,578	$71,245	$(2,808)	$231,044
Issuance of stock under stock plans, net of shares withheld	18	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(82)	—	—	(82)
Stock-based compensation	—	—	892	—	—	892
Net loss	—	—	—	(11,000)	—	(11,000)
Other comprehensive income, net of tax	—	—	—	—	304	304
Balance at August 30, 2020	29,242	$29	$163,388	$60,245	$(2,504)	$221,158
Issuance of stock under stock plans, net of shares withheld	81	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(215)	—	—	(215)
Stock-based compensation	—	—	895	—	—	895
Net loss	—	—	—	(13,301)	—	(13,301)
Other comprehensive income, net of tax	—	—	—	—	401	401
Balance at November 29, 2020	29,323	$29	$164,068	$46,944	$(2,103)	$208,938

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 28, 2021	November 29, 2020
Cash flows from operating activities:
Net loss	$(47,918)	$(24,301)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of goodwill	32,057	—
Depreciation, amortization of intangibles, debt costs and right-of-use assets	10,959	9,826
Deferred taxes	(4,963)	(7,070)
Stock-based compensation expense	1,306	1,787
Provision for expected credit losses	196	102
Net loss (gain) on disposal of property and equipment held and used	22	(34)
(Gain) loss on disposal of property and equipment related to restructuring, net	(92)	6,005
Change in investment in non-public company, fair value	—	11,800
Other, net	(111)	21
Changes in current assets and current liabilities:
Accounts receivable, net	4,541	9,559
Inventories	(9,770)	(4,891)
Prepaid expenses and other current assets	(1,784)	1,539
Accounts payable	15,148	10,539
Accrued compensation	(5,090)	(1,345)
Other accrued liabilities	1,163	4,627
Deferred revenue	30	292
Net cash (used in) provided by operating activities	(4,306)	18,456

Cash flows from investing activities:
Sale of Investment in non-public company	45,100	—
Purchases of property and equipment	(13,010)	(7,407)
Proceeds from sales of property and equipment	1,082	12,885
Net cash provided by investing activities	33,172	5,478

Cash flows from financing activities:
Payments on long-term debt	(41,426)	(20,062)
Proceeds from lines of credit	26,000	24,000
Payments on lines of credit	(13,000)	(24,400)
Payments for debt issuance costs	(132)	(1,237)
Taxes paid by Company for employee stock plans	(512)	(297)
Net cash used in financing activities	(29,070)	(21,996)
Net (decrease) increase in cash, cash equivalents and restricted cash	(204)	1,938
Cash, cash equivalents and restricted cash, beginning of period	1,295	553
Cash, cash equivalents and restricted cash, end of period	$1,091	$2,491

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$1,105	$1,526

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
Basis of Presentation
The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at November 28, 2021, and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 30, 2021 (the “Annual Report”).
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
The results of operations for the six months ended November 28, 2021 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Curation Foods’ business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.
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

(In thousands)	November 28, 2021	May 30, 2021	November 29, 2020	May 31, 2020
Cash and cash equivalents	$1,091	$1,295	$2,491	$360
Restricted cash	—	—	—	193
Cash, cash equivalents and restricted cash	$1,091	$1,295	$2,491	$553

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following:

(In thousands)	November 28, 2021	May 30, 2021
Finished goods	$42,967	$39,493
Raw materials	31,924	23,942
Work in progress	4,542	6,228
Total	$79,433	$69,663

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
The changes in the Company’s allowance for sales returns and credit losses are summarized in the following table (in thousands):

	Balance at beginning of period	Provision for expected credit losses	Write offs, net of recoveries	Balance at end of period
Six months ended November 29, 2020	$438	$102	$(263)	$277
Six months ended November 28, 2021	$279	$196	$(148)	$327

Related Party Transactions
The Company sells and licenses its BreatheWay® food packaging technology to Windset, in which, as further described in Note 2, the Company had a 26.9% ownership interest until it sold that interest on June 1, 2021. During the three and six months ended November 29, 2020, the Company recognized revenues of $0.1 million and $0.3 million, respectively, from product sales to and license fees from Windset. This amount has been included in Product sales in the accompanying Consolidated Statements of Comprehensive (Loss) Income. The receivable balance of $0.1 million is included in Accounts receivable in the accompanying Consolidated Balance Sheets as of May 30, 2021.
All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.
Debt Issuance Costs
The Company records its line of credit debt issuance costs as an asset, and as such, $0.7 million and $2.1 million were recorded as Prepaid expenses and other current assets, and Other assets in the accompanying Consolidated Balance Sheets, respectively, as of November 28, 2021, and $0.7 million and $2.4 million, respectively, as of May 30, 2021. The Company records its term debt issuance costs as a contra-liability, and as such, $1.4 million and $4.5 million was recorded as Other accrued liabilities, and Long-term debt, net in the accompanying Consolidated Balance Sheets, respectively, as of November 28, 2021 and $1.4 million and $5.1 million, respectively, as of May 30, 2021.
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

(In thousands)	AOCL
Balance as of May 30, 2021	$(1,358)
Amounts reclassified from OCI	542
Other comprehensive income, net	$542
Balance as of November 28, 2021	$(816)

The Company expects to reclassify approximately $0.5 million into earnings in the next 12 months.
Investment in Non-Public Company
On February 15, 2011, the Company made an investment in Windset which is reported as an investment in non-public company, fair value, in the accompanying Consolidated Balance Sheets as of November 28, 2021 and May 30, 2021. The Company has elected to account for its investment in Windset under the fair value option. See Note 2 – Investment in Non-public Company for further information. On June 1, 2021, the Company sold all of its equity interest in Windset to the Newell Capital Corporation and Newell Brothers Investment 2 Corp.
Assets Held for Sale
In January 2020, the Company decided to seek to divest its Curation Foods salad dressing plant in Ontario, California (“Ontario”). During fiscal year 2020, the Company (1) designated the fixed assets of its office and manufacturing space located in Ontario, California, as assets held for sale, and (2) recognized a $10.9 million impairment loss. In the first quarter of fiscal year 2021, the Company sold its interest in Ontario. The Company received net cash proceeds of $4.9 million in connection with the sale, and recorded a gain of $2.8 million during the six months ended November 29, 2020, which is included in Restructuring costs within the Consolidated Statements of Comprehensive (Loss) Income.
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
On a quarterly basis, the Company considers the need to update its most recent annual tests for impairment of its indefinite-lived intangible assets and goodwill, based on management’s assessment of changes in its business and other economic factors since the most recent annual evaluation. Such changes, if significant or material, could indicate a need to update the most recent annual tests for impairment of goodwill and indefinite-lived intangible assets during the current period. The results of these tests could lead to write-downs of the carrying values of these assets in the current period.
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
During the three and six months ended November 28, 2021, the Company recorded an impairment charge of $32.1 million related Goodwill for the Eat Smart business. The impairment charge was primarily a result of an indication of a decrease in the fair market value of our Eat Smart business driven by lower market valuations for the Eat Smart business and a decrease in projected cash flows. This impairment charge is included in the line item Impairment of goodwill on the Consolidated Statements of Comprehensive (Loss) Income, and is in the Curation Foods business segment.
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
As of November 28, 2021 and May 30, 2021, the Company held certain assets and liabilities that are required or it elected to be measured at fair value on a recurring basis, including its interest rate swap contracts. The investment in Windset was required to be measured at fair value on a recurring basis at May 30, 2021.
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
The Company elected the fair value option of accounting for its investment in Windset. The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, and discount rates. As a result, the Company’s investment in Windset was considered to be a Level 3 measurement investment. The Company sold its entire investment in Windset on June 1, 2021 for $45.1 million. No gain or loss was recorded upon the sale of the Company’s investment in Windset.

In determining the fair value of the investment in Windset, the Company utilized the following significant unobservable inputs in the discounted cash flow models:

	November 28, 2021 Range (Weighted Average)	May 30, 2021 Range (Weighted Average)
Revenue growth rates	N/A	7% (6.9%)
Expense growth rates	N/A	0% to 8% (5.5%)
Discount rates	N/A	10%

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
The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

(In thousands)	Fair Value at November 28, 2021			Fair Value at May 30, 2021
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets held for sale - nonrecurring	$—	$—	$—	$—	$—	$515
Investment in non-public company	—	—	—	—	—	45,100
Total assets	$—	$—	$—	$—	$—	$45,615
Liabilities:
Interest rate swap contracts	$—	$830	$—	$—	$1,736	$—
Total liabilities	$—	$830	$—	$—	$1,736	$—

The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value for the six months ended November 28, 2021:

(In thousands)	Windset Investment
Balance as of May 30, 2021	$45,100
Sale of Investment in non-public company	(45,100)
Balance as of November 28, 2021	$—

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

The Company disaggregates its revenue by segment based on how it markets its products and services and reviews results of operations. The following tables disaggregate segment revenue by major product lines and services:

(In thousands)	Three Months Ended		Six Months Ended
Curation Foods:	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020
Fresh packaged salads and vegetables	$88,548	$92,423	$178,044	$188,601
Avocado products	15,381	14,713	32,343	31,730
Technology	617	549	995	1,192
Total	$104,546	$107,685	$211,382	$221,523

(In thousands)	Three Months Ended		Six Months Ended
Lifecore:	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020
Contact development and manufacturing organization	$21,363	$18,259	$39,152	$34,747
Fermentation	3,583	4,960	7,746	10,277
Total	$24,946	$23,219	$46,898	$45,024

Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of November 28, 2021 and May 30, 2021, were $12.6 million and $10.6 million, respectively.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company’s contract liabilities as of November 28, 2021 and May 30, 2021, were $1.3 million and $0.9 million, respectively. Revenue recognized during the three and six months ended November 28, 2021, that was included in the contract liability balance at the beginning of fiscal year 2022, was $0.0 million and $0.2 million, respectively.
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
On October 21, 2019, the Company retained Latham & Watkins, LLP to conduct an internal investigation relating to potential environmental and Foreign Corrupt Practices Act (“FCPA”) compliance matters associated with regulatory permitting at the Tanok facility in Mexico. The Company subsequently disclosed to the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) the conduct under investigation, and these agencies have commenced an investigation. The Company also disclosed the conduct under investigation to the Office of the Attorney General in Mexico,

which recently decided (a) that Curation Foods, Inc., did not commit or participate in the criminal conduct disclosed, (b) no criminal action would be taken against Curation Foods, Inc., (c) that no criminal liability was established against Tanok and Yucatan Foods after they were acquired by Curation Foods, Inc., and (d) the decisions do not apply to any individuals who may be responsible for misconduct. The Company also disclosed the misconduct to other regulators in Mexico. The Company continues to cooperate in the government investigations and requests for information. The conduct at issue began prior to the Yucatan Acquisition, and the agreement for the Yucatan Acquisition provides the Company with certain indemnification rights that may allow the Company to recover the cost of a portion of the liabilities that have been and may be incurred by the Company in connection with these compliance matters. On September 2, 2020, one of the former owners of Yucatan filed a lawsuit against the Company in Los Angeles County Superior Court for breach of employment agreement, breach of contract, breach of holdback agreement, declaratory relief and accounting, and related claims. The Plaintiff seeks over $10.0 million in damages, including delivery of shares of his stock held in escrow for the indemnification claims described above. On November 3, 2020, the Company filed an answer and cross-complaint against the Plaintiff and other parties for fraud, indemnification, and other claims, and seeking no less than $80 million in damages.
At this stage, the ultimate outcome of these or any other investigations, legal actions, or potential claims that may arise from the matters under investigation is uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of net loss after indemnification, or its effect, if any, on its financial statements. Separately, there are indemnification provisions in the purchase agreement that may allow the Company to recover costs for breach of the purchase agreement from the seller. Because recovery of amounts are contingent upon a legal settlement, no amounts have been recorded as recoverable costs through November 28, 2021.
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
During the three and six months ended November 29, 2020, the Company recorded $0.3 million and $0.6 million in dividend income, respectively. The change in the fair market value of the Company’s investment in Windset for the three and six months ended November 29, 2020 was a decrease of $11.8 million, and is included in Other expenses (income) in the accompanying Consolidated Statements of Comprehensive (Loss) Income.
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
During the three months ended November 28, 2021, the Company granted 0 options to purchase shares of common stock and awarded 0 RSUs. During the six months ended November 28, 2021, the Company granted 703,000 options to purchase shares of common stock and awarded 83,000 RSUs.
As of November 28, 2021, the Company has reserved 3.8 million shares of common stock for future issuance under its current and former equity plans.
Stock-Based Compensation Expense
The Company’s stock-based awards include stock option grants and RSUs. The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods, generally the vesting period.
The following table summarizes stock-based compensation by income statement line item:

	Three Months Ended		Six Months Ended
(In thousands)	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020
Cost of product sales	$83	$123	119	$182
Research and development	51	64	100	126
Selling, general and administrative	552	705	1,087	1,479
Total stock-based compensation	$686	$892	1,306	$1,787

As of November 28, 2021, there was $3.9 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.21 years for stock options and 1.24 years for RSUs.
Stock Repurchase Plan
On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10.0 million of the Company’s common stock. The Company may still repurchase up to $3.8 million of the Company’s common stock under the Company’s stock repurchase plan. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the six months ended November 28, 2021, the Company did not purchase any shares on the open market.

4.    Diluted Earnings Per Share
The following table sets forth the computation of diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020
Numerator:
Net loss applicable to common stockholders	$(38,441)	$(13,301)	$(47,918)	$(24,301)
Denominator:
Weighted average shares for basic net loss per share	29,471	29,280	29,448	29,261
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—	—
Weighted average shares for diluted net loss per share	29,471	29,280	29,448	29,261

Diluted net loss per share	$(1.30)	$(0.45)	$(1.63)	$(0.83)

Due to the Company’s net loss for the three and six months ended November 28, 2021 and November 29, 2020, the net loss per share includes only weighted average shares outstanding. For the three months ended November 28, 2021 and November 29, 2020, the computation of the diluted net loss per share excludes the impact of options to purchase 2.7 million and 3.2 million shares of common stock, respectively, as such impacts would be antidilutive for these periods. For the six months ended November 28, 2021 and November 29, 2020, the computation of the diluted net loss per share excludes the impact of options to purchase 2.2 million and 2.3 million shares of common stock, respectively, as such impacts would be antidilutive for these periods.

5.    Income Taxes
The provision for income taxes for the six months ended November 28, 2021 and November 29, 2020, was a benefit of $4.9 million and $7.0 million, respectively. The effective tax rate for the six months ended November 28, 2021 and November 29, 2020 was 9% and 22%, respectively. The effective tax rate for the six months ended November 28, 2021, was lower than the statutory federal income tax rate of 21% primarily due to the movement of the valuation allowance recorded against certain deferred tax assets, partially offset by the impact of state taxes.
As of November 28, 2021 and May 30, 2021, the Company had unrecognized tax benefits of $1.1 million and $0.9 million, respectively. Included in the balance of unrecognized tax benefits as of November 28, 2021 and May 30, 2021, is $1.0 million and $0.8 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.
The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of November 28, 2021 and May 30, 2021.
Due to tax attribute carryforwards, the Company is subject to examination for tax years 2017 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 2015 forward, none of which were significant.

6.    Debt
Long-term debt, net consists of the following:

(In thousands)	November 28, 2021	May 30, 2021
Term loan	$128,647	$170,000
Total principal amount of long-term debt	128,647	170,000
Less: unamortized debt issuance costs	(4,453)	(5,098)
Total long-term debt, net of unamortized debt issuance costs	124,194	164,902
Less: current portion of long-term debt, net	—	—
Long-term debt, net	$124,194	$164,902

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
Concurrent with the close of the New Credit Agreements, the Company repaid all outstanding borrowings under the previous Credit Agreement, and terminated such previous Credit Agreement. In connection with the repayment of borrowings under such previous Credit Agreement, the Company recognized a loss in fiscal year 2021 of $1.1 million, as a result of the non-cash write-off of unamortized debt issuance costs related to the refinancing under the New Credit Agreements.
As of November 28, 2021, $42.0 million was outstanding on the Refinance Revolver, at an interest rate of 3.00%. As of November 28, 2021, the Refinance Term Loan had an interest rate of 9.5%. As of November 28, 2021, the Company was in compliance with all financial covenants and had no events of default under the New Credit Agreements.
Derivative Instruments

On November 1, 2016, the Company entered into an interest rate swap contract (the “2016 Swap”) with BMO at a notional amount of $50.0 million. The 2016 Swap had the effect of changing the Company’s previous Term Loan obligation from a variable interest rate to a fixed 30-day LIBOR rate of 1.22%. The 2016 Swap matured in September 2021.
On June 25, 2018, the Company entered into an interest rate swap contract (the “2018 Swap”) with BMO at a notional amount of $30.0 million. The 2018 Swap had the effect on the Company’s previous debt of converting the first $30.0 million of the total outstanding amount of the Company’s 30-day LIBOR borrowings from a variable interest rate to a fixed 30-day LIBOR rate of 2.74%. The 2018 Swap matured in September 2021.
On December 2, 2019, the Company entered into an interest rate swap contract (the "2019 Swap") with BMO at a notional amount of $110.0 million which decreases quarterly. The 2019 Swap had the effect on our previous debt of converting primarily all of the $110.0 million of the total outstanding amount of the Company's 30-day LIBOR borrowings from a variable interest rate to a fixed 30-day LIBOR rate of 1.53%. The 2019 Swap will mature in November 2022.

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
All of the Company's assets are located within the United States of America except for its Yucatan production facility in Mexico.
The Company’s international sales by geography are based on the billing address of the customer and were as follows:

	Three Months Ended		Six Months Ended
(In millions)	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020
Canada	$12.4	$13.7	$27.3	$30.2
Switzerland	2.0	0.7	5.4	0.8
Czech Republic	0.8	1.2	1.7	1.7
Ireland	0.7	0.4	0.8	1.2
Belgium	—	2.8	—	6.7
All Other Countries	3.6	0.9	5.2	2.0

Operations by business segment consisted of the following:

(In thousands)	Curation Foods	Lifecore	Other	Total
Three Months Ended November 28, 2021
Net sales	$104,546	$24,946	$—	$129,492
Gross profit	1,277	11,715	—	12,992
Net (loss) income	(33,239)	5,682	(10,884)	(38,441)
Depreciation and amortization	3,533	1,673	26	5,232
Interest income	—	19	—	19
Interest expense	1,376	—	2,957	4,333
Income tax (benefit) expense	(10,496)	1,794	5,878	(2,824)
Corporate overhead allocation	1,231	1,078	(2,309)	—

Six Months Ended November 28, 2021
Net sales	$211,382	$46,898	$—	$258,280
Gross profit	13,032	17,479	—	30,511
Net (loss) income	(35,366)	6,262	(18,814)	(47,918)
Depreciation and amortization	6,724	3,220	52	9,996
Interest income	—	39	7	46
Interest expense	2,752	—	9,498	12,250
Income tax (benefit) expense	(11,176)	1,978	4,262	(4,936)
Corporate overhead allocation	2,703	2,214	(4,917)	—

Three Months Ended November 29, 2020
Net sales	$107,685	$23,219	$—	$130,904
Gross profit	10,163	10,474	—	20,637
Net (loss) income	(12,383)	4,492	(5,410)	(13,301)
Depreciation and amortization	2,906	1,360	26	4,292
Dividend income	281	—	—	281
Interest income	—	—	10	10
Interest expense	1,376	—	1,663	3,039
Income tax (benefit) expense	(3,911)	1,419	(208)	(2,700)
Corporate overhead allocation	1,402	1,162	(2,564)	—

Six Months Ended November 29, 2020
Net sales	$221,523	$45,024	$—	$266,547
Gross profit	21,507	15,476	—	36,983
Net (loss) income	(20,654)	4,604	(8,251)	(24,301)
Depreciation and amortization	6,316	2,669	54	9,039
Dividend income	563	—	—	563
Interest income	—	—	18	18
Interest expense	2,751	—	3,396	6,148
Income tax (benefit) expense	(6,523)	1,454	(1,940)	(7,009)
Corporate overhead allocation	3,258	2,565	(5,823)	—

During the six months ended November 28, 2021 and November 29, 2020, sales to the Company’s top five customers accounted for 49% and 49% of sales, respectively. The Company’s top two customers, Costco Wholesale Corporation and

Walmart Stores, Inc., from the Curation Foods segment, accounted for 16% and 15%, respectively, of revenues for the six months ended November 28, 2021, and 18% and 15%, respectively, for the six months ended November 29, 2020.

8.    Restructuring Costs
During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces and the sale of non-strategic assets.
The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of Comprehensive (Loss) Income, by Business Segment:

(in thousands)	Curation Foods	Lifecore	Other	Total
Three Months Ended November 28, 2021
Asset write-off costs	$—	$—	$—	$—
Employee severance and benefit costs	410	—	—	410
Lease costs	—	—	—	—
Other restructuring costs	293	—	709	1,002
Total restructuring costs	$703	$—	$709	$1,412

(in thousands)	Curation Foods	Lifecore	Other	Total
Six Months Ended November 28, 2021
Asset write-off costs	$(567)	$—	$—	$(567)
Employee severance and benefit costs	680	—	—	680
Lease costs	468	—	—	468
Other restructuring costs	1,318	—	2,075	3,393
Total restructuring costs	$1,899	$—	$2,075	$3,974
Asset write-off costs
Asset write-off costs are costs related to impairment or disposal of property and equipment as part of the Company's restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. These costs are included in restructuring costs within the Consolidated Statements of Statements of Comprehensive (Loss) Income. See the Assets Held for Sale section within Note 1 for additional information.
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
The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of (Loss) Income, by Business Segment, since inception of the restructuring plan in fiscal year 2020 through the six months ended November 28, 2021:

	Curation Foods	Lifecore	Other	Total
(in thousands)
Asset write-off costs, net	$19,898	$—	$418	$20,316
Employee severance and benefit costs	4,183	—	784	4,967
Lease costs	3,102	—	26	3,128
Other restructuring costs	7,228	—	5,803	13,031
Total restructuring costs	$34,411	$—	$7,031	$41,442

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
Eat Smart Disposition
On December 13, 2021 (the “Closing Date”), the Company and its wholly owned subsidiary, Curation Foods (together with the Company, the “Sellers”), and Taylor Farms Retail, Inc. (“Taylor Farms” and together with the Sellers, the “Parties”) completed the sale (the “Eat Smart Disposition”) of Curation Food’s Eat Smart business, including its salad and cut vegetable businesses (the “Business”), pursuant to the terms of an asset purchase agreement executed by the Parties on December 13, 2021 (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, Taylor Farms acquired the Business for a purchase price of $73.5 million in cash, subject to a post-closing adjustment based upon net working capital at closing. As part of the Eat Smart Disposition, Taylor Farms acquired, among other assets related to the Business, the manufacturing facility and warehouses (and corresponding equipment) located in Bowling Green, Ohio and Guadalupe, California, as well as inventory, accounts receivable and accounts payable, intellectual property and information of the Business, and assumed certain executory obligations under the Company’s and Curation’s outstanding contracts related to the Business, in each case, subject to the terms of the Asset Purchase Agreement. See Note 1 - Impairment Review of Goodwill and Indefinite-Lived Intangible Asset for discussion of the Company's impairment of Goodwill related to Eat Smart.

Santa Maria, California Office Building Lease
The Company leases its main office located in Santa Maria, California (the “Santa Maria Office”). Subsequent to November 28, 2021, the Company approved a plan to explore opportunities to sub lease its Santa Maria Office. The Santa Maria Office assets, included as lease hold improvements within property and equipment, net, has been designated as held for use within the Consolidated Balance Sheets as of November 28, 2021, as no finalized plan for disposition existed at the balance sheet date. At this time the Company is not able to estimate the range of any gains or losses this transaction may have to the Company's financial statements. The net carrying value of the designated fixed assets as of November 28, 2021 is $3.4 million. As of November 28, 2021, the right-of-use asset associated with the Santa Maria Office was $4.3 million and the total lease liability was $5.5 million.

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
Curation Foods Brands
Eat Smart: Prior to the completion of the Eat Smart Disposition on December 13, 2021, the Company sold specialty fresh packaged Eat Smart branded and private label salads, fresh-cut vegetables and whole produce to retailers, club stores, and food service operators, primarily in the United States and Canada. Within the Eat Smart brand, produce was processed by trimming, washing, sorting, blending, and packaging into bags and trays.
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

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 28, 2021	November 29, 2020	Amount	%	November 28, 2021	November 29, 2020	Amount	%
Curation Foods	$104,546	$107,685	$(3,139)	(3)%	$211,382	$221,523	(10,141)	(5)%
Lifecore	24,946	23,219	1,727	7%	46,898	45,024	1,874	4%
Total Revenues	$129,492	$130,904	$(1,412)	(1)%	$258,280	$266,547	(8,267)	(3)%

Curation Foods
The decrease in Curation Foods’ revenues for the three and six months ended November 28, 2021, compared to the same period last year, was primarily driven by the planned reduction in Curation Foods’ legacy vegetable and tray business in connection with Project SWIFT and COVID-19 pandemic headwinds. The pandemic has delayed customer store resets and the penetration of new product innovations, and continues to pressure the foodservice channel.
Lifecore
The increase in Lifecore’s revenues for the three months ended November 28, 2021, compared to the same period last year, was due to a $3.1 million increase in CDMO revenues from an increase in development services activities primarily due to higher sales to existing customers, partially offset by a $1.4 million decrease in fermentation sales primarily due to timing of shipments shifting to the second half of the year.
The increase in Lifecore’s revenues for the six months ended November 28, 2021, compared to the same period last year, was due to a $4.4 million increase in CDMO revenues from an increase in development services activities primarily due to higher sales to existing customers, partially offset by a $2.5 million decrease in fermentation sales primarily due to timing of shipments shifting to the second half of the year.

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

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 28, 2021	November 29, 2020	Amount	%	November 28, 2021	November 29, 2020	Amount	%
Curation Foods	$1,277	$10,163	$(8,886)	(87)%	$13,032	$21,507	$(8,475)	(39)%
Lifecore	11,715	10,474	1,241	12%	17,479	15,476	2,003	13%
Total Gross Profit	$12,992	$20,637	$(7,645)	(37)%	$30,511	$36,983	$(6,472)	(17)%

Curation Foods
The decrease in gross profit for the Curation Foods business for the three and six months ended November 28, 2021, compared to the same period last year, was primarily driven by the planned reduction in Curation Foods’ legacy vegetable and tray business in connection with Project SWIFT and COVID-19 pandemic headwinds, combined with increased raw product sourcing costs.
Lifecore
The increase in gross profit for the Lifecore business for the three and six months ended November 28, 2021, compared to the same period last year, was due primarily to the increased revenue, as well as a favorable sales mix.
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

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 28, 2021	November 29, 2020	Amount	%	November 28, 2021	November 29, 2020	Amount	%
Curation Foods	$1,055	$1,131	$(76)	(7)%	$2,213	$2,069	$144	7%
Lifecore	1,663	1,441	222	15%	3,331	3,011	320	11%
Total R&D	$2,718	$2,572	$146	6%	$5,544	$5,080	$464	9%

The increase in R&D expenses for the three and six months ended November 28, 2021, compared to the same periods last year, was primarily due to higher salary and benefits expenses, including increased headcount, in our Lifecore Segment.
Selling, General, and Administrative (“SG&A”)
SG&A expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 28, 2021	November 29, 2020	Amount	%	November 28, 2021	November 29, 2020	Amount	%
Curation Foods	$8,591	$7,759	$832	11%	$17,952	$18,343	$(391)	(2)%
Lifecore	1,517	1,961	(444)	(23)%	3,732	3,841	(109)	(3)%
Other	3,727	6,386	(2,659)	(42)%	8,090	11,825	(3,735)	(32)%
Total SG&A	$13,835	$16,106	$(2,271)	(14)%	$29,774	$34,009	$(4,235)	(12)%

The decrease in total SG&A expenses for the three and six months ended November 28, 2021, compared to the same period last year, was due primarily to a decrease at our Other segment primarily due to a decrease in legal fees from compliance and other litigation matters.
Restructuring Costs

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 28, 2021	November 29, 2020	Amount	%	November 28, 2021	November 29, 2020	Amount	%
Curation Foods	$703	$1,506	$(803)	(53)%	$1,899	$9,263	$(7,364)	(79)%
Other	709	156	553	354%	2,075	803	1,272	158%
Total Restructuring Costs	$1,412	$1,662	$(250)	(15)%	$3,974	$10,066	$(6,092)	(61)%

During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces and the sale of non-strategic assets. For the three months ended November 28, 2021 and November 29, 2020 the Company recorded restructuring costs of $1.4 million and $1.7 million, respectively, related to the restructuring plan. For the six months ended November 28, 2021 and November 29, 2020 the Company recorded restructuring costs of $4.0 million and $10.1 million, respectively, related to the restructuring plan. Refer to Note 8 - Restructuring Costs in the notes to our consolidated financial statements for more information.

Other:

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 28, 2021	November 29, 2020	Amount	%	November 28, 2021	November 29, 2020	Amount	%
Dividend Income	$—	$281	$(281)	(100)%	$—	$563	$(563)	(100)%
Interest Income	$19	$10	$9	90%	$46	$18	$28	156%
Interest Expense	$(4,333)	$(3,039)	$(1,294)	43%	$(12,250)	$(6,148)	$(6,102)	99%
Other Income (Expense)	$79	$(11,787)	$11,866	(101)%	$188	$(11,808)	$11,996	(102)%
Income Tax Benefit	$2,824	$2,700	$124	5%	$4,936	$7,009	$(2,073)	(30)%

Dividend Income
Dividend income is derived from the dividends accrued on the Company’s previously held $15.0 million Senior A preferred stock investment in Windset, which yielded a cash dividend of 7.5% annually. The Company sold its remaining investment in Windset on June 1, 2021, accordingly there was no dividend income in the three and Six months ended November 28, 2021.
Interest Income
The increase in interest income for the three and six months ended November 28, 2021, compared to the same periods last year, was not significant.

Interest Expense
The increase in interest expense for the three and six months ended November 28, 2021, compared to the same periods last year, was primarily a result of prepaid interest and prepayment penalties incurred related to payments made on our term debt resulting from the sales of our investment in Windset, combined with higher interest rates and an increase in deferred financing costs incurred as a result of our debt refinancing in December 2020.
Other Income (Expense)
The increase in other income (expense) for the three and six months ended November 28, 2021, compared to the same periods last year, was primarily the result of the decrease in fair value of our investment in Windset of $11.8 million in fiscal year 2021.
Income Taxes
The change in income tax benefit for the six months ended November 28, 2021, compared to the same periods last year was primarily due to the Company’s effective tax rate decreasing from 22% to 9%. The effective tax rate for the six months ended November 28, 2021 was lower than the statutory federal income tax rate of 21% primarily due to the movement of the valuation allowance recorded against certain deferred tax assets, partially offset by the impact of state taxes. The effective tax rate for the six months ended November 29, 2020, was higher than the statutory federal income tax rate of 21% primarily due to the generation of federal & state R&D credits and impact of states taxes, partially offset by the movement of the valuation allowance recorded against certain deferred tax asset.

Liquidity and Capital Resources
As of November 28, 2021, the Company had cash and cash equivalents of $1.1 million, a net decrease of $0.2 million from $1.3 million as of May 30, 2021.
Cash Flow from Operating Activities
Net cash used in operating activities during the six months ended November 28, 2021 was $4.3 million, compared to $18.5 million of net cash provided by operating activities for the same period last year. The primary sources of net cash used in operating activities during the six months ended November 28, 2021 were (1) a $47.9 million net loss, and (2) a $5.0 million reduction in deferred taxes. These uses of cash were partially offset by (1) $32.1 million goodwill impairment, (2) $12.3 million of depreciation/amortization and stock based compensation expense, and (3) $4.2 million net decrease in working capital.

The primary factors for the decrease in working capital during the six months ended November 28, 2021, was a $15.1 million decrease in accounts payable due primarily to the timing of payments, partially offset by an increase in inventory of $9.8 million driven by production in our Avocado Products division.
Cash Flow from Investing Activities
Net cash provided by investing activities during the six months ended November 28, 2021 was $33.2 million, compared to $5.5 million for the same period last year. Net cash provided by investing activities during the six months ended November 28, 2021 was primarily due to the receipt of $45.1 million related to the sale of the Company's investment in Windset, partially offset by the purchase of $13.0 million of equipment to support the growth of the Company’s Curation Foods and Lifecore businesses.
Cash Flow from Financing Activities
Net cash used in financing activities during the six months ended November 28, 2021 was $29.1 million compared to $22.0 million for the same period last year. The net cash used in financing activities during the six months ended November 28, 2021 was primarily due to $41.4 million of debt pay downs under the Company's term loan, partially offset by a $13.0 million net increase in the Company’s line of credit.
Capital Expenditures
During the six months ended November 28, 2021, Landec incurred $13.0 million of capital expenditures, which was primarily represented by facility expansions and purchased equipment to support the growth of the Lifecore and Curation Foods businesses, compared to capital expenditures of $7.4 million for the six months ended November 29, 2020. During the six months ended November 28, 2021, capital expenditures for Lifecore and Curation Foods were $8.9 million and $4.1 million, respectively.
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
Concurrent with the close of the New Credit Agreements, the Company repaid all outstanding borrowings under the previous Credit Agreement, and terminated such previous Credit Agreement. In connection with the repayment of borrowings under such previous Credit Agreement, the Company recognized a loss in fiscal year 2021 of $1.1 million, as a result of the non-cash write-off of unamortized debt issuance costs related to the refinancing under the New Credit Agreements.
As of November 28, 2021, $42.0 million was outstanding on the Refinance Revolver, at an interest rate of 3.00%. As of November 28, 2021, the Refinance Term Loan had an interest rate of 9.5%. As of November 28, 2021, the Company was in compliance with all financial covenants and had no events of default under the New Credit Agreements.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of November 28, 2021, our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Six months ended November 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. For further discussion, see the disclosures contained in Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies - Legal Contingencies, which are incorporated herein by reference.

Item 1A.    Risk Factors
You should carefully consider the risks described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended May 30, 2021, as supplemented by our Quarterly Report on Form 10-Q for the fiscal period ended November 28, 2021, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021, as supplemented by our Quarterly Report on Form 10-Q for the fiscal period ended November 28, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Title
2.1*	Asset Purchase Agreement, dated December 13, 2021, by and among Landec Corporation, Curation Foods, Inc. and Taylor Farms Retail, Inc.
3.1	Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2008.
3.2	Amended and Restated By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2012.
3.3	Amendment No. 1 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2019.
3.4	Amendment No. 2 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2019.
3.5	Amendment No. 3 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2020.
10.1
Separation Agreement and General Release, dated October 13, 2021, by and between the Company and Timothy Burgess, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2021.

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation
101.DEF+	XBRL Taxonomy Extension Definition
101.LAB+	XBRL Taxonomy Extension Labels
101.PRE+	XBRL Taxonomy Extension Presentation
*	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.
**	Information is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
+	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDEC CORPORATION

By:	/s/ John D. Morberg
John D. Morberg
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:    January 7, 2022