Form 10-Q
period 2022-02-27
LANDEC CORP \CA\
filed 2022-04-07
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended February 27, 2022, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of April 4, 2022, there were 29,482,538 shares of common stock outstanding.

LANDEC CORPORATION
FORM 10-Q
For the Fiscal Quarter Ended February 27, 2022

i

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	February 27, 2022	May 30, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,854	$1,159
Accounts receivable, less allowance for credit losses	49,559	41,430
Inventories	73,700	63,076
Prepaid expenses and other current assets	6,924	5,038
Current assets, discontinued operations	—	37,618
Total Current Assets	132,037	148,321

Property and equipment, net	123,209	112,770
Operating lease right-of-use assets	8,796	7,480
Goodwill	33,916	33,916
Trademarks/tradenames, net	17,100	17,100
Customer relationships, net	7,476	8,532
Other assets	3,048	3,531
Other assets, discontinued operations	—	171,274
Total Assets	$325,582	$502,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,014	$16,298
Accrued compensation	9,757	7,754
Other accrued liabilities	13,735	3,955
Current portion of lease liabilities	5,045	1,465
Deferred revenue	1,614	637
Line of credit	39,900	29,000
Current liabilities, discontinued operations	—	42,779
Total Current Liabilities	90,065	101,888

Long-term debt, net	79,598	164,902
Long-term lease liabilities	10,342	9,581
Deferred taxes, net	961	6,140
Other non-current liabilities	544	2,870
Non-current liabilities, discontinued operations	—	14,759
Total Liabilities	181,510	300,140

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 29,482 and 29,333 shares issued and outstanding at February 27, 2022 and May 30, 2021, respectively	29	29
Additional paid-in capital	166,943	165,533
Retained earnings (accumulated deficit)	(22,188)	38,580
Accumulated other comprehensive loss	(712)	(1,358)
Total Stockholders’ Equity	144,072	202,784
Total Liabilities and Stockholders’ Equity	$325,582	$502,924

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 27, 2022	February 28, 2021	February 27, 2022	February 28, 2021
Product sales	$53,074	$44,690	$138,158	$126,629
Cost of product sales	39,179	30,249	99,113	90,739
Gross profit	13,895	14,441	39,045	35,890
Operating costs and expenses:
Research and development	2,056	1,843	5,785	5,523
Selling, general and administrative	9,725	8,134	27,207	27,968
Legal settlement charge	—	—	—	1,763
Restructuring costs	5,865	2,023	8,406	2,826
Total operating costs and expenses	17,646	12,000	41,398	38,080
Operating loss	(3,751)	2,441	(2,353)	(2,190)
Interest income	20	13	66	31
Interest expense	(4,105)	(2,939)	(13,877)	(6,609)
Loss on debt refinancing	—	(1,110)	—	(1,110)
Other income (expense), net	454	72	642	64
Net loss before tax	(7,382)	(1,523)	(15,522)	(9,814)
Income tax benefit	276	58	5,012	1,025
Net loss from continuing operations	(7,106)	(1,465)	(10,510)	(8,789)
Loss from discontinued operations, net of tax	(5,744)	(4,033)	(50,258)	(21,010)
Net loss	$(12,850)	$(5,498)	$(60,768)	$(29,799)

Net loss per common share:
Basic	$(0.24)	$(0.05)	$(0.36)	$(0.30)
Loss from discontinued operations	(0.19)	(0.14)	(1.71)	(0.72)
Diluted	$(0.43)	$(0.19)	$(2.07)	$(1.02)

Diluted net loss per share:
Loss from continuing operations	$(0.24)	$(0.05)	$(0.36)	$(0.30)
Loss from discontinued operations	(0.19)	(0.14)	(1.71)	(0.72)
Total diluted net loss per share	$(0.43)	$(0.19)	$(2.07)	$(1.02)

Shares used in per share computation:
Basic	29,482	29,323	29,459	29,282
Diluted	29,482	29,323	29,459	29,282

Other comprehensive income (loss), net of tax:
Net unrealized gain (losses) on interest rate swaps (net of tax effect of $(101), $(99), $(291), and $(327))	$104	$387	$646	$1,092
Other comprehensive income (loss), net of tax	104	387	646	1,092
Total comprehensive loss	$(12,746)	$(5,111)	$(60,122)	$(28,707)
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share amounts)

Three and Nine Months Ended February 27, 2022
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 30, 2021	29,333	$29	$165,533	$38,580	$(1,358)	$202,784
Issuance of stock under stock plans, net of shares withheld	129	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(428)	—	—	(428)
Stock-based compensation	—	—	620	—	—	620
Net loss	—	—	—	(9,477)	—	(9,477)
Other comprehensive income, net of tax	—	—	—	—	366	366
Balance at August 29, 2021	29,462	$29	$165,725	$29,103	$(992)	$193,865
Issuance of stock under stock plans, net of shares withheld	19	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(84)	—	—	(84)
Stock-based compensation	—	—	686	—	—	686
Net loss	—	—	—	(38,441)	—	(38,441)
Other comprehensive income, net of tax	—	—	—	—	176	176
Balance at November 28, 2021	29,481	$29	$166,327	$(9,338)	$(816)	$156,202
Issuance of stock under stock plans, net of shares withheld	1	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(6)	—	—	(6)
Stock-based compensation	—	—	622	—	—	622
Net loss	—	—	—	(12,850)	—	(12,850)
Other comprehensive income, net of tax	—	—	—	—	104	104
Balance at February 27, 2022	29,482	$29	$166,943	$(22,188)	$(712)	$144,072

Three and Nine Months Ended February 28, 2021
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 31, 2020	29,224	$29	$162,578	$71,245	$(2,808)	$231,044
Issuance of stock under stock plans, net of shares withheld	18	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(82)	—	—	(82)
Stock-based compensation	—	—	892	—	—	892
Net loss	—	—	—	(11,000)	—	(11,000)
Other comprehensive income, net of tax	—	—	—	—	304	304
Balance at August 30, 2020	29,242	$29	$163,388	$60,245	$(2,504)	$221,158
Issuance of stock under stock plans, net of shares withheld	81	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(215)	—	—	(215)
Stock-based compensation	—	—	895	—	—	895
Net loss	—	—	—	(13,301)	—	(13,301)
Other comprehensive income, net of tax	—	—	—	—	401	401
Balance at November 29, 2020	29,323	$29	$164,068	$46,944	$(2,103)	$208,938
Issuance of stock under stock plans, net of shares withheld	—	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	—	—
Stock-based compensation	—	—	797	—	—	797
Net loss	—	—	—	(5,498)	—	(5,498)
Other comprehensive income, net of tax	—	—	—	—	387	387
Balance at February 28, 2021	29,323	$29	$164,865	$41,446	$(1,716)	$204,624

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 27, 2022	February 28, 2021
Cash flows from operating activities:
Net loss	$(60,768)	$(29,799)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of goodwill	32,057	—
Depreciation, amortization of intangibles, debt costs and right-of-use assets	14,488	14,808
Loss on disposal of property and equipment related to restructuring, net	5,185	7,881
Deferred taxes	(5,471)	(7,307)
Loss on sale of Eat Smart	4,354	—
Stock-based compensation expense	1,928	2,584
Net loss on disposal of property and equipment held and used	25	39
Provision (benefit) for expected credit losses	(14)	284
Change in investment in non-public company, fair value	—	11,800
Loss on debt refinancing	—	1,110
Other, net	(551)	(12)
Changes in current assets and current liabilities:
Accounts receivable, net	(7,525)	6,345
Inventories	(11,910)	(10,468)
Prepaid expenses and other current assets	(1,448)	350
Accounts payable	13,055	6,372
Accrued compensation	(3,849)	2,184
Other accrued liabilities	(4,195)	3,186
Deferred revenue	204	1,243
Net cash (used in) provided by operating activities	(24,435)	10,600

Cash flows from investing activities:
Proceeds from sale of Eat Smart	73,500	—
Sale of Investment in non-public company	45,100	—
Purchases of property and equipment	(18,539)	(11,383)
Proceeds from sales of property and equipment	1,096	12,885
Net cash provided by investing activities	101,157	1,502

Cash flows from financing activities:
Proceeds from long-term debt	—	150,000
Payments on long-term debt	(86,376)	(114,095)
Proceeds from lines of credit	45,011	83,000
Payments on lines of credit	(34,111)	(119,400)
Taxes paid by Company for employee stock plans	(518)	(297)
Payments for debt issuance costs	(169)	(9,615)
Net cash used in financing activities	(76,163)	(10,407)
Net increase in cash, cash equivalents and restricted cash	559	1,695
Cash, cash equivalents and restricted cash, beginning of period	1,295	553
Cash, cash equivalents and restricted cash, end of period	$1,854	$2,248

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$1,765	$1,124

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
Landec’s natural food company, Curation Foods, Inc. (“Curation Foods”), is focused on innovating and distributing plant-based foods with 100% clean ingredients to retail, club and foodservice channels throughout North America. Its products are sold in natural food, conventional grocery and mass retail stores, primarily in the United States and Canada. The company categorizes revenue in three categories, avocado products, olive oil and wine vinegars and technology which reports revenues for BreatheWay patented supply chain solutions.
Eat Smart Sale and Discontinued Operations
On December 13, 2021 (the “Closing Date”), Landec and Curation Foods (together, the “Sellers”), and Taylor Farms Retail, Inc. (“Taylor Farms” and together with the Sellers, the “Parties”) completed the sale (the “Eat Smart Disposition”) of Curation Foods’ Eat Smart business, including its salad and cut vegetable businesses (the “Business”), pursuant to the terms of an asset purchase agreement executed by the Parties on December 13, 2021 (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, Taylor Farms acquired the Business for a purchase price of $73.5 million, subject to post-closing adjustments based upon negotiation of the net working capital balances at the Closing Date. As part of the Eat Smart Disposition, Taylor Farms acquired, among other assets and liabilities related to the Business, the manufacturing facility and warehouses (and corresponding equipment) located in Bowling Green, Ohio and Guadalupe, California, as well as inventory, accounts receivable, accounts payable, intellectual property and information related to the Business, and assumed certain liabilities and executory obligations under the Company’s and Curation Foods’ outstanding contracts related to the Business, in each case, subject to the terms of the Asset Purchase Agreement.
Following the Eat Smart Disposition, Curation Foods retains its O Olive Oil & Vinegar ("O") and Yucatan Foods businesses and its rights and interests in BreatheWay, and the Company retains its Lifecore business.

During the third quarter of its fiscal year, the Company used net proceeds from the Eat Smart Disposition to repay $67.9 million in borrowings under the Company’s existing credit agreements.
The accounting requirements for reporting the Eat Smart business as a discontinued operation were met when the Eat Smart Disposition was completed on the Closing Date. Accordingly, the consolidated financial statements and notes to the consolidated financial statements reflect the results of the Eat Smart business as a discontinued operation for all periods presented. A loss of $4.4 million from the Eat Smart Disposition is included in Loss from discontinued operations, net of tax, within the Consolidated Statements of Comprehensive (Loss) Income during the three and nine months ended February 27, 2022. Refer to Note 9 - Discontinued Operations for additional information.
Basis of Presentation
The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at February 27, 2022, and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 30, 2021 (the “Annual Report”).
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
The results of operations for the nine months ended February 27, 2022 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Curation Foods’ business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.
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

(In thousands)	February 27, 2022	May 30, 2021	February 28, 2021	May 31, 2020
Cash and cash equivalents	$1,854	$1,159	$2,248	$360
Cash and cash equivalents, discontinued operations	—	136	—	—
Restricted cash	—	—	—	193
Cash, cash equivalents and restricted cash	$1,854	$1,295	$2,248	$553

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following:

(In thousands)	February 27, 2022	May 30, 2021
Finished goods	$42,387	$40,204
Raw materials	26,644	16,644
Work in progress	4,669	6,228
Total	$73,700	$63,076

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
The changes in the Company’s allowance for sales returns and credit losses are summarized in the following table (in thousands):

	Balance at beginning of period	Provision (benefit) for expected credit losses	Write offs, net of recoveries	Balance at end of period
Nine months ended February 27, 2022	$85	$(14)	$(6)	$65
Nine months ended February 28, 2021	$186	$284	$(385)	$85

Related Party Transactions
The Company sells and licenses its BreatheWay® food packaging technology to Windset Holdings 2010 Ltd. (“Windset”), in which, as further described in Note 2 - Investment in Non-public Company, the Company had a 26.9% ownership interest until it sold that interest on June 1, 2021. During the three and nine months ended February 28, 2021, the Company recognized revenues of $0.2 million and $0.4 million, respectively, from product sales to and license fees from Windset. This amount has been included in Product sales in the accompanying Consolidated Statements of Comprehensive (Loss) Income. The receivable balance of $0.1 million is included in Accounts receivable in the accompanying Consolidated Balance Sheets as of May 30, 2021.
All related party transactions are monitored quarterly by the Company and approved by the Audit Committee of the Board of Directors.
Debt Issuance Costs
The Company records its line of credit debt issuance costs as an asset, and as such, $0.7 million and $1.9 million were recorded as Prepaid expenses and other current assets, and Other assets in the accompanying Consolidated Balance Sheets, respectively, as of February 27, 2022, and $0.7 million and $2.4 million, respectively, as of May 30, 2021. The Company records its term debt issuance costs as a contra-liability, and as such, $1.4 million and $4.1 million was recorded as Other accrued liabilities, and Long-term debt, net in the accompanying Consolidated Balance Sheets, respectively, as of February 27, 2022 and $1.4 million and $5.1 million, respectively, as of May 30, 2021.
Financial Instruments
The Company’s financial instruments are primarily composed of commercial-term trade payables, debt instruments, and derivative instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt and lines of credit approximates their carrying value.
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

(In thousands)	AOCL
Balance as of May 30, 2021	$(1,358)
Amounts reclassified from OCI	646
Other comprehensive income, net	$646
Balance as of February 27, 2022	$(712)

The Company expects to reclassify approximately $0.3 million into earnings in the next 12 months.
Investment in Non-Public Company
On February 15, 2011, the Company made an investment in Windset which is reported at fair value in the accompanying Consolidated Balance Sheets as of May 30, 2021. The Company has elected to account for its investment in Windset under the fair value option. See Note 2 – Investment in Non-public Company for further information. On June 1, 2021, the Company sold all of its equity interest in Windset to the Newell Capital Corporation and Newell Brothers Investment 2 Corp.
Assets Held for Sale
In January 2020, the Company decided to seek to divest its Curation Foods salad dressing plant in Ontario, California (“Ontario”). During fiscal year 2020, the Company (1) designated the fixed assets of its office and manufacturing space located in Ontario, California, as assets held for sale, and (2) recognized a $10.9 million impairment loss. In the first quarter of fiscal year 2021, the Company sold its interest in Ontario. The Company received net cash proceeds of $4.9 million in connection with the sale, and recorded a gain of $2.8 million during the nine months ended February 28, 2021, which is included in loss from discontinued operations within the Consolidated Statements of Comprehensive (Loss) Income.
In June 2020 the Board of Directors approved a plan to close Curation Foods’ underutilized manufacturing operations in Hanover, Pennsylvania (“Hanover”), sell the building and assets related thereto, and consolidate its operations into its manufacturing facilities in Guadalupe, California and Bowling Green, Ohio. In the first quarter of fiscal year 2021, the Company recognized an $8.8 million impairment loss, which is included in loss from discontinued operations within the Consolidated Statements of Comprehensive (Loss) Income. During the second quarter of fiscal year 2021, the Company sold the Hanover building and assets related thereto for net proceeds of $8.0 million, no gain or loss was recorded upon the sale.
In May 2021 the Board of Directors approved a plan to sell Curation Foods’ Rock Hill, South Carolina distribution facility. The $0.5 million carrying value of this asset was included in current assets, discontinued operations on the Consolidated Balance Sheets as of May 30, 2021, and was classified as an asset held for sale. There was no impairment recorded in fiscal year 2021. The asset was sold on June 9, 2021 for gross proceeds of $1.1 million. A gain of $0.6 million was recorded upon the sale, which is included in loss from discontinued operations within the Consolidated Statements of Comprehensive (Loss) Income.
As discussed in Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies – Eat Smart Sale and Discontinued Operations, during the third quarter of fiscal year 2022, the Company sold its Eat Smart business. As a result, the Company met the requirements of ASC 205-20, to report the results of the Eat Smart business as a discontinued operation. Accordingly, the carrying amounts of the major classes of assets and liabilities of the Eat Smart business included in assets and liabilities of discontinued operations as of May 30, 2021. See Note 9 – Discontinued Operations for additional discussion of the Discontinued Operations.

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
Intangible Assets
The Company’s intangible assets are comprised of customer relationships with a finite estimated useful life of 12 years, and trademarks/tradenames and goodwill with indefinite useful lives.
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
During the three and nine months ended February 27, 2022, the Company recorded an impairment charge of $0 and $32.1 million, respectively, related Goodwill for the Eat Smart business. The impairment charge was primarily a result of an indication of a decrease in the fair market value of our Eat Smart business driven by lower market valuations for the Eat Smart business and a decrease in projected cash flows. This impairment charge is included in the loss from discontinued operations within the Consolidated Statements of Comprehensive (Loss) Income.
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
As of February 27, 2022 and May 30, 2021, the Company held certain assets and liabilities that are required or it elected to be measured at fair value on a recurring basis, including its interest rate swap contracts. The investment in Windset was required to be measured at fair value on a recurring basis at May 30, 2021, and is included in other assets, discontinued operations in the accompanying Consolidated Balance Sheets.
The fair value of the Company’s interest rate swap contracts is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 fair value measurement and is included in Other assets or Other non-current liabilities in the accompanying Consolidated Balance Sheets.
As of May 30, 2021, related to Curation Foods’ distribution facility in Rock Hill, South Carolina the Company had $0.5 million in current assets, discontinued operations within the Consolidated Balance Sheet meeting the criteria of assets held for sale. These assets are recognized at the lower of cost or fair value less cost to sell using market approach. The fair value of these assets are classified as level 3 in the fair value hierarchy due to a mix of unobservable inputs utilized such as independent research in the market as well as actual quotes from market participants.
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
In determining the fair value of the investment in Windset, the Company utilized the following significant unobservable inputs in the discounted cash flow models:

	February 27, 2022 Range (Weighted Average)	May 30, 2021 Range (Weighted Average)
Revenue growth rates	N/A	7% (6.9%)
Expense growth rates	N/A	0% to 8% (5.5%)
Discount rates	N/A	10%

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
The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

(In thousands)	Fair Value at February 27, 2022			Fair Value at May 30, 2021
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Current assets, discontinued operations
Assets held for sale - nonrecurring	$—	$—	$—	$—	$—	$515
Other assets, discontinued operations
Investment in non-public company	—	—	—	—	—	45,100
Total assets	$—	$—	$—	$—	$—	$45,615
Liabilities:
Interest rate swap contracts	$—	$348	$—	$—	$1,736	$—
Total liabilities	$—	$348	$—	$—	$1,736	$—

The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value for the nine months ended February 27, 2022:

(In thousands)	Windset Investment
Balance as of May 30, 2021	$45,100
Sale of Investment in non-public company	(45,100)
Balance as of February 27, 2022	$—

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
During the third fiscal quarter, we entered into one bill-and-hold arrangement with a customer under which $1.5 million of product sales were recognized in the three and nine months ended February 27, 2022. Revenue for bill-and-hold arrangements is recognized when control transfers to the customer, even though the customer does not have physical possession of the goods. Control transfers when the bill-and-hold arrangement has been determined to have substantive reason, the product is identified as belonging to the customer, the product is ready for physical transfer to the customer and the product cannot be used or directed to another customer.
Curation Foods
Curation Foods’ standard terms of sale, both prior to and following the Eat Smart Disposition, are generally included in its contracts and purchase orders. Revenue is recognized at the time shipment is made or upon delivery as control of the product is transferred to the customer. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. Curation Foods has elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation. Curation Foods’ standard payment terms with its customers generally range from 30 days to 90 days. Certain customers may receive cash-based incentives (including: volume rebates, discounts, and promotions), which are accounted for as variable consideration to Curation Foods’ performance obligations. Curation Foods estimates these sales incentives based on the expected amount to be provided to its customers and reduces revenues recognized towards its performance obligations. The Company has not historically had and does not anticipate significant changes in its estimates for variable consideration.

The Company disaggregates its revenue by segment based on how it markets its products and services and reviews results of operations. The following tables disaggregate segment revenue by major product lines and services:

(In thousands)	Three Months Ended		Nine Months Ended
Lifecore:	February 27, 2022	February 28, 2021	February 27, 2022	February 28, 2021
Contact development and manufacturing organization	$24,799	$18,628	$63,951	$53,374
Fermentation	10,009	8,597	17,756	18,874
Total	$34,808	$27,225	$81,707	$72,248

(In thousands)	Three Months Ended		Nine Months Ended
Curation Foods:	February 27, 2022	February 28, 2021	February 27, 2022	February 28, 2021
Avocado products	$15,676	$15,378	$48,018	$47,107
Olive oil and wine vinegars	2,168	1,647	7,016	5,642
Technology	422	440	1,417	1,632
Total	$18,266	$17,465	$56,451	$54,381
Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of February 27, 2022 and May 30, 2021, were $13.9 million and $10.6 million, respectively.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company’s contract liabilities as of February 27, 2022 and May 30, 2021, were $1.6 million and $0.9 million, respectively. Revenue recognized during the three and nine months ended February 27, 2022, that was included in the contract liability balance at the beginning of fiscal year 2022, was $0.0 million and $0.2 million, respectively.
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
On October 21, 2019, the Company retained Latham & Watkins, LLP to conduct an internal investigation relating to potential environmental and Foreign Corrupt Practices Act (“FCPA”) compliance matters associated with regulatory permitting at the Tanok facility in Mexico. The Company subsequently disclosed to the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) the conduct under investigation, and these agencies have commenced an investigation. The Company also disclosed the conduct under investigation to the Office of the Attorney General in Mexico,

which in December 2021 decided (a) that Curation Foods, Inc., did not commit or participate in the criminal conduct disclosed, (b) no criminal action would be taken against Curation Foods, Inc., (c) that no criminal liability was established against Tanok and Yucatan Foods after they were acquired by Curation Foods, Inc., and (d) the decisions do not apply to any individuals who may be responsible for misconduct. The Company also disclosed the misconduct to other regulators in Mexico. The Company continues to cooperate in the government investigations and requests for information. The conduct at issue began prior to the Yucatan Acquisition, and the agreement for the Yucatan Acquisition provides the Company with certain indemnification rights that may allow the Company to recover the cost of a portion of the liabilities that have been and may be incurred by the Company in connection with these compliance matters. On September 2, 2020, one of the former owners of Yucatan filed a lawsuit against the Company in Los Angeles County Superior Court for breach of employment agreement, breach of contract, breach of holdback agreement, declaratory relief and accounting, and related claims. The Plaintiff seeks over $10.0 million in damages, including delivery of shares of his stock held in escrow for the indemnification claims described above. On November 3, 2020, the Company filed an answer and cross-complaint against the Plaintiff and other former equity holders of Yucatan for fraud, indemnification, and other claims, and seeking no less than $80 million in damages.
At this stage, the ultimate outcome of these or any other investigations, legal actions, or potential claims that may arise from the matters under investigation is uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of net loss after indemnification, or its effect, if any, on its financial statements. Separately, there are indemnification provisions in the purchase agreement that may allow the Company to recover costs for breach of the purchase agreement from the seller. Because recovery of amounts are contingent upon a legal settlement, no amounts have been recorded as recoverable costs through February 27, 2022.
During the third quarter of fiscal year 2021 the Company reached a resolution with its insurance carrier that resulted in a recovery of $1.6 million for certain expenses associated with the government investigations. Absent further material developments in the investigation, the Company does not expect additional material recovery from the insurance carrier.

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
During the three and nine months ended February 28, 2021, the Company recorded $0.3 million and $0.8 million in dividend income, respectively, which is included in loss from discontinued operations in the accompanying Consolidated Statements of Comprehensive (Loss) Income. The change in the fair market value of the Company’s investment in Windset for the three and nine months ended February 28, 2021 was a decrease of $0 and $11.8 million, respectively, and is included in loss from discontinued operations in the accompanying Consolidated Statements of Comprehensive (Loss) Income.
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
During the three months ended February 27, 2022, the Company granted 75,000 options to purchase shares of common stock and awarded 18,000 RSUs. During the nine months ended February 27, 2022, the Company granted 778,000 options to purchase shares of common stock and awarded 101,000 RSUs.
As of February 27, 2022, the Company has reserved 3.8 million shares of common stock for future issuance under its current and former equity plans.
Stock-Based Compensation Expense
The Company’s stock-based awards include stock option grants and RSUs. The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods, generally the vesting period.
The following table summarizes stock-based compensation by income statement line item:

	Three Months Ended		Nine Months Ended
(In thousands)	February 27, 2022	February 28, 2021	February 27, 2022	February 28, 2021
Continuing operations:
Cost of product sales	$83	$141	177	$262
Research and development	51	49	151	175
Selling, general and administrative	488	641	1,575	2,120
Discontinued Operations:
Cost of product sales	—	(34)	25	27
Total stock-based compensation	$622	$797	$1,928	$2,584

As of February 27, 2022, there was $3.3 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.06 years for stock options and 1.39 years for RSUs.
Stock Repurchase Plan
On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10.0 million of the Company’s common stock. The Company may still repurchase up to $3.8 million of the Company’s common stock under the Company’s stock repurchase plan. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the nine months ended February 27, 2022, the Company did not purchase any shares on the open market.

4.    Diluted Earnings Per Share
The following table sets forth the computation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	February 27, 2022	February 28, 2021	February 27, 2022	February 28, 2021
Numerator:
Net loss applicable to common stockholders	$(12,850)	$(5,498)	$(60,768)	$(29,799)
Denominator:
Weighted average shares for basic net loss per share	29,482	29,323	29,459	29,282
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—	—
Weighted average shares for diluted net loss per share	29,482	29,323	29,459	29,282

Diluted net loss per share	$(0.43)	$(0.19)	$(2.07)	$(1.02)

Due to the Company’s net loss for the three and nine months ended February 27, 2022 and February 28, 2021, the net loss per share includes only weighted average shares outstanding. For the three months ended February 27, 2022 and February 28, 2021, the computation of the diluted net loss per share excludes the impact of options to purchase 2.1 million and 2.4 million shares of common stock, respectively, as such impacts would be antidilutive for these periods. For the nine months ended February 27, 2022 and February 28, 2021, the computation of the diluted net loss per share excludes the impact of options to purchase 2.2 million and 2.2 million shares of common stock, respectively, as such impacts would be antidilutive for these periods.

5.    Income Taxes
The provision for income taxes from continuing operations for the nine months ended February 27, 2022 and February 28, 2021, was a benefit of $5.0 million and $1.0 million, respectively. The effective tax rate for the nine months ended February 27, 2022 and February 28, 2021 was 32% and 10%, respectively. The effective tax rate for the nine months ended February 27, 2022, was higher than the statutory federal income tax rate of 21% primarily due to the movement of the valuation allowance recorded against certain deferred tax assets, partially offset by the impact of state taxes.
As of February 27, 2022 and May 30, 2021, the Company had unrecognized tax benefits of $0.9 million and $0.9 million, respectively. Included in the balance of unrecognized tax benefits as of February 27, 2022 and May 30, 2021, is $0.8 million and $0.9 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.
The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of February 27, 2022 and May 30, 2021.
Due to tax attribute carryforwards, the Company is subject to examination for tax years 2017 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 2015 forward, none of which were significant.

6.    Debt
Long-term debt, net consists of the following:

(In thousands)	February 27, 2022	May 30, 2021
Term loan	$83,712	$170,000
Total principal amount of long-term debt	83,712	170,000
Less: unamortized debt issuance costs	(4,114)	(5,098)
Total long-term debt, net of unamortized debt issuance costs	79,598	164,902
Less: current portion of long-term debt, net	—	—
Long-term debt, net	$79,598	$164,902

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
In connection with the New Credit Agreements, the Company incurred debt issuance costs from the lender and third-parties of $10.5 million.
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
As of February 27, 2022, $39.9 million was outstanding on the Refinance Revolver, at an interest rate of 3.00%. As of February 27, 2022, the Refinance Term Loan had an interest rate of 9.5%. As of February 27, 2022, the Company was in compliance with all financial covenants and had no events of default under the New Credit Agreements.
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
The Curation Foods business includes (i) three natural food brands, including O Olive Oil & Vinegar, Yucatan Foods, and Cabo Fresh, and (ii) BreatheWay® activities. The Curation Foods segment includes sales of BreatheWay packaging to partners for fruit and vegetable products, sales of olive oils and wine vinegars under the O brand, and sales of avocado products under the brands Yucatan Foods and Cabo Fresh. In December 2021, the Company completed the Eat Smart Disposition. As a result, the Company met the requirements of ASC 205-20 to report the results of the Eat Smart business as discontinued operations. The operating results for the Eat Smart business, in all periods presented, have been reclassified to discontinued operations and are no longer reported in the Curation Foods business segment. See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies – Eat Smart Sale and Discontinued Operations for further discussion.
The Other segment includes corporate general and administrative expenses, non-Curation Foods and non-Lifecore interest expense, interest income, and income tax expenses. Corporate overhead is allocated between segments based on actual utilization and relative size.
All of the Company's assets are located within the United States of America except for its Yucatan production facility in Mexico.
The Company’s international sales by geography are based on the billing address of the customer and were as follows, excluding discontinued operations:

	Three Months Ended		Nine Months Ended
(In millions)	February 27, 2022	February 28, 2021	February 27, 2022	February 28, 2021
Switzerland	$8.2	$1.6	$13.6	$2.4
Canada	3.0	2.7	9.5	8.3
Belgium	—	6.0	—	12.6
All Other Countries	3.7	3.9	3.2	3.2

Operations by business segment consisted of the following:

(In thousands)	Lifecore	Curation Foods	Other	Total
Three Months Ended February 27, 2022
Net sales	$34,808	$18,266	$—	$53,074
Gross profit	12,905	990	—	13,895
Net (loss) income from continuing operations	5,054	(5,848)	(6,312)	(7,106)
Loss from discontinued operations, net of tax	—	(2,703)	(3,041)	(5,744)
Depreciation and amortization	1,674	1,142	18	2,834
Interest income	18	—	2	20
Interest expense	—	26	4,079	4,105
Income tax (benefit) expense	1,596	(1,867)	(5)	(276)
Corporate overhead allocation	1,175	289	(1,464)	—

Nine Months Ended February 27, 2022
Net sales	$81,707	$56,451	$—	$138,158
Gross profit	30,384	8,661	—	39,045
Net (loss) income from continuing operations	11,317	5,513	(27,340)	(10,510)
Loss from discontinued operations, net of tax	—	(47,217)	(3,041)	(50,258)
Depreciation and amortization	4,894	3,095	70	8,059
Interest income	56	—	10	66
Interest expense	—	301	13,576	13,877
Income tax (benefit) expense	3,574	(12,843)	4,257	(5,012)
Corporate overhead allocation	3,389	778	(4,167)	—

Three Months Ended February 28, 2021
Net sales	$27,225	$17,465	$—	$44,690
Gross profit	11,561	2,880	—	14,441
Net (loss) income from continuing operations	5,104	(394)	(6,175)	(1,465)
Loss from discontinued operations, net of tax	—	(4,033)	—	(4,033)
Depreciation and amortization	1,385	830	22	2,237
Interest income	—	—	13	13
Interest expense	—	136	2,803	2,939
Income tax (benefit) expense	1,612	(1,614)	(56)	(58)
Corporate overhead allocation	1,102	87	(1,189)	—

Nine Months Ended February 28, 2021
Net sales	$72,248	$54,381	$—	$126,629
Gross profit	27,036	8,854	—	35,890
Net (loss) income from continuing operations	9,708	(1,346)	(17,151)	(8,789)
Loss from discontinued operations, net of tax	—	(21,010)	—	(21,010)
Depreciation and amortization	4,055	2,451	76	6,582
Interest income	—	—	31	31
Interest expense	—	410	6,199	6,609
Income tax (benefit) expense	3,066	(2,095)	(1,996)	(1,025)
Corporate overhead allocation	3,668	621	(4,289)	—

During the nine months ended February 27, 2022 and February 28, 2021, the Company had sales concentrations of 10% or greater from two customers. The Company’s top two customers, from the Lifecore segment, accounted for 17% and 13% of revenues for the nine months ended February 27, 2022, and 20% and 12%, respectively, for the nine months ended February 28, 2021. The Company’s same two customers had accounts receivable concentrations of 10% or greater, accounting for 25% and 19% of accounts receivable as of February 27, 2022, and 19% and 12% as of February 28, 2021.

8.    Restructuring Costs
During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces and the sale of non-strategic assets.
The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of Comprehensive (Loss) Income, by Business Segment, excluding discontinued operations:

(in thousands)	Curation Foods	Lifecore	Other	Total
Three Months Ended February 27, 2022
Asset write-off costs	$3,693	$—	$—	$3,693
Employee severance and benefit costs	—	—	—	—
Lease costs	1,583	—	—	1,583
Other restructuring costs	68	271	250	589
Total restructuring costs	$5,344	$271	$250	$5,865

(in thousands)	Curation Foods	Lifecore	Other	Total
Nine Months Ended February 27, 2022
Asset write-off costs	$3,693	$—	$—	$3,693
Employee severance and benefit costs	—	—	—	—
Lease costs	2,049	—	—	2,049
Other restructuring costs	68	271	2,325	2,664
Total restructuring costs	$5,810	$271	$2,325	$8,406
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
The Company leases its main office located in Santa Maria, California (the “Santa Maria Office”). During the fiscal quarter ended February 27, 2022 the Company approved a plan to explore opportunities to sub lease its Santa Maria Office. The Santa Maria Office assets, included as lease hold improvements within property and equipment, net, has been designated as held for use within the Consolidated Balance Sheets as of February 27, 2022, as no finalized plan for disposition existed at the balance sheet date. The Company recognized a $5.3 million impairment loss, which is included in Restructuring costs within the Consolidated Statements of Statements of Comprehensive (Loss) Income ($3.7 million included in asset write-off costs related to lease hold improvements impairment and $1.6 million included in lease costs related to right-of-use asset impairment). The Company expects to complete the sublease plan within the next 12 months.
Employee severance and benefit costs
Employee severance and benefit costs are costs incurred as a result of reduction-in-force driven by our restructuring plan and closure of offices and facilities. These costs were driven primarily by the closure of our San Rafael, California office, Santa Clara, California office, and Los Angeles, California office.

Lease Costs

In August 2020, the Company closed its leased Santa Clara, California office and entered into a sublease agreement. In the fourth quarter of fiscal year 2020 the Company closed its leased Los Angeles, California office and plans to sublease the office. As noted in the Asset write-off costs section, the Company approved a plan to explore opportunities to sub lease its Santa Maria Office and expects to complete the sublease plan within the next 12 months.

Other restructuring costs

Other restructuring costs are primarily related to consulting costs incurred in connection with the execution of the Company’s restructuring plan to drive enhanced profitability, focus the business on its strategic assets, and redesign the organization to be the appropriate size to compete and thrive.
The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of (Loss) Income, by Business Segment, since inception of the restructuring plan in fiscal year 2020 through the nine months ended February 27, 2022, excluding discontinued operations:

	Curation Foods	Lifecore	Other	Total
(in thousands)
Asset write-off costs, net	$7,552	$—	$418	$7,970
Employee severance and benefit costs	188	—	784	972
Lease costs	2,195	—	26	2,221
Other restructuring costs	102	271	4,687	5,060
Total restructuring costs	$10,037	$271	$5,915	$16,223

The total expected cost related to the restructuring plan is approximately $20.0 million.

9.    Discontinued Operations

As discussed in Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies – Eat Smart Sale and Discontinued Operations, on December 13, 2021, we completed the Eat Smart Disposition. Eat Smart represented a component of the business within the Curation Foods segment and its sale represents a strategic shift in the Company going forward. Accordingly, concurrent with the execution of the Asset Purchase Agreement, Eat Smart meets the accounting requirements for reporting as discontinued operations for all periods presented.

The key components of income from discontinued operations for the three and nine months ended February 27, 2022 and February 28, 2021 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 27, 2022	February 28, 2021	February 27, 2022	February 28, 2021
Product sales	$13,559	$93,092	$186,755	$277,699
Cost of product sales	13,720	87,844	181,555	256,918
Gross profit	(161)	5,248	5,200	20,781
Operating costs and expenses:
Research and development	103	719	1,918	2,120
Selling, general and administrative	1,058	7,086	13,350	21,258
Impairment of goodwill	—	—	32,057	—
Loss on sale of Eat Smart	4,354	—	4,354	—
Restructuring costs	86	677	1,519	9,940
Total operating costs and expenses	5,601	8,482	53,198	33,318
Operating loss	(5,762)	(3,234)	(47,998)	(12,537)
Dividend income	—	281	—	844
Interest expense	(204)	(1,239)	(2,682)	(3,717)
Other income (expense), net	—	—	—	(11,800)
Loss from discontinued operations before taxes	(5,966)	(4,192)	(50,680)	(27,210)
Income tax benefit	222	159	422	6,200
Loss from discontinued operations, net of tax	$(5,744)	$(4,033)	$(50,258)	$(21,010)

Cash used in operating activities by the Eat Smart business totaled $5.5 million and $1.8 million for the nine months ended February 27, 2022 and February 28, 2021, respectively. Cash provided by investing activities from the Eat Smart business totaled $117.8 million and $9.3 million for the nine months ended February 27, 2022 and February 28, 2021, respectively. Depreciation and amortization expense of the Eat Smart business totaled $0.3 million and $2.2 million for the three months ended February 27, 2022 and February 28, 2021, respectively. Depreciation and amortization expense of the Eat Smart business totaled $5.1 million and $6.9 million for the nine months ended February 27, 2022 and February 28, 2021, respectively. Capital expenditures of the Eat Smart business totaled $1.9 million and $3.6 million for the nine months ended February 27, 2022 and February 28, 2021, respectively.

Interest expense was allocated to discontinued operations based on the interest expense related to the amount of debt required to be paid down under the New Credit Agreements as a result of the Eat Smart Disposition.

There were no assets or liabilities of Eat Smart as of February 27, 2022. The carrying amounts of the major classes of assets and liabilities of the Eat Smart business included in assets and liabilities of discontinued operations are as follows (in thousands):

May 30, 2021
ASSETS
Cash and cash equivalents	$136
Accounts receivable, less allowance for credit losses	28,583
Inventories	6,587
Prepaid expenses and other current assets	2,312
Total current assets, discontinued operations	37,618
Investment in non-public company, fair value	45,100
Property and equipment, net	66,789
Operating lease right-of-use assets	13,347
Goodwill	35,470
Trademarks/tradenames, net	8,228
Customer relationships, net	2,260
Other assets	80
Total other assets, discontinued operations	171,274
Total assets, discontinued operations	$208,892

LIABILITIES
Accounts payable	$31,271
Accrued compensation	4,550
Other accrued liabilities	4,041
Current portion of lease liabilities	2,424
Deferred revenue	493
Total current liabilities, discontinued operations	42,779
Long-term lease liabilities	14,030
Other non-current liabilities	729
Non-current liabilities, discontinued operations	14,759
Total liabilities, discontinued operations	$57,538

10.    Subsequent Events
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
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and similar expressions are used to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Potential risks and uncertainties include, without limitation, the timing and expenses associated with operations, the ability to achieve acceptance of our new products in the market place, weather conditions that can affect the supply and price of produce, government regulations affecting our business, uncertainties related to COVID-19 and the impact of our responses to it, the timing of regulatory approvals, the impact of adverse and uncertain economic conditions in the U.S. and international markets, the mix between domestic and international sales, and those other risks mentioned in this report and in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021.
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
You should evaluate all forward-looking statements made by us in the context of all risks and uncertainties described with respect to our business. We caution you that the risks and uncertainties identified by us may not be all of the factors that are important to you. Furthermore, the forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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
Reportable Segments
Landec has three reportable business segments – Lifecore, Curation Foods, and Other, which are described below.
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
Curation Foods
Curation Foods Overview
Based in Santa Maria, California, Curation Foods’ primary business is the processing, marketing and selling of guacamole, avocado products, and olive oils and wine vinegars. Curation Foods serves as the corporate umbrella for its patented BreatheWay® packaging technology and for its portfolio of three natural food brands, O Olive Oil & Vinegar® products, and Yucatan® and Cabo Fresh® authentic guacamole and avocado products. We believe that the major distinguishing characteristics of Curation Foods that provide competitive advantage are insight driven product innovation, diversified fresh food supply chain, refrigerated supply chain and customer reach. We believe that Curation Foods is well positioned as a single source of a broad range of its products.
On December 13, 2021 (the “Closing Date”), Landec and Curation Foods (together, the “Sellers”), and Taylor Farms Retail, Inc. (“Taylor Farms” and together with the Sellers, the “Parties”) completed the sale (the “Eat Smart Disposition”) of Curation Foods’ Eat Smart business, including its salad and cut vegetable businesses (the “Business”), pursuant to the terms of an asset purchase agreement executed by the Parties on December 13, 2021 (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, Taylor Farms acquired the Business for a purchase price of $73.5 million in cash, subject to post-closing adjustments based upon net working capital at the Closing Date. As part of the Eat Smart Disposition, Taylor Farms acquired, among other assets related to the Business, the manufacturing facility and warehouses (and corresponding equipment) located in Bowling Green, Ohio and Guadalupe, California, as well as inventory, accounts receivable and accounts payable, intellectual property and information related to the Business, and assumed certain liabilities and executory obligations under the Company’s and Curation Foods’ outstanding contracts related to the Business, in each case, subject to the terms of the Asset Purchase Agreement.
Following the Eat Smart Disposition, Curation Foods retains its O Olive and Yucatan businesses and its rights and interests in BreatheWay, and the Company retains its Lifecore business.
As a result of the Eat Smart Disposition, the Company met the requirements of ASC 205-20, to report the results of the Eat Smart business as a discontinued operation. Accordingly, the operating results for the Eat Smart business have therefore been reclassified as a discontinued operation within these consolidated financial statements.
Curation Foods Brands
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
BreatheWay Packaging Technology: The Company’s BreatheWay membrane technology establishes a beneficial packaging atmosphere adapting to changing fresh product respiration and temperature in order to extend freshness naturally. The BreatheWay supply chain packaging technology extends shelf-life and reduces shrink (waste) for retailers and helps to ensure that consumers receive fresh products. The Company generates revenue from the sale of its BreatheWay patented packaging technology and integrated packaging solutions.

Other
Included in the Other segment is Corporate, which includes corporate general and administrative expenses, non-Lifecore and non-Curation Food interest income, interest expense, and income tax expenses.
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
Curation Foods revenues consist of revenues generated from the sale of (1) Yucatan, Cabo Fresh, and private label branded guacamole and avocado products, (2) O olive oils and wine vinegars, and (3) our proprietary BreatheWay packaging to license partners.

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 27, 2022	February 28, 2021	Amount	%	February 27, 2022	February 28, 2021	Amount	%
Lifecore	$34,808	$27,225	7,583	28%	$81,707	$72,248	9,459	13%
Curation Foods	18,266	17,465	801	5%	56,451	54,381	2,070	4%
Total Revenues	$53,074	$44,690	$8,384	19%	$138,158	$126,629	$11,529	9%

Lifecore
The increase in Lifecore’s revenues for the three months ended February 27, 2022, compared to the same period last year, was due to a $6.2 million increase in CDMO revenues from an increase in aseptic commercial shipments, resulting from increased demand from existing customers and an increase in development services activities resulting in higher sales to new and existing customers, as well as a $1.4 million increase in fermentation sales primarily due to the timing of shipments within the fiscal year.
The increase in Lifecore’s revenues for the nine months ended February 27, 2022, compared to the same period last year, was due to a $10.6 million increase in CDMO revenues from an increase in development services activities resulting in higher sales to new and existing customers and an increase in aseptic commercial shipments, resulting from increased demand from existing customers, partially offset by a $1.1 million decrease in fermentation sales primarily due to timing of shipments.

Curation Foods
The increase in Curation Foods’ revenues for the three and nine months ended February 27, 2022, compared to the same period last year, was primarily driven by increased volume of our guacamole and avocado products and olive oil and wine vinegars.

Gross Profit:
There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sales discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the following costs: raw materials (including raw product, packaging, syringes and fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs), and shipping and shipping-related costs.

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 27, 2022	February 28, 2021	Amount	%	February 27, 2022	February 28, 2021	Amount	%
Lifecore	$12,905	$11,561	$1,344	12%	$30,384	$27,036	$3,348	12%
Curation Foods	990	2,880	(1,890)	(66)%	8,661	8,854	(193)	(2)%
Total Gross Profit	$13,895	$14,441	$(546)	(4)%	$39,045	$35,890	$3,155	9%

Lifecore
The increase in gross profit for the Lifecore business for the three and nine months ended February 27, 2022, compared to the same period last year, was due primarily to increased revenue.

Curation Foods
The decrease in gross profit for the Curation Foods business for the three and nine months ended February 27, 2022, compared to the same period last year, was primarily driven by increased freight costs combined with increased raw product sourcing costs.
Operating Expenses:
Research and Development
R&D expenses consist primarily of product development and commercialization initiatives. R&D expenses in our Lifecore business are focused on new products and applications for HA-based and non-HA biomaterials. In our Curation Foods business, R&D expenses are primarily focused on innovating our current product lines and on the Company’s proprietary BreatheWay membranes used for packaging produce, with a focus on extending the shelf-life of sensitive vegetables and fruit.

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 27, 2022	February 28, 2021	Amount	%	February 27, 2022	February 28, 2021	Amount	%
Lifecore	$1,978	$1,510	$468	31%	$5,309	$4,520	$789	17%
Curation Foods	78	333	(255)	(77)%	476	1,003	(527)	(53)%
Total R&D	$2,056	$1,843	$213	12%	$5,785	$5,523	$262	5%
The increase in R&D expenses for the three and nine months ended February 27, 2022, compared to the same periods last year, was primarily due to higher salary and benefits expenses, including increased headcount, in our Lifecore Segment.

Selling, General, and Administrative (“SG&A”)
SG&A expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 27, 2022	February 28, 2021	Amount	%	February 27, 2022	February 28, 2021	Amount	%
Lifecore	$2,848	$2,233	$615	28%	$6,581	$6,075	$506	8%
Curation Foods	2,970	2,423	547	23%	8,628	8,353	275	3%
Other	3,907	3,478	429	12%	11,998	13,540	(1,542)	(11)%
Total SG&A	$9,725	$8,134	$1,591	20%	$27,207	$27,968	$(761)	(3)%

The increase in total SG&A expenses for the three months ended February 27, 2022, compared to the same period last year, was primarily due to higher salary and benefits expenses, including increased headcount, in our Lifecore segment.

The decrease in total SG&A expenses for the nine months ended February 27, 2022, compared to the same period last year, was due primarily to a decrease at our Other segment primarily due to a decrease in legal fees from compliance and other litigation matters, partially offset by higher salary and benefits expenses, including increased headcount, as well as higher recruiting fees in the Lifecore segment.
Restructuring Costs

During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces and the sale of non-strategic assets. For the three months ended February 27, 2022 and February 28, 2021 the Company recorded restructuring costs of $5.9 million and $2.0 million, respectively, related to the restructuring plan. For the nine months ended February 27, 2022 and February 28, 2021 the Company recorded restructuring costs of $8.4 million and $2.8 million, respectively, related to the restructuring plan. Refer to Note 8 - Restructuring Costs in the notes to our consolidated financial statements for more information.

Other:

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 27, 2022	February 28, 2021	Amount	%	February 27, 2022	February 28, 2021	Amount	%
Interest Income	$20	$13	$7	54%	$66	$31	$35	113%
Interest Expense	$(4,105)	$(2,939)	$(1,166)	40%	$(13,877)	$(6,609)	$(7,268)	110%
Loss on debt refinancing	$—	$(1,110)	$1,110	(100)%	$—	$(1,110)	$1,110	(100)%
Other income (expense), net	$454	$72	$382	N/M	$642	$64	$578	N/M
Income Tax Benefit	$276	$58	$218	N/M	$5,012	$1,025	$3,987	N/M
Interest Income
The increase in interest income for the three and nine months ended February 27, 2022, compared to the same periods last year, was not significant.

Interest Expense
The increase in interest expense for the three and nine months ended February 27, 2022, compared to the same periods last year, was primarily a result of prepaid interest and prepayment penalties incurred related to payments made on our term debt resulting from the sales of our investment in Windset and the Eat Smart Disposition, combined with higher interest rates and an increase in deferred financing costs incurred as a result of our debt refinancing in December 2020.
Other Income (Expense)
The increase in other income (expense) for the three and six months ended February 27, 2022, compared to the same periods last year, was primarily the result of the change in the fair value of our interest rate swap liability that is no longer an effective hedge as a result of our debt refinancing in December 2020.
Income Taxes
The change in income tax benefit for the nine months ended February 27, 2022, compared to the same period last year was primarily due to the Company’s effective tax rate increasing from 10% to 32%. The effective tax rate for the nine months ended February 27, 2022 was higher than the statutory federal income tax rate of 21% primarily due to the movement of the valuation allowance recorded against certain deferred tax assets, partially offset by the impact of state taxes. The effective tax rate for the nine months ended February 28, 2021, was higher than the statutory federal income tax rate of 21% primarily due income tax benefit on the increased forecasted losses, the generation of federal & state R&D credits and impact of states taxes, partially offset by the movement of the valuation allowance recorded against certain deferred tax assets.

Liquidity and Capital Resources
As of February 27, 2022, the Company had cash and cash equivalents of $1.9 million, a net decrease of $0.6 million from $1.3 million as of May 30, 2021.
Cash Flow from Operating Activities
Net cash used in operating activities during the nine months ended February 27, 2022 was $24.4 million, compared to $10.6 million of net cash provided by operating activities for the same period last year. The primary uses of net cash in operating activities during the nine months ended February 27, 2022 were (1) a $60.8 million net loss, (2) a $15.7 million net increase in working capital, and (3) a $5.5 million reduction in deferred taxes. These uses of cash were partially offset by (1) $32.1 million goodwill impairment, (2) $16.4 million of depreciation/amortization and stock based compensation expense, and (3) $9.5 million Loss on sale of Eat Smart and impairment of assets.
The primary factors for the increase in working capital during the nine months ended February 27, 2022, was an $11.9 million increase in inventory driven by production in our Avocado Products division, a $7.5 million increase in accounts receivable driven by sales increases and timing of customer payments, a $4.2 million increase in other accrued liabilities due to timing of payments, and a $3.8 million increase in accrued compensation driven by severance accruals, partially offset by a $13.1 million increase in accounts payable due primarily to the increase in inventory and timing of payments.
Cash Flow from Investing Activities
Net cash provided by investing activities during the nine months ended February 27, 2022 was $101.2 million, compared to $1.5 million for the same period last year. Net cash provided by investing activities during the nine months ended February 27, 2022 was primarily due to the receipt $73.5 million related to the Eat Smart Disposition (partially offset by a $6.6 million working capital adjustment), $45.1 million related to the sale of the Company's investment in Windset, partially offset by the purchase of $18.5 million of equipment to support the growth of the Company’s Lifecore and Curation Foods businesses.
Cash Flow from Financing Activities
Net cash used in financing activities during the nine months ended February 27, 2022 was $76.2 million compared to $10.4 million for the same period last year. The net cash used in financing activities during the nine months ended February 27, 2022 was primarily due to $86.4 million of debt pay downs under the Company's term loan, partially offset by a $10.9 million net increase in the Company’s line of credit.

Capital Expenditures
During the nine months ended February 27, 2022, Landec incurred $18.5 million of capital expenditures, which was primarily represented by facility expansions and purchased equipment to support the growth of the Lifecore and Curation Foods businesses, compared to capital expenditures of $11.4 million for the nine months ended February 28, 2021. During the nine months ended February 27, 2022, capital expenditures for Lifecore and Curation Foods were $14.0 million and $4.5 million, respectively.
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
In connection with the New Credit Agreements, the Company incurred debt issuance costs from the lender and third-parties of $10.5 million.
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
As of February 27, 2022, $39.9 million was outstanding on the Refinance Revolver, at an interest rate of 3.00%. As of February 27, 2022, the Refinance Term Loan had an interest rate of 9.5%. As of February 27, 2022, the Company was in compliance with all financial covenants and had no events of default under the New Credit Agreements.

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of February 27, 2022, our management evaluated, with participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC, and are effective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Nine months ended February 27, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. For further discussion, see the disclosures contained in Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies - Legal Contingencies, which are incorporated herein by reference.

Item 1A.    Risk Factors
You should carefully consider the risks described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended May 30, 2021, as supplemented by our Quarterly Report on Form 10-Q for the fiscal period ended February 27, 2022, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 30, 2021, as supplemented by our Quarterly Report on Form 10-Q for the fiscal period ended February 27, 2022.

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
Date:    April 7, 2022