Form 10-K
period 2022-05-29
LANDEC CORP \CA\
filed 2022-09-14
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 29, 2022, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $225,356,000 as of November 29, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on the NASDAQ Global Select Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of September 13, 2022, there were 29,595,554 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

1

LANDEC CORPORATION
ANNUAL REPORT ON FORM 10-K

i

Explanatory Note

Restatement Background
In this Annual Report on Form 10-K for the year ended May 29, 2022, Landec Corporation (the “Company”) is restating (the “Restatement”) its previously issued (i) unaudited consolidated balance sheets as of February 27, 2022 and May 30, 2021, (ii) unaudited consolidated statement of comprehensive (loss) income for the three and nine months ended February 27, 2022, (iii) unaudited consolidated statement of cash flows for the nine months ended February 27, 2022, (iv) unaudited consolidated statement of changes in stockholders' equity, and unaudited notes related thereto, as previously reported in our Quarterly Report on Form 10-Q for the third quarter period ended February 27, 2022 (the “Prior Financial Statements”).
The Restatement results from corrections by the Company primarily related to:
(i) the classification of certain expenses and the recording of accruals related to the Company’s recent disposition activities and the Company’s corporate transition of Landec Corporation to Lifecore Biomedical, which were previously classified as restructuring expenses from continuing operations in our Prior Financial Statements, but which the Company intends to correct to classify as selling, general and administrative expenses, and cost of goods sold within continuing operations;
(ii) the treatment of the fees received and costs incurred by the Company pursuant to the transition services agreement related to the sale of the Curation Foods’ Eat Smart business (the “TSA”), for which the Company had previously recognized the net of the TSA fees received and costs incurred as loss on sale of Eat Smart within discontinued operations, but for which the Company intends to correct to classify the TSA fees received by the Company within transition services income and the TSA costs incurred by the Company as selling, general and administrative expenses within continuing operations; and
(iii) the classification of certain costs and expenses related to the Company’s recent disposition activities and the Company’s corporate transition of Landec Corporation to Lifecore Biomedical, which were previously classified as loss on sale of Eat Smart within discontinued operations, but which the Company intends to correct to classify as selling, general and administrative expenses within continuing operations.
The Company has assessed the materiality of these corrections in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 99, Materiality and SAB No. 108, Quantifying Financial Statement Misstatements, and has concluded that the Prior Financial Statements should be restated. The corrections regarding the presentation of Prior Financial Statements are reflected in Note 1 Organization, Basis of Presentation, and Summary of Significant Accounting Policies, in Part IV, Item 15 of this Annual Report on Form 10-K.
Restatement Overview
In connection with the restatement of the Prior Financial Statements, the Company, in this Annual Report on Form 10-K:
1.restated the Prior Financial Statements, in Note 1 Organization, Basis of Presentation, and Summary of Significant Accounting Policies, in Part IV, Item 15 of this Annual Report on Form 10-K;
2.updated the risk factor relating to its material weakness in its internal controls over financial reporting in Item 1A. of Annual Report on Form 10-K; and
3.updated its disclosures regarding its controls and procedures in Part II, Item 9A. of Annual Report on Form 10-K.
The financial information that has been previously filed or otherwise reported for the Prior Financial Statements is superseded by the information in this Annual Report on Form 10-K. See Note 1 Organization, Basis of Presentation, and Summary of Significant Accounting Policies, in Part IV, Item 15 of this Annual Report on Form 10-K for additional information on the restatement and the related financial statement impact.

Internal Controls Considerations
In connection with the Restatement described above, management has determined that there was a material weakness in the Company's design and operation of effective internal control over completeness and accuracy for non-standard transactions, which included discontinued operations and restructuring costs as of May 29, 2022. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal controls over financial reporting, and material weakness identified, refer to “Controls and Procedures” in Part II, Item 9A of this Annual Report on Form 10-K.

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

PART I

Item 1.    Business
Corporate Overview
Landec Corporation and its subsidiaries (“Landec,” the “Company”, "we" or "us") design, develop, manufacture, and sell differentiated products for biomaterials and food markets, and license technology applications to partners.
On August 10, 2022, Landec formally announced that we will become a CDMO-focused life sciences company with a planned corporate rebranding including renaming the Company to Lifecore Biomedical and exploring potential sales opportunities of the Company’s remaining Curation Foods assets.
Landec’s biomedical company, Lifecore Biomedical, Inc. (“Lifecore”), is a fully integrated contract development and manufacturing organization (“CDMO”) that offers highly differentiated capabilities in the development, fill and finish of sterile, injectable pharmaceutical products in syringes and vials. As a leading manufacturer of premium, injectable grade Hyaluronic Acid, Lifecore brings 37 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market.
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

Deliver consistent quality:
Lifecore has built a world class quality and regulatory system that is demonstrated in its results, processes and customer relationships. With over 35 years of a superior track record with global regulatory bodies (FDA, EMA, ANVISA, etc.), Lifecore is the partner of choice for companies looking for proven experience in delivering QbD, cGMP compliance, and manufacturing excellence with pharmaceutical elegance and quality. Lifecore’s world class quality and regulatory system and excellent track record with the global regulatory bodies ensure partners that they will safely bring innovative therapies to market.

Curation Foods
Curation Foods Overview
Based in Santa Maria, California, Curation Foods’ primary business is the processing, marketing and selling of guacamole, avocado products, and olive oils and wine vinegars. Curation Foods serves as the corporate umbrella for its portfolio of three natural food brands, O Olive Oil & Vinegar® products, and Yucatan® and Cabo Fresh® authentic guacamole and avocado products. We believe that the major distinguishing characteristics of Curation Foods that provide competitive advantage are insight driven product innovation, diversified fresh food supply chain, refrigerated supply chain and customer reach. We believe that Curation Foods is well positioned as a single source of a broad range of its products.
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
Following the Eat Smart Disposition, and BreatheWay sale subsequent to fiscal year end, Curation Foods retains its O Olive and Yucatan businesses, and the Company retains its Lifecore business.
As a result of the Eat Smart Disposition, the Company met the requirements of ASC 205-20, to report the results of the Eat Smart business as a discontinued operation. Accordingly, the operating results for the Eat Smart business have been reclassified as a discontinued operation within these consolidated financial statements.
Curation Foods Brands
O Olive Oil & Vinegar ("O"): The Company acquired O on March 1, 2017. O, founded in 1995, is based in Petaluma, California, and is the premier producer of California specialty olive oils and wine vinegars. Its products are sold in natural food, conventional grocery and mass retail stores, primarily in the United States and Canada.
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
BreatheWay Packaging Technology: The Company’s BreatheWay membrane technology establishes a beneficial packaging atmosphere adapting to changing fresh product respiration and temperature in order to extend freshness naturally. Subsequent to the fiscal year ended May 29, 2022, on June 2, 2022, the Company sold its BreatheWay technology business for $3.2 million in cash.
Windset: Until June 1, 2021, the Company held a 26.9% investment ownership in Windset Holding 2010 Ltd. (“Windset”), a leading edge grower of hydroponically-grown produce. Included in discontinued operations are the dividends and Landec’s share of the change in fair market value of its investment in Windset.
On June 1, 2021, the Company and Curation Foods sold all of its equity interests of Windset in exchange for an aggregate purchase price of $45.1 million, subject to certain adjustments.
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
Manufacturing and Processing
Seasonality
Lifecore is not significantly affected by seasonality. Curation Foods can be affected by seasonal weather factors, which can result in higher costs of sourcing and processing its products.
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
Curation Foods
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
BreatheWay
BreatheWay packaging systems use polymer manufacturing, membrane manufacturing, and label package conversion. Contract manufacturers make virtually all of the polymers for the BreatheWay packaging system and breathable membranes. Subsequent to the fiscal year ended May 29, 2022, on June 2, 2022, the Company sold its BreatheWay technology business for $3.2 million in cash.

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
Government Regulation
Lifecore
The Food and Drug Administration (“FDA”) regulates and/or approves the clinical trials, manufacturing, labeling, distribution, import, export, sale and promotion of medical devices and drug products in or from the United States. Some of the Company’s and its customers’ products are subject to extensive and rigorous regulation by the FDA, which regulates some of the products as medical devices or drug products, that in some cases require FDA approval or clearance, prior to U.S. distribution of Pre-Market Approval (“PMA”), or New Drug Applications (“NDA”), or Pre-Market Notifications, or other submissions and by foreign countries, which regulate some of the products as medical devices or drug products.
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

In the U.S., food products are primarily regulated by the FDA, which has the authority to inspect the Company’s food facilities, and regulates, among other things, food manufacturing, food packing and holding, food additives, food safety, the growing and harvesting of produce intended for human consumption, food transportation, food labeling, food packaging, and food supplier controls including foreign supplier verification. In addition, advertising of our products is subject to regulation by the Federal Trade Commission (“FTC”), and operations are subject to certain health and safety regulations, such as those issued under the Occupational Safety and Health Act (“OSHA”). All of our U.S. facilities and food products must be in compliance with the Federal Food, Drug, and Cosmetic Act (“FDC Act”) as amended by, among other things, the FDA Food Safety Modernization Act (“FSMA”). In addition, our operations in Mexico are subject to Mexican regulations through the SAGARPA, and our food products sold into Canada must be in compliance with applicable Canadian food safety and labeling regulations.
Human Capital

Our Mission

The strength of our team and our workplace culture is essential to our ability to achieve our broader mission. Attracting, developing and retaining exceptional employees is vitally important to us, and we invest in creating a differentiated culture for our team that enables continuous innovation at scale. We want to be a force for good, a team that is helping to improve the quality of life for our customers and employees. As of May 29, 2022, Landec had 689 full-time employees, of whom 561 were dedicated to research, development, manufacturing, quality control and regulatory affairs, and 128 were dedicated to sales, marketing and administrative activities. Landec intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products.

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

Risks Related to Our Business and Operations
Our shareholder value creation program, Project SWIFT, may not have the anticipated results we intended, exposes us to additional restructuring costs and operational risks, and may be negatively perceived in the markets.
We have previously announced the development of a shareholder value creation program, Project SWIFT, designed to strategically realign our Curation Foods business to focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This program includes reviewing strategic options for the closure of our leased offices in Santa Maria, California and Los Angeles, California, the divestiture of our Eat Smart business, strategic review of our logistics operations, and certain other actions taken to redesign the Curation Foods organization. We may not be able to implement all of the actions that we intend to take in this program and we may not be able to realize the expected benefits from such realignment and restructuring plans or other similar restructurings on the anticipated timing, or at all. In addition, we may incur additional restructuring costs in implementing such realignment and restructuring plans or other similar future plans in excess of our expectations. The implementation of our restructuring efforts, including the potential reduction of our facilities and workforce, may not improve our operational and cost structure or result in greater efficiency of our organization; and we may not be able to support sustainable revenue growth and profitability following such restructurings. Any reduction in workforce or divestitures of facilities or other assets may also expose us to additional risks, including potential litigation (including labor and employment disputes), unforeseen costs or adverse impacts to the operations of our retained businesses. In addition, our strategic realignment efforts may not be viewed positively by shareholders and analysts, which may cause our stock price to decline or become volatile.
The COVID-19 Pandemic, or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, may adversely affect our business.
In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of May 29, 2022, has spread to approximately 160 countries, including the United States. To date, the COVID-19 pandemic and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption to our businesses and to the financial markets both globally and in the United States. The COVID-19 pandemic has had and we believe will continue to have significant adverse impacts on many aspects of the Company’s operations, directly and indirectly, including with respect to sales, customer behaviors, business and manufacturing operations, inventory, the Company’s employees, and the market generally, and the scope and nature of these impacts continue to evolve each day. In particular, the COVID-19 pandemic has resulted in and may continue to result in, regional quarantines, labor shortages or stoppages, adverse changes in consumer purchasing patterns, reductions in customer demand for our products, increased safety and compliance costs, increased logistics cost, disruptions to our supply chains, suppliers and service providers to deliver materials and services on a timely basis, and overall economic instability, which have significantly adversely affected and could further adversely affect our business, financial condition and results of operations. In addition, in response to the COVID-19 pandemic, our suppliers, growers, and corporate partners have reduced staffing and have reduced, delayed and postponed certain projects, initiatives or other arrangements in response to the spread of the COVID-19 pandemic, which may continue or worsen as the pandemic continues. These actions have resulted in and may result in further business and manufacturing disruption, inventory shortages, delivery delays, additional costs, and reduced sales and operations for us, any of which have and could further significantly affect our business, financial condition and results of operations. With respect to our Curation Foods business specifically, the responses to the COVID-19 pandemic have also adversely impacted and may further impact consumer spending and our customer’s preferences, which have had and may continue to have an adverse impact on our sales in that segment. With respect to our Lifecore business, the COVID-19 pandemic has resulted and may continue to result in fewer elective medical procedures, which, in turn, has and may continue to adversely impact our business and sales. The extent to which the COVID-19 pandemic has impacted our business is difficult to ascertain, and future potential impacts to our business will depend on how the COVID-19 pandemic continues to evolve, which is highly uncertain and cannot be predicted. Such future developments may include, among others, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact. The COVID-19 pandemic has adversely affected the economies and financial markets worldwide, resulting in an economic downturn that could affect demand for our products, our ability to obtain financing on favorable terms, our ability to comply with our obligations (including leases and debt covenants) and otherwise adversely impact our business, financial condition and results of operations.
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
During the fiscal year ended May 29, 2022, the Company had sales concentrations of 10% or greater from two customers within the Lifecore segment. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our revenues. We may experience changes in the composition of our customer base as we have experienced in the past. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers could materially and adversely affect our business, operating results, and financial condition. In addition, since some of the products processed by Lifecore and Curation Foods are sole sourced to customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods, or we may not be able to obtain orders from new customers.

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
Our sale of some products may expose us to product liability claims.
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
We must identify changing consumer preferences and develop and offer food products to meet their preferences.
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
Our operations are subject to regulations that directly impact our business.
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
Any new business acquisition will involve uncertainty relating to integration.
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

We may not be able to achieve acceptance of our new products in the marketplace.
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

We have a concentration of manufacturing for Lifecore and Curation Foods and may have to depend on third parties to manufacture our products.

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

Potential indemnification obligations related to divestitures made in connection with the sale transactions related to Project SWIFT may have a material adverse effect on our business, financial condition and results of operations.

The transaction documents related to the Eat Smart Disposition and the BreatheWay Sale provide for, among other things, indemnification obligations designed to make us potentially financially responsible for certain breaches in any of our representations or warranties or covenants, and certain other matters pursuant to such agreements. If we are required to indemnify the counterparties to these agreements, we may be subject to unforeseen or unanticipated liabilities, which may be material and which may have a material adverse effect on our business, financial condition and results of operations.

We are subject to the risks of doing business internationally.

We are subject to the risks of doing business internationally. We conduct a substantial amount of business with growers and customers who are located outside the United States. We purchase avocados from foreign growers and packers, sell products to foreign customers, and operate a production facility in Mexico. In the most recent years, there has been an increase in organized crime in Mexico, and significant changes in the Mexican government, both of which create risk for our business. We are also subject to regulations imposed by the Mexican government and to examinations by the Mexican tax authorities. Significant changes to these government regulations and to assessments by the Mexican tax authorities can have a negative impact on our operations and operating results in Mexico.

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

For fiscal year 2022, approximately 21% of our consolidated net revenues were derived from product sales to international customers. A number of risks are inherent in international transactions. International sales and operations may be limited or disrupted by any of the following:

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

Our dependence on single-source suppliers and service providers may cause disruption in our operations should any supplier fail to deliver materials.

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

We depend on our infrastructure to have sufficient capacity to handle our on-going production needs.

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

We depend on strategic partners and licenses for future development.

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

Risks Related to Ownership of Our Common Stock

We have identified a material weakness in our internal control over financial reporting, which if not remediated, could adversely affect our business.

Our independent registered public accountants identified a material weakness in our internal control over financial reporting related to the restatement described elsewhere in this Annual Report on Form 10-K. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls or if we experience difficulties in their implementation, our business and financial results could be harmed and we could fail to meet our financial reporting obligations. As part of preparing our fiscal year 2022 consolidated financial statements, we identified an error in management’s conclusions regarding the presentation of certain amounts related to discontinued operations as a result of the Eat Smart Disposition, which resulted in an error in our previously reported consolidated balance sheets and quarterly statements of operations presented in our fiscal year 2022 third quarter consolidated financial statements. See Part II, Item 8. Financial Statements and Supplementary Data, Note 1 for further information. If the steps we take do not correct the material weakness in a timely manner, we may be unable to conclude in the future that we maintain effective internal control over financial reporting.

See Item 9A., “Controls and Procedures,” in this Annual Report on Form 10-K for additional information regarding the identified material weakness and our actions to date to remediate the material weakness. The implementation of procedures to remediate the material weakness is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot be certain that these measures will successfully remediate the material weakness or that other material weaknesses and control deficiencies will not be discovered in the future. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our securities to decline.

While our management believes we have made progress toward remediating the underlying causes of the material weakness, the implementation of these procedures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot be certain that these measures will successfully remediate the material weakness or that other material weaknesses and control deficiencies will not be discovered in the future. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our securities to decline.

Our future operating results are likely to fluctuate which may cause our stock price to decline.

In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue to fluctuate in the future. Curation Foods can be affected by seasonal and weather-related factors which have impacted our financial results in the past due to shortages of essential value-added produce items. Lifecore can be affected by the timing of orders from its relatively small customer base and the timing of the shipment of those orders. Our earnings may also fluctuate based on our ability to collect accounts receivable from customers and on price fluctuations in fruit markets. Other factors that affect our operations include:

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

Our stock price may fluctuate in response to various conditions, many of which are beyond our control.

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

We may issue preferred stock with preferential rights that could affect your rights.

The issuance of shares of preferred stock could have the effect of making it more difficult for a third-party to acquire a majority of our outstanding stock, and the holders of such preferred stock could have voting, dividend, liquidation and other rights superior to those of holders of our Common Stock.

We have never paid any dividends on our common stock.

We have not paid any dividends on our Common Stock since inception and do not expect to in the foreseeable future. Any dividends may be subject to preferential dividends payable on any preferred stock we may issue.

Our corporate organizational documents and Delaware law have anti-takeover provisions that may inhibit or prohibit a takeover of us and the replacement or removal of our management.

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

General Risks
Changes to U.S. trade policy, tariff and import/export regulations may have a material adverse effect on our business.
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

We may be exposed to employment related claims and costs that could materially adversely affect our business.
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
We may be subject to unionization, work stoppages, slowdowns or increased labor costs.
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
We are dependent on our key employees and if one or more of them were to leave, we could experience difficulties in replacing them, or effectively transitioning their replacements and our operating results could suffer.
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
Our reputation and business may be harmed if our computer network security or any of the databases containing our trade secrets, proprietary information or the personal information of our employees, or those of third parties, are compromised.
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
In addition, cyber-attacks on our customers or vendors could disrupt our ability to procure product from our vendors or our customers’ ability to order our products, and may negatively impact our reputation. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.
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
We may be unable to adequately protect our intellectual property rights or may infringe intellectual property rights of others.
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
The global economy is experiencing continued volatility, which may have an adverse effect on our business.
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
Litigation costs and the outcome of litigation could have a material adverse effect on our business.
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

Future lapses in disclosure controls and procedures or internal control over financial reporting could materially and adversely affect the Company’s operations, profitability or reputation.
As described in the Risk Factor entitled “We have identified a material weakness in our internal control over financial reporting, which if not remediated, could adversely affect our business”, the Company has identified lapses and deficiencies in its controls and procedures, which have resulted in a material weakness. Additional lapses or deficiencies in disclosure controls and procedures or in our internal control over financial reporting may occur from time to time in the future. There can be no assurance that our disclosure controls and procedures will be effective in preventing a material weakness or significant deficiency in internal control over financial reporting from occurring in the future. Any such lapses or deficiencies may materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend resources to correct the lapses or deficiencies, which could include the restating of previously reported financial results, expose us to regulatory or legal proceedings, harm our reputation, or otherwise cause a decline in investor confidence.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
As of May 29, 2022, the Company owned or leased the following principle physical properties:

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

Item 3.    Legal Proceedings
The information contained in Note 9 - Commitments and Contingencies to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Common Stock is traded on the NASDAQ Global Select Market under the symbol “LNDC”.
Holders
As of September 13, 2022, there were approximately 45 holders of record of our common stock. Since certain holders are listed under their brokerage firm’s names, the actual number of stockholders is higher.
Dividends
The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.
Issuer Purchases of Equity Securities
For the twelve months ended May 29, 2022, there have been no shares repurchased by the Company. The Company may still repurchase up to $3.8 million of the Company’s Common Stock under the Company’s stock repurchase plan announced on July 14, 2010.
Recent Sales of Unregistered Equity Securities
The Company did not sell any unregistered equity securities during the twelve months ended May 29, 2022.

Item 6.    Reserved

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

Overview
Landec Corporation and its subsidiaries (“Landec”, the “Company”, “we” or “us”) design, develop, manufacture, and sell differentiated products for food and biomaterials markets, and license technology applications to partners. Landec has three reportable business segments – Lifecore, Curation Foods, and Other which are described below. Landec’s biomedical company, Lifecore Biomedical®, is a fully integrated contract development and manufacturing organization ("CDMO") that offers highly differentiated capabilities in the development, fill and finish of sterile, injectable pharmaceutical products in syringes and vials. As a leading manufacturer of premium, injectable grade Hyaluronic Acid, Lifecore brings 37 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market.
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

Strategy
The Company’s strategy is to maximize the value of our business portfolio by investing in growth to drive momentum at Lifecore while driving profitable growth across the organization with consumer insights driven innovation. Each of our business segments are in different life stages and have clear strategic priorities.
On August 10, 2022, Landec formally announced that we will become a CDMO-focused life sciences company with a planned corporate rebranding including renaming the Company to Lifecore Biomedical and exploring potential sales opportunities of the Company’s remaining Curation Foods assets.
Lifecore
Lifecore is the Company’s FDA-approved CDMO business, which is focused on driving profitable growth with product development and manufacturing of sterile injectable products. Lifecore seeks to expand its presence in the CDMO marketplace by partnering with biopharmaceutical and biotechnology companies to bring their unique therapies to market. Lifecore’s goal of continuing success will be to execute on its three strategic priorities:
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
Curation Foods
Curation Foods, the Company’s natural food business, is focused on transforming its business to improve operational performance. The Company launched Project SWIFT which aims to strengthen Curation Foods by simplifying the business. The Company believes that the decisive actions of Project SWIFT will help improve the Company’s operating cost structure, enhance profitability, and strengthen its balance sheet with an overall aim to deliver long-term value to shareholders. Curation Foods intends to continue to deliver high levels of product quality and safety, while successfully executing on its customer and partner commitments. Project SWIFT will continue to be implemented throughout fiscal 2023, with three strategic priorities designed to improve Curation Foods’ overall financial performance and profitability:

1) Network & Operational Optimization: Streamline the organization to maximize efficiency and productivity by continuous improvement in plant operations with lean manufacturing practices. This included the consolidation and centralization of Curation Foods various offices into its Innovation Center headquarters in Santa Maria, California in fiscal 2020.
2) Focus on Strategic Assets: Simplify the business by divesting non-core assets. In the first quarter of fiscal year 2021, the Company sold its interest in the Ontario, California salad dressing manufacturing facility for net proceeds of $4.9 million. During the second quarter of fiscal year 2021, the Company sold the underutilized Hanover manufacturing facility building and assets related thereto for net proceeds of $8.0 million. In the third quarter of fiscal year 2022, the Company sold Curation Foods’ Eat Smart business, including its salad and cut vegetable businesses for a purchase price of $73.5 million in cash, subject to post-closing adjustments based upon net working capital at the Closing Date. Subsequent to the end of fiscal year 2020, on June 2, 2022, the Company and Curation Foods entered into and closed an Asset Purchase Agreement with Hazel Technologies, Inc. (the “Purchaser”), pursuant to which Curation Foods sold all of its assets related to BreatheWay packaging technology business to the Purchasers in exchange for an aggregate purchase price of $3.2 million.
3) Organizational Redesign: Redesigning the organization so that it is the appropriate size for the Company’s future direction. In fiscal 2021 through 2022, the Company focused on redesigning strategic initiatives, developed and elevated internal talent and reduced overall headcount to improve efficiencies.

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
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes to the Consolidated Financial Statements. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; loss contingencies, sales returns and credit losses; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets (including intangible assets and goodwill) and inventory; the valuation and recognition of stock-based compensation.
These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends can require extended periods of time to resolve, and are subject to change from period to period. The actual results may differ from management’s estimates. Our accounting policies are more fully described in Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies to our consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with our Board of Directors.
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
With respect to goodwill, the Company has the option to first assess qualitative factors such as macro-economic conditions, industry and market environment, cost factors, overall financial performance of the Company, cash flow from operating activities, market capitalization, litigation, and stock price. If the result of a qualitative test indicates a potential for impairment of a reporting unit, a quantitative test is performed. The quantitative test compares the carrying amount of a reporting unit that includes goodwill to its fair value. The Company determines the fair value using an income approach. Under the income approach, fair value is determined based on estimated future cash flows, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Company and the rate of return an outside investor could expect to earn. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
To determine the fair value of a reporting unit as part of its quantitative test, the Company uses a discounted cash flow ("DCF") method under the income approach, as it believes that this approach is the most reliable indicator of the fair value of its businesses and the fair value of their future earnings and cash flows. Under this approach, which requires significant judgments, the Company estimates the future cash flows of each reporting unit and discounts these cash flows at a rate of return that reflects their relative risk. The cash flows used in the DCF method are consistent with those the Company uses in its internal planning, which gives consideration to actual business trends experienced, and the broader business strategy for the long term. The other key estimates and factors used in the DCF method include, but are not limited to, future volumes, net sales and expense growth rates, gross margin and gross margin growth rates, and the discount rate applied. Changes in such estimates or the application of alternative assumptions could produce different results.
For trademarks and other intangible assets with indefinite lives, the Company has the option to first assess qualitative factors such as macro-economic conditions, industry and market environment, cost factors, overall financial performance of the Company, litigation, and changes in the business in its annual, qualitative analysis to test for impairment. If the results of a qualitative test indicate a potential for impairment of an intangible asset with an indefinite life, a quantitative test is performed. The quantitative test compares the estimated fair value of an asset to its carrying amount. If the carrying amount of such asset exceeds its estimated fair value, an impairment charge is recorded for the difference between the carrying amount and the estimated fair value. The Company uses the income approach to estimate the fair value of its trademarks. This approach requires significant judgments in determining the royalty rates and the assets’ estimated cash flows as well as the appropriate discount rates applied to those cash flows to determine fair value. Changes in such estimates or the use of alternative assumptions could produce different results.
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
During fiscal year 2022, the Company recorded impairment charges of $32.1 million and $20.0 million related to its Eat Smart business and Yucatan Foods goodwill, respectively. The Company also recorded an impairment charge of $8.7 million related to its Yucatan Foods trademarks. These impairment charges were primarily a result of an indication of a decrease in the fair market values of our Eat Smart and Yucatan Foods businesses driven by lower market valuations and a decrease in projected cash flows. The goodwill impairment charge related to the Eat Smart business goodwill is included in “loss from discontinued operations” within the Consolidated Statements of Operations. The Yucatan Foods related impairment charges are included in the line item “impairment of goodwill and intangible assets” on the Consolidated Statements of Operations and are in the Curation Foods business segment.

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
Curation Foods revenues for the periods presented consist of revenues generated from sales of (1) Yucatan, Cabo Fresh, and private label branded guacamole and avocado products, (2) O olive oils and wine vinegars, and (3) BreatheWay packaging to license partners. As a result of the Eat Smart Disposition, the Company met the requirements of ASC 205-20, to report the results of the Eat Smart business as a discontinued operation. Accordingly, the operating results for the Eat Smart business have therefore been reclassified as a discontinued operations for the periods presented.

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 29, 2022	May 30, 2021	Amount	%	May 30, 2021	May 31, 2020	Amount	%
Lifecore	$109,320	$98,087	$11,233	11%	$98,087	$85,833	$12,254	14%
Curation Foods	76,466	73,459	3,007	4%	73,459	74,233	(774)	(1)%
Total Revenues	$185,786	$171,546	$14,240	8%	$171,546	$160,066	$11,480	7%

Lifecore
The increase in Lifecore’s revenues for fiscal year 2022 compared to fiscal year 2021 was primarily due to an $11.0 million increase in CDMO revenues from an increase in development services activities resulting in higher sales to new and existing customers and an increase in aseptic commercial shipments, resulting from increased demand from existing customers, as well as a $0.2 million increase in fermentation sales due to higher sales to existing customers.
The increase in Lifecore’s revenues for fiscal year 2021 compared to fiscal year 2020 was primarily due to a $10.5 million increase in CDMO revenues resulting from increased demand from existing customers that drove an increase in aseptic filling commercial shipments, and a $1.7 million increase in fermentation sales due to higher sales to existing customers.
Curation Foods
The increase in Curation Foods’ revenues for fiscal year 2022 compared to fiscal year 2021 was primarily driven by increased volume of sales of our guacamole and avocado products and olive oil and wine vinegars.
The decrease in Curation Foods’ revenues for fiscal year 2021 compared to fiscal year 2020 was primarily driven by a decrease in our technology revenue primarily due to a $1.6 million nonrecurring royalty transaction in fiscal year 2020, partially offset by an increase in revenue from our Avocado Products driven by an increase in volume of sales of our guacamole and avocado products.

Gross Profit:
There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sales discounts and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the following costs: raw materials (including packaging, syringes, fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs), and shipping and shipping-related costs.

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 29, 2022	May 30, 2021	Amount	%	May 30, 2021	May 31, 2020	Amount	%
Lifecore	$43,746	$38,265	$5,481	14%	$38,265	$32,883	$5,382	16%
Curation Foods	6,624	12,206	(5,582)	(46)%	12,206	6,504	5,702	88%
Total Gross Profit	$50,370	$50,471	$(101)	—%	$50,471	$39,387	$11,084	28%
Lifecore
The increase in Lifecore’s gross profit for fiscal year 2022 compared to fiscal year 2021 was primarily due to an 11% increase in revenues, as well as a favorable product mix change in fiscal year 2022. As a result, Lifecore’s gross margin increased to 40.0% in fiscal year 2022 from 39.0% in fiscal year 2021.
The increase in Lifecore’s gross profit for fiscal year 2021 compared to fiscal year 2020 was primarily due to a 14% increase in revenues, as well as a favorable product mix change in fiscal year 2021. As a result, Lifecore’s gross margin increased to 39.0% in fiscal year 2021 from 38.3% in fiscal year 2020.

Curation Foods
The decrease in gross profit for the Curation Foods business for fiscal year 2022 compared to fiscal year 2021 was primarily driven by increased freight costs combined with increased raw product sourcing costs.
The increase in gross profit for the Curation Foods business for fiscal year 2021 compared to fiscal year 2020 was primarily due to an increase in gross profits from avocado products driven by the sale of products in fiscal 2021 produced with lower cost avocados than those used for products sold in fiscal 2020.

Operating Expenses:
Research and Development (R&D)
R&D expenses consist primarily of product development and commercialization initiatives. R&D expenses in our Lifecore business are focused on new products and applications for HA-based and non-HA biomaterials. In the Curation Foods business R&D expenses are primarily focused on innovating our current product lines and on the Company’s proprietary BreatheWay membranes used for packaging produce, with a focus on extending the shelf-life of sensitive vegetables and fruit. For Other, the R&D expenses are primarily focused on creating and developing new innovative lines of products.

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 29, 2022	May 30, 2021	Amount	%	May 30, 2021	May 31, 2020	Amount	%
Lifecore	$7,359	$6,157	$1,202	20%	$6,157	$5,910	$247	4%
Curation	482	1,266	(784)	(62)%	1,266	1,625	(359)	(22)%
Other	—	—	—	—%	—	47	(47)	(100)%
Total R&D	$7,841	$7,423	$418	6%	$7,423	$7,582	$(159)	(2)%

The increase in R&D expenses for fiscal year 2022 compared to fiscal year 2021 was primarily due an increase in Lifecore’s R&D expenses primarily due to higher salary and benefit expenses, including increased headcount, partially offset but a decrease in Curation Foods R&D expenses due to a decrease in R&D activities.

The decrease in R&D expenses for fiscal year 2021 compared to fiscal year 2020 was primarily due a decrease in Curation Foods and Other R&D expenses due to a decrease in R&D activities in these segments, partially offset by an increase in Lifecore’s R&D expenses primarily due to higher salary and benefit expenses, including increased headcount.

Selling, General and Administrative ("SG&A")
SG&A expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 29, 2022	May 30, 2021	Amount	%	May 30, 2021	May 31, 2020	Amount	%
Lifecore	$10,033	$8,305	$1,728	21%	$8,305	$7,688	$617	8%
Curation Foods	19,666	10,920	8,746	80%	10,920	14,616	(3,696)	(25)%
Other	16,428	18,435	(2,007)	(11)%	18,435	18,370	65	—%
Total SG&A	$46,127	$37,660	$8,467	22%	$37,660	$40,674	$(3,014)	(7)%

The increase in SG&A expenses for fiscal year 2022 compared to fiscal year 2021 was primarily due to a $8.8 million increase in the Curation Foods segment driven by costs incurred related to the transition services agreement for the Eat Smart Disposition, and a $1.7 million increase at Lifecore due to increased salary and benefit expenses, including increased headcount. These decreases were partially offset by a $2.0 million decrease in the Other segment driven by a decrease in legal costs.

The decrease in SG&A expenses for fiscal year 2021 compared to fiscal year 2020 was primarily due to cost cutting and restructuring efforts in our Curation Foods segment associated with Project SWIFT. These decreases were partially offset by a $0.6 million increase at Lifecore due to increased salary and benefit expenses, including increased headcount.

Impairment of Goodwill and Intangible assets, Legal Settlement Charge, and Restructuring Costs

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 29, 2022	May 30, 2021	Amount	%	May 30, 2021	May 31, 2020	Amount	%
Impairment of Goodwill and Intangible Assets	$28,735	$—	$28,735	100%	$—	$12,953	$(12,953)	(100)%
Legal Settlement Charge	—	1,763	(1,763)	(100)%	1,763	—	1,763	100%
Restructuring Costs	8,961	3,759	5,202	138%	3,759	4,054	(295)	(7)%

During fiscal year 2022, the Company recorded an impairment charge of $20.0 million related to its Yucatan Foods goodwill. The Company also recorded an impairment charge of $8.7 million related to its Yucatan Foods trademarks. These impairment charges were primarily a result of an indication of a decrease in the fair market values of our Yucatan Foods businesses driven by lower market valuations and a decrease in projected cash flows. The Yucatan Foods related impairment charges are included in the line item “impairment of goodwill and intangible assets” on the Consolidated Statements of Operations and are in the Curation Foods business segment. Refer to Note 1 - Impairment Review of Goodwill and Indefinite-Lived Intangible Asset in the notes to our consolidated financial statements for more information.

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
In fiscal year 2021 the Company executed a settlement agreement related to a legal matter with Pacific Harvest, Inc. and Rancho Harvest, Inc., In connection with the settlement agreement, the Company recorded a $1.8 million charge after considering the total settlement amount and insurance recoveries, and this amount is included in legal settlement charge in the Consolidated Statements of Operations for the fiscal year ended May 30, 2021. Refer to Note 9 - Commitments and Contingencies - Legal Contingencies in the notes to our consolidated financial statements for more information.

During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces and the sale of non-strategic assets. The Company recorded $9.0 million, $3.8 million, and $4.1 million in fiscal years 2022, 2021, and 2020, respectively, related to the restructuring plan. Restructuring costs for fiscal year 2022 increased $5.2 million compared to fiscal year 2021 due to increased restructuring activity in our Curation Foods Segment as part of our Project SWIFT initiatives to sell Curation Foods assets and prepare the Company for the transition to Lifecore. Restructuring costs for fiscal year 2021 decreased $0.3 million compared to fiscal year 2020 due to a decrease in restructuring activity related to continuing operations in our Curation Foods Segment as part of our Project SWIFT initiatives. Refer to Note 13 - Restructuring Costs in the notes to our consolidated financial statements for more information.
Other:

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 29, 2022	May 30, 2021	Amount	%	May 30, 2021	May 31, 2020	Amount	%
Interest Income	$81	$48	$33	69%	$48	$72	$(24)	(33)%
Interest Expense, net	(17,357)	(10,387)	(6,970)	67%	(10,387)	(4,646)	(5,741)	124%
Transition Services Income	5,814	—	5,814	100%	—	—	—	—%
Loss on Debt Refinancing	—	(1,110)	1,110	(100)%	(1,110)	—	(1,110)	100%
Other Income (Expense), net	641	111	530	N/M	111	(195)	306	N/M
Income Tax Benefit	5,839	1,903	3,936	207%	1,903	8,774	(6,871)	(78)%

Interest Income
The decrease in interest income in fiscal year 2022 compared to fiscal year 2021, and 2021 compared to fiscal 2020 was not significant.
Interest Expense

The increase in interest expense during fiscal year 2022 compared to fiscal year 2021, was primarily a result of prepaid interest and prepayment penalties incurred related to payments made on our term debt resulting from the sales of our investment in Windset and the Eat Smart Disposition, combined with higher interest rates and an increase in deferred financing costs incurred as a result of our debt refinancing in December 2020.

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

Transition Services Income

In fiscal year 2022 the Company earned $5.8 million of transition services income related to transition services provided to Taylor Farms related to the Eat Smart Disposition which is meant to defray costs incurred to provide the transition services which are reported within Selling, general and administrative costs.

Loss on Debt Refinancing

The loss on debt refinancing was due to a write-off of unamortized debt issuance costs in connection with the Company refinancing its debt in December 2020.
Other Income (Expense), net
The increase in other income (expense), net for fiscal years 2022 and 2021 compared to the respective prior periods was primarily the result of the change in the fair value of our interest rate swap liability.

Income Tax Benefit

The change in income tax benefit for fiscal year 2022 compared to fiscal year 2021 was primarily due to the Company’s increase in net loss before income taxes from continuing operations and the Company’s effective tax rate for fiscal year 2022 changed from a tax provision benefit of 16.59% to a tax provision benefit of 11.20% in comparison to fiscal year 2021 after adjustment for discontinued operations. The decrease in the effective tax rate for fiscal year 2022 was primarily due to a significant valuation allowance increase and the impairment of Yucatan Foods goodwill.

The effective tax rate for fiscal year 2021 changed from a tax provision benefit of 28.63% to a tax provision benefit of 16.59% in comparison to fiscal year 2020 after adjustment for discontinued operations. The decrease in the income tax benefit for fiscal year 2021 was primarily due to a significant decrease in the Company's loss before tax from continuing operations, and the increase in change in valuation allowance which offsets federal and state research and development credits, and $2.8 million of NOL carryback benefit applied only for fiscal year 2020.

Liquidity and Capital Resources
As of May 29, 2022, the Company had cash and cash equivalents of $1.6 million, a net increase of $0.3 million from $1.3 million at May 30, 2021.

Cash Flows from Operating Activities

Net cash used in operating activities during fiscal year 2022 was $24.4 million compared to $15.0 million of net cash provided by operating activities during fiscal year 2021. The primary uses of net cash in operating activities during fiscal year 2022 were (1) a $97.4 million net loss, (2) an $6.6 million net increase in working capital, and (3) a $6.9 million reduction in deferred taxes. These uses of cash were partially offset by (1) $60.8 million impairment of goodwill and intangible assets, (2) $20.5 million of depreciation/amortization and stock based compensation expense, and (3) $5.5 million Loss on sale of Eat Smart and loss on disposal of property and equipment related to restructuring, net.

The primary factors for the increase in working capital during the fiscal year ended 2022, was a $6.0 million increase in inventory driven by production in our Avocado Products division and to support the sales growth at Lifecore, a $6.1 million increase in accounts receivable driven by sales increases and timing of customer payments, and a $3.2 million net increase in accrued compensation and other accrued liabilities driven by severance accruals, partially offset by an increase in accounts payable of $9.3 million related to the increase in inventory and timing of payments.

Cash Flows from Investing Activities

Net cash provided by investing activities during fiscal year 2022 was $81.8 million, compared to $10.9 million of net cash used in investing activities for fiscal year 2021. Net cash provided by investing activities during fiscal year 2022 was primarily due to the receipt of $73.5 million related to the Eat Smart Disposition (partially offset by a $9.8 million working capital adjustment and cash expenses related to the Eat Smart Disposition), $45.1 million related to the sale of the Company's investment in Windset, partially offset by the purchase of $28.1 million of equipment to support the growth of the Company’s Lifecore and Curation Foods businesses.

Cash Flows from Financing Activities

Net cash used in financing activities during fiscal year 2022 was $57.0 million compared to $3.4 million for the same period last year. The net cash used in financing activities during fiscal year 2022 was primarily due to $86.4 million of debt pay downs under the Company's term loan, partially offset by a $20.0 million draw on the term loan multi draw accordion feature to fund Lifecore capital expenditures, and an $11.0 million net draw down on the Company’s line of credit.

Capital Expenditures

Landec incurred $28.1 million of capital expenditures during fiscal year 2022, which were primarily represented by continued facility modifications and expansions and equipment purchases intended to increase production capacity to support the growth and increased production efficiency of the Lifecore and Curation Foods businesses. Capital expenditures incurred during fiscal year 2021 were $23.8 million. During the fiscal year ended 2022, capital expenditures for Lifecore and Curation Foods were $23.6 million and $2.7 million, respectively, and capital expenditures for discontinued operations were $1.8 million.

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
Interest on the Refinance Revolver is based upon the Company’s average availability, at a per annum rate of either (i) LIBOR rate plus a spread of between 2.00% and 2.50% or (ii) base rate plus a spread of between 1.00% and 1.50%, plus a commitment fee, as applicable, of 0.375%. Interest on the Refinance Term Loan is at a per annum rate based on either (i) the base rate plus a spread of 7.50% or (ii) the LIBOR rate plus a spread of 8.50%. The Refinance Term Loan Credit Agreement also provides that in the event of a prepayment of any amount other than the scheduled installments within twelve months after the closing date, a penalty will be assessed equal to the aggregate amount of interest that would have otherwise been payable from date of prepayment event until twelve months after the closing date plus 3% of the amount prepaid.
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

In April 2022 the Company amended the New Credit Agreement to make available again $20.0 million of term debt that that had been previously repaid. In connection with this amendment, the Company incurred debt issuance costs from the lender of $0.7 million.

As of May 29, 2022, (i) $40.0 million was outstanding on the Refinance Revolver, at an interest rate of 3.00%, (ii) $103.7 million was outstanding on the Refinance Term Loan, at an interest rate of 9.5%, and (iii) the Company was in compliance with all financial covenants and had no events of default under the New Credit Agreements.

Contractual Obligations
The Company’s material contractual obligations for the next five years and thereafter as of May 29, 2022, are as follows:

(in thousands)	Due in Fiscal Year Ended May
Obligation	Total	2023	2024	2025	2026	2027	Thereafter
Debt obligations	$143,712	$2,125	$8,469	$8,422	$124,696	$—	$—
Interest payments associated with debt obligations	40,775	11,185	10,627	9,839	9,124	—	—
Finance leases	3,485	3,475	10	—	—	—	—
Operating leases	13,705	2,330	2,243	2,002	1,928	1,409	3,793
Purchase commitments	54,887	5,969	5,985	5,604	5,604	5,604	26,121
Total	$256,564	$25,084	$27,334	$25,867	$141,352	$7,013	$29,914

Debt obligations reflect the principal amounts outstanding on the Term Loan and the Revolver at fiscal year-end. The interest payment amounts above are based on principal amounts and contractual rates at fiscal year-end. See Note 6 – Debt in the notes to our consolidated financial statements for further information on the Company’s loans.

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

A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Refinance Revolver, based upon the face value of such instruments, would increase our interest expense by approximately $0.4 million over a twelve-month period.
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

Item 8.    Financial Statements and Supplementary Data
The information contained in Part IV, Item 15 included elsewhere in this Annual Report on Form 10-K is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer concluded that due to a material weakness in our internal control over financial reporting as described in the “Management’s Report on Internal Control over Financial Reporting”, our disclosure controls and procedures were not effective as of May 29, 2022.

As further described below, the Company’s management is in the process of developing plans to remediate the material weakness identified, but it has not been remediated as of the date of filing of this Annual Report on Form 10-K. Despite the existence of this material weakness, our management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.
Changes in Internal Controls over Financial Reporting
Other than the identification of the material weakness as described in “Management’s Report on Internal Control over Financial Reporting”, there have been no changes in our system of internal control over financial reporting during the quarter ended May 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and presentation of consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, these controls can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the internal controls may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of May 29, 2022. In making this assessment, which was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). As part of our annual assessment, management has concluded that we did not design and operate effective internal controls over the completeness and accuracy of the accounting for non-standard transactions, that would include discontinued operations and restructuring activity. Specifically, we did not design controls for non-standard transactions to ensure the accurate presentation of non-standard transactions, which would include discontinued operations and certain restructuring costs in our financial statements. This resulted in a material error in our interim financial information as presented in and filed with our Quarterly Report on Form 10-Q for our fiscal third quarter ended February 27, 2022. As a result, we have restated the impacted financial information and corrected these errors in Note 1 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have determined that a gap exists in the design and operations of our controls related to the accounting and classification of certain non-standard transactions, including discontinued operations and certain restructuring costs, which constitutes a material weakness.
As discussed in Part II, Item 8. Financial Statements and Supplementary Data, Note 1 to our consolidated financial statements, the Company is restating (the “Restatement”) our previously issued (i) unaudited consolidated balance sheet as of February 27, 2022 and May 30, 2021, (ii) unaudited consolidated statements of comprehensive (loss) income for the three and nine months ended February 27, 2022, (iii) unaudited consolidated statement of cash flows for the nine months ended February 27, 2022, (iv) unaudited consolidated statement of changes in stockholders' equity, and unaudited notes related thereto, as previously reported in our Quarterly Report on Form 10-Q for the third quarter period ended February 27, 2022 (the “Prior Financial Statements”).
The Restatement results from corrections by the Company primarily related to:
(i) the classification of certain expenses and the recording of accruals related to the Company’s recent disposition activities and the Company’s corporate transition of Landec Corporation to Lifecore Biomedical, which were previously classified as restructuring expenses from continuing operations in our Prior Financial Statements, but which the Company intends to correct to classify as selling, general and administrative expenses, and cost of goods sold within continuing operations;

(ii) the treatment of the fees received and costs incurred by the Company pursuant to the transition services agreement related to the sale of the Curation Foods’ Eat Smart business (the “TSA”), for which the Company had previously recognized the net of the TSA fees received and costs incurred as loss on sale of Eat Smart within discontinued operations, but for which the Company intends to correct to classify the TSA fees received by the Company within transition services income and the TSA costs incurred by the Company as selling, general and administrative expenses within continuing operations; and
(iii) the classification of certain costs and expenses related to the Company’s recent disposition activities and the Company’s corporate transition of Landec Corporation to Lifecore Biomedical, which were previously classified as loss on sale of Eat Smart within discontinued operations, but which the Company intends to correct to classify as selling, general and administrative expenses within continuing operations.
Based upon our current assessment, which considered the material weakness described above, our management concluded that our internal control over financial reporting was not effective at May 29, 2022.

Management’s Plan for Remediation of the Material Weakness
In response to the material weakness described above, with the oversight of the Audit Committee of our Board of Directors, management has corrected the error in its interim financial statements. Management is currently evaluating remediation activities related to our non-standard transaction processes that will include, but are not limited to the following (i) enhancing and developing a more comprehensive review process and monitoring controls related to non-standard transactions and (ii) continuing to provide training and development to our accounting team related to non-standard transactions, including discontinued operations and restructuring activity.
The remediation efforts are intended to both address the identified material weakness and to enhance our overall financial control environment and will be subject to ongoing senior management review, as well as Audit Committee oversight. We plan to complete this remediation process as quickly as possible. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which appears in Part IV, Item 15 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
This information required by this item will be contained in the Registrant’s definitive proxy statement or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than September 26, 2022 (120 days after the Registrant’s fiscal year end covered by this Annual Report on Form 10-K) and is incorporated herein by reference.

Item 11.    Executive Compensation
This information required by this item will be contained in the Registrant’s definitive proxy statement or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than September 26, 2022 (120 days after the Registrant’s fiscal year end covered by this Annual Report on Form 10-K) and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information required by this item will be contained in the Registrant’s definitive proxy statement or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than September 26, 2022 (120 days after the Registrant’s fiscal year end covered by this Annual Report on Form 10-K) and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence
This information required by this item will be contained in the Registrant’s definitive proxy statement or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than September 26, 2022 (120 days after the Registrant’s fiscal year end covered by this Annual Report on Form 10-K) and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
This information required by this item will be contained in the Registrant’s definitive proxy statement or in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than September 26, 2022 (120 days after the Registrant’s fiscal year end covered by this Annual Report on Form 10-K) and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements of Landec Corporation
			Page

		Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	38
		Consolidated Balance Sheets at May 29, 2022 and May 30, 2021.	41
		Consolidated Statements of Operations for the Years Ended May 29, 2022, May 30, 2021 and May 31, 2020.	42
		Consolidated Statements of Comprehensive (Loss) Income for the Years Ended May 29, 2022, May 30, 2021 and May 31, 2020.	43
		Consolidated Statements of Changes in Stockholders' Equity for the Years Ended May 29, 2022, May 30, 2021 and May 31, 2020.	44
		Consolidated Statements of Cash Flows for the Years Ended May 29, 2022, May 30, 2021 and May 31, 2020.	45
		Notes to Consolidated Financial Statements	46

	2.	All schedules provided for in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since they pertain to items which do not appear in the financial statements of Landec Corporation and its subsidiaries or to items which are not significant or to items as to which the required disclosures have been made elsewhere in the financial statements and supplementary notes and such schedules.

	3.	Index of Exhibits	87

		The exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Landec Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Landec Corporation and subsidiaries (the Company) as of May 29, 2022 and May 30, 2021, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended May 29, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 29, 2022 and May 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended May 29, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 29, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated September 13, 2022 expressed an adverse opinion thereon.
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

Valuation of Goodwill and Trademarks/tradenames with Indefinite lives

Description of the Matter
At May 29, 2022, the Company’s goodwill was $13.9 million and trademarks/tradenames with indefinite lives was $8.4 million. The carrying values of the Company’s Yucatan reporting unit’s goodwill and trademarks/tradenames with indefinite lives were $0 million and $3.7 million, respectively at May 29, 2022. As discussed in Note 1 of the consolidated financial statements, goodwill and trademarks/tradenames with indefinite lives are assessed by the Company’s management for impairment at least annually, in the fiscal fourth quarter, unless there are indications of impairment at other points throughout the year. Goodwill is tested for impairment at the reporting unit level. The Company measured the fair value of the goodwill using an income approach and the fair value of trademarks/tradenames using a royalty savings method. In identifying an excess of the carrying value over fair value, the Company recorded an impairment of $20.0 million to the carrying amount of goodwill and $8.7 million to the carrying amount of trademarks/tradenames with indefinite lives related to the Yucatan reporting unit for the year ended May 29, 2022.

Auditing the Company’s annual impairment test related to the Yucatan reporting unit’s goodwill and trademarks/tradenames with indefinite lives is complex and highly judgmental and required the involvement of our valuation specialist due to the significant judgment in estimating their fair values. In particular, the fair value estimate of the Yucatan reporting unit’s goodwill is sensitive to assumptions such as net sales growth rates, gross margins and discount rate. The Yucatan reporting unit’s trademarks/tradenames with indefinite lives are sensitive to assumptions related to the discount rate. These assumptions are forward-looking and sensitive to and affected by expected future market or economic conditions and industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment review process related to the goodwill and trademarks/tradenames with indefinite lives. We tested controls over management’s review of the data used in their valuation models and review of the significant assumptions described above.

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
September 13, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Landec Corporation
Opinion on Internal Control over Financial Reporting
We have audited Landec Corporation and subsidiaries’ internal control over financial reporting as of May 29, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Landec Corporation and subsidiaries' (the Company) has not maintained effective internal control over financial reporting as of May 29, 2022, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management did not design and operate effective controls over the completeness and accuracy of accounting for non-standard transactions, which include discontinued operations and certain restructuring costs.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 29, 2022 and May 30, 2021, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended May 29, 2022, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the May 29, 2022 consolidated financial statements, and this report does not affect our report dated September 13, 2022 which expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Francisco, California
September 13, 2022

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

		As restated
	May 29, 2022	May 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,643	$1,159
Accounts receivable, less allowance for credit losses	48,172	41,430
Inventories	66,845	63,076
Prepaid expenses and other current assets	7,052	5,038
Current assets, discontinued operations	—	37,618
Total Current Assets	123,712	148,321

Property and equipment, net	130,435	120,286
Operating lease right-of-use assets	8,580	17,098
Goodwill	13,881	33,916
Trademarks/tradenames, net	8,400	17,100
Customer relationships, net	7,150	8,532
Other assets	3,002	3,531
Other assets, discontinued operations	—	154,140
Total Assets	$295,160	$502,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,802	$16,298
Accrued compensation	9,238	7,754
Other accrued liabilities	7,647	3,955
Current portion of lease liabilities	5,026	1,600
Deferred revenue	919	637
Line of credit	40,000	29,000
Current portion of long-term debt, net	599	—
Current liabilities, discontinued operations	—	42,644
Total Current Liabilities	79,231	101,888

Long-term debt, net	97,579	164,902
Long-term lease liabilities	9,983	20,359
Deferred taxes, net	232	6,140
Other non-current liabilities	190	2,870
Non-current liabilities, discontinued operations	—	3,981
Total Liabilities	187,215	300,140

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 29,513 and 29,333 shares issued and outstanding at May 29, 2022 and May 30, 2021, respectively	30	29
Additional paid-in capital	167,352	165,533
Retained earnings (accumulated deficit)	(58,851)	38,580
Accumulated other comprehensive loss	(586)	(1,358)
Total Stockholders’ Equity	107,945	202,784
Total Liabilities and Stockholders’ Equity	$295,160	$502,924
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	May 29, 2022	May 30, 2021	May 31, 2020
Product sales	$185,786	$171,546	$160,066
Cost of product sales	135,416	121,075	120,679
Gross profit	50,370	50,471	39,387
Operating costs and expenses:
Research and development	7,841	7,423	7,582
Selling, general and administrative	46,127	37,660	40,674
Impairment of goodwill and intangible assets	28,735	—	12,953
Legal settlement charge	—	1,763	—
Restructuring costs	8,961	3,759	4,054
Total operating costs and expenses	91,664	50,605	65,263
Operating loss	(41,294)	(134)	(25,876)

Interest income	81	48	72
Interest expense, net	(17,357)	(10,387)	(4,646)
Transition services income	5,814	—	—
Loss on debt refinancing	—	(1,110)	—
Other income (expense), net	641	111	(195)
Net loss from continuing operations before taxes	(52,115)	(11,472)	(30,645)
Income tax benefit	5,839	1,903	8,774
Net loss from continuing operations	(46,276)	(9,569)	(21,871)

Discontinued operations:
Loss from discontinued operations	(51,276)	(28,994)	(20,662)
Income tax benefit	121	5,898	4,342
Loss from discontinued operations, net of tax	(51,155)	(23,096)	(16,320)
Net loss	$(97,431)	$(32,665)	$(38,191)

Basic net loss per share:
Loss from continuing operations	$(1.57)	$(0.33)	$(0.75)
Loss from discontinued operations	(1.74)	(0.79)	(0.56)
Total basic net loss per share	$(3.31)	$(1.12)	$(1.31)

Diluted net loss per share:
Loss from continuing operations	$(1.57)	$(0.33)	$(0.75)
Loss from discontinued operations	(1.74)	(0.79)	(0.56)
Total diluted net loss per share	$(3.31)	$(1.12)	$(1.31)

Shares used in per share computation:
Basic	29,466	29,294	29,162
Diluted	29,466	29,294	29,162
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended
	May 29, 2022	May 30, 2021	May 31, 2020
Net loss	$(97,431)	$(32,665)	$(38,191)
Other comprehensive (loss) income, net of tax:
Net unrealized gains (losses) on interest rate swaps, (net of tax effect of ($430), $(445), and $878)	772	1,450	(2,872)
Other comprehensive (loss) income, net of tax	772	1,450	(2,872)
Total comprehensive loss	$(96,659)	$(31,215)	$(41,063)
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at May 26, 2019	29,102	$29	$160,341	$109,710	$64	$270,144
ASC 842 transition adjustment	—	—	—	(274)	—	(274)
Issuance of stock under stock plans, net of shares withheld	122	—	30	—	—	30
Taxes paid by Company for employee stock plans	—	—	(212)	—	—	(212)
Stock-based compensation	—	—	2,419	—	—	2,419
Net loss	—	—	—	(38,191)	—	(38,191)
Other comprehensive loss, net of tax	—	—	—	—	(2,872)	(2,872)
Balance at May 31, 2020	29,224	29	162,578	71,245	(2,808)	231,044
Issuance of stock under stock plans, net of shares withheld	109	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(405)	—	—	(405)
Stock-based compensation	—	—	3,360	—	—	3,360
Net loss	—	—	—	(32,665)	—	(32,665)
Other comprehensive income, net of tax	—	—	—	—	1,450	1,450
Balance at May 30, 2021	29,333	29	165,533	38,580	(1,358)	202,784
Issuance of stock under stock plans, net of shares withheld	180	1	—	—	—	1
Taxes paid by Company for employee stock plans	—	—	(789)	—	—	(789)
Stock-based compensation	—	—	2,608	—	—	2,608
Net loss	—	—	—	(97,431)	—	(97,431)
Other comprehensive income, net of tax	—	—	—	—	772	772
Balance at May 29, 2022	29,513	$30	$167,352	$(58,851)	$(586)	$107,945
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	May 29, 2022	May 30, 2021	May 31, 2020
Cash flows from operating activities:
Net loss	$(97,431)	$(32,665)	$(38,191)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of goodwill and intangible assets	60,792	—	12,953
Depreciation, amortization of intangibles, debt costs and right-of-use assets	17,884	19,867	18,838
Deferred taxes	(6,884)	(7,893)	(5,440)
Loss on disposal of property and equipment related to restructuring, net	5,185	10,143	14,802
Stock-based compensation expense	2,608	3,360	2,419
Loss on sale of Eat Smart	336	—	—
Net loss on disposal of property and equipment held and used	152	61	143
Provision (benefit) for expected credit losses	(14)	418	(284)
Change in investment in non-public company, fair value	—	11,800	4,200
Loss on debt refinancing	—	1,110	—
Pacific Harvest note receivable reserve	—	—	1,202
Change in contingent consideration liability	—	—	(500)
Other, net	(426)	(74)	195
Changes in current assets and current liabilities:
Accounts receivable, net	(6,138)	5,775	(6,357)
Inventory	(5,960)	(3,352)	(12,179)
Prepaid expenses and other current assets	(602)	7,941	(6,815)
Accounts payable	9,343	(5,982)	(1,249)
Accrued compensation	(2,546)	3,270	(1,894)
Other accrued liabilities	(680)	460	1,263
Deferred revenue	(18)	778	(147)
Net cash (used in) provided by operating activities	(24,399)	15,017	(17,041)
Cash flows from investing activities:
Proceeds from the Sale of Eat Smart	73,500	—	—
Eat Smart sale net working capital adjustment and cash sale expenses	(9,839)	—	—
Proceeds from sale of investment in non-public company	45,100	—	—
Purchases of property and equipment	(28,134)	(23,769)	(26,686)
Proceeds from sales of property and equipment	1,141	12,913	2,434
Proceeds from collections of notes receivable	—	—	364
Net cash provided by (used in) investing activities	81,768	(10,856)	(23,888)
Cash flows from financing activities:
Proceeds from long-term debt	20,000	170,000	27,500
Payments on long-term debt	(86,411)	(114,130)	(11,125)
Proceeds from lines of credit	55,111	100,000	119,300
Payments on lines of credit	(44,111)	(148,400)	(93,900)
Payments for debt issuance costs	(821)	(10,484)	(1,576)
Taxes paid by Company for employee stock plans	(789)	(405)	(212)
Proceeds from sale of common stock	—	—	30
Net cash (used in) provided by financing activities	(57,021)	(3,419)	40,017
Net increase (decrease) in cash, cash equivalents and restricted cash	348	742	(912)
Cash, cash equivalents and restricted cash, beginning of period	1,295	553	1,465
Cash, cash equivalents and restricted cash, end of period	$1,643	$1,295	$553
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,888	$13,223	$10,130
Cash paid during the period for income taxes, net of refunds received	$441	$(7,680)	$(1,124)
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$2,260	$4,724	$2,820
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
Landec’s biomedical company, Lifecore Biomedical, Inc. (“Lifecore”), is a fully integrated contract development and manufacturing organization (“CDMO”) that offers highly differentiated capabilities in the development, fill and finish of sterile, injectable-grade pharmaceutical products in syringes and vials. As a leading manufacturer of premium, injectable grade Hyaluronic Acid, Lifecore brings 37 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market. Lifecore recognizes revenue in two different product categories, CDMO and Fermentation.
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
Following the Eat Smart Disposition, Curation Foods retains its O Olive Oil & Vinegar (“O”) and Yucatan Foods businesses and its rights and interests in BreatheWay, and the Company retains its Lifecore business.
During the third quarter of its fiscal year, the Company used net proceeds from the Eat Smart Disposition to repay $67.9 million in borrowings under the Company’s existing credit agreements.
The accounting requirements for reporting the Eat Smart business as a discontinued operation were met when the Eat Smart Disposition was completed on the Closing Date. Accordingly, the consolidated financial statements and notes to the consolidated financial statements reflect the results of the Eat Smart business as a discontinued operation for all periods presented. A loss of $0.3 million from the Eat Smart Disposition is included in Loss from discontinued operations, net of tax, within the Consolidated Statements of Operations during the fiscal year ended May 29, 2022. Refer to Note 12 - Discontinued Operations for additional information.
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

Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; loss contingencies; sales returns and credit losses; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived and indefinite lived assets (including intangible assets and goodwill), and inventory; and the valuation and recognition of stock-based compensation.
These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends can require extended periods of time to resolve and are subject to change from period to period. The actual results may differ from management’s estimates.
Concentrations of Risk
Cash and cash equivalents and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. Our Company policy limits, among other things, the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. The Company routinely assesses the financial strength of customers and, as a consequence, believes that trade receivables credit risk exposure is limited. Credit losses for bad debt are provided for in the consolidated financial statements through a charge to operations. A valuation allowance is provided for known and anticipated credit losses. The recorded amounts for these financial instruments approximate their fair value.
Several of the raw materials the Company uses to manufacture its products are currently purchased from a single source, including some monomers used to synthesize Intelimer polymers, substrate materials for its breathable membrane products, and raw materials for its HA products.
During the fiscal years ended May 29, 2022, May 30, 2021,and May 31, 2020 the Company had sales concentrations of 10% or greater from two customers, accounting for 16% and 13%, 18% and 13%, and 16% and 11%, respectively. The Company’s same two customers had accounts receivable concentrations of 10% or greater, accounting for 26% and 13% of accounts receivable as of May 29, 2022, and 18% and 16%, as of May 30, 2021.
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

During the third quarter of fiscal year 2021, the Company discontinued its hedge accounting prospectively since it was determined that the derivatives are no longer highly effective in offsetting changes in the net investment. The derivatives continue to be carried at fair value in the accompanying Consolidated Balance Sheets with changes in their fair values from the date of discontinued hedge accounting recognized in current period earnings in Other income (expense), net in the Consolidated Statements of Operations. Amounts previously accumulated in AOCL during the period of effectiveness will continue to be realized over the remaining term of the underlying forecasted debt payments as a component of AOCL in Stockholders’ Equity.

Accumulated Other Comprehensive Loss
Comprehensive income consists of two components, Net loss and Other comprehensive (loss) income (“OCI”). OCI refers to revenue, expenses, and gains and losses that under GAAP are recorded as a component of stockholders’ equity but are excluded from net loss. The Company’s OCI consists of net deferred gains and losses on its interest rate swap derivative instruments. The components of AOCL, net of tax, are as follows (in thousands):

AOCL
Balance as of May 30, 2021	$(1,358)
Amounts reclassified from OCI	772
Other comprehensive (loss) income, net	772
Balance as of May 29, 2022	$(586)

The Company expects to reclassify approximately $0.6 million into earnings in the next 12 months.
Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not significantly different from their recorded amounts as of May 29, 2022 and May 30, 2021.
Accounts Receivable, Sales Returns and Allowance for Credit Losses

The Company carries its accounts receivable at their face amounts less an allowance for estimated sales returns and credit losses. Sales return allowances are estimated based on historical sales return amounts.

The Company uses the loss rate method to estimate its expected credit losses on trade accounts receivable and contract assets. In order to estimate expected credit losses, the Company assessed recent historical experience, current economic conditions and any reasonable and supportable forecast to identify risk characteristics that are shared within the financial asset. These risk characteristics are then used to bifurcate the loss rate method into risk pools. The risk pools were determined based on the industries in which the Company operates. Historical credit loss for each risk pool is then applied to the current period aging as presented in the identified risk pool to determine the needed reserve allowance. At times when there are no current economic conditions or forecasts that may affect future credit losses, the Company has determined that recent historical experience provides the best basis for estimating credit losses.

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

The changes in the Company’s allowance for sales returns and credit losses are summarized in the following table (in thousands):

	Balance at beginning of period	Provision (benefit) for expected credit losses	Write offs, net of recoveries	Balance at end of period
Year Ended May 31, 2020	$644	$(460)	$2	$186
Year Ended May 30, 2021	$186	$187	$(288)	$85
Year Ended May 29, 2022	$85	$(14)	$(6)	$65

Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of May 29, 2022, and May 30, 2021, were $10.2 million and $10.6 million, respectively.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company’s contract liabilities as of May 29, 2022, and May 30, 2021, were $0.9 million and $0.9 million, respectively. Revenue recognized during the fiscal year ended May 29, 2022 that was included in the contract liability balance at the beginning of fiscal year 2022, was $0.4 million.
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

The Company disaggregates its revenue by segment based on how it markets its products and services and reviews results of operations. The following tables disaggregate segment revenue by major product lines and services (in thousands):

	Year Ended
Lifecore:	May 29, 2022	May 30, 2021	May 31, 2020
Contract development and manufacturing organization	$86,313	$75,297	$64,781
Fermentation	23,007	22,790	21,052
Total	$109,320	$98,087	$85,833

	Year Ended
Curation Foods:	May 29, 2022	May 30, 2021	May 31, 2020
Avocado products	$65,269	$63,575	$62,194
Olive oil and wine vinegars	9,287	7,589	7,783
Technology	1,910	2,295	4,256
Total	$76,466	$73,459	$74,233

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

	May 29, 2022	May 30, 2021	May 31, 2020
Cash and cash equivalents	$1,643	$1,159	$360
Restricted cash	—	—	193
Cash and cash equivalents, discontinued operations	—	136	—
Cash, cash equivalents and restricted cash	$1,643	$1,295	$553

Inventories
Inventories are stated at the lower of cost (using the first-in, first-out method) or net realizable value. As of May 29, 2022 and May 30, 2021, inventories consisted of the following (in thousands):

	Year Ended
	May 29, 2022	May 30, 2021
Finished goods	$33,029	$40,204
Raw materials	24,221	16,644
Work in progress	9,595	6,228
Total inventories	$66,845	$63,076

If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also records a provision for slow moving and obsolete inventories based on the estimate of demand for its products.

Advertising Expense
Advertising expenditures for the Company are expensed as incurred and included in selling, general, and administrative in the accompanying Consolidated Statements of Operations. Advertising expense for the Company for fiscal years 2022, 2021 and 2020 was $0.2 million, $0.1 million and $0.1 million, respectively.
Related Party Transactions
The Company sells and licenses its BreatheWay® food packaging technology to Windset Holdings 2010 Ltd. (“Windset”), in which, as further described in Note 2 - Investment in Non-public Company, the Company had a 26.9% ownership interest until it sold that interest on June 1, 2021. During fiscal years 2021 and 2020, the Company recognized revenues of $0.5 million and $0.6 million, respectively, from the sale of products to and license fees from Windset. These amounts have been included in Product sales in the accompanying Consolidated Statements of Operations. The related receivable balance of $0.1 million from Windset is included in Accounts receivable in the accompanying Consolidated Balance Sheets as of May 30, 2021.

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
During fiscal year 2020, the Company recorded impairment charges of $1.3 million and $0.5 million related to O property and equipment, and finite-lived intangible assets (customer relationships), respectively. The impairment was determined using the present value of cash flows method and was primarily a result of the recently updated (lowered) financial outlook for the O reporting unit, related to a recent shift in strategic focus within the Curation Foods business segment. The impairment charge of property and equipment is included in Selling, general and administrative in the Consolidated Statements of Operations. The impairment charge of the customer relationships intangible asset impairment charge is included in the line item Impairment of goodwill and intangible assets on the Consolidated Statements of Operations, and is in the Curation Foods business segment.
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
With respect to goodwill, the Company has the option to first assess qualitative factors such as macro-economic conditions, industry and market environment, cost factors, overall financial performance of the Company, cash flow from operating activities, market capitalization, litigation, and stock price. If the result of a qualitative test indicates a potential for impairment of a reporting unit, a quantitative test is performed. The quantitative test compares the carrying amount of a reporting unit that includes goodwill to its fair value. The Company determines the fair value using an income approach.
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
For trademarks and other intangible assets with indefinite lives, the Company has the option to first assess qualitative factors such as macro-economic conditions, industry and market environment, cost factors, overall financial performance of the Company, litigation, and changes in the business in its annual, qualitative analysis to test for impairment. If the results of a qualitative test indicate a potential for impairment of an intangible asset with an indefinite life, a quantitative test is performed. The quantitative test compares the estimated fair value of an asset to its carrying amount. If the carrying amount of such asset exceeds its estimated fair value, an impairment charge is recorded for the difference between the carrying amount and the estimated fair value. The Company uses the income approach to estimate the fair value of its trademarks. This approach requires significant judgments in determining the royalty rates and the assets’ estimated cash flows as well as the appropriate discount rates applied to those cash flows to determine fair value. Changes in such estimates or the use of alternative assumptions could produce different results.
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
During fiscal year 2022, the Company recorded impairment charges of $32.1 million and $20.0 million related to its Eat Smart business and Yucatan Foods goodwill, respectively. The Company also recorded an impairment charge of $8.7 million related to its Yucatan Foods trademarks. These impairment charges were primarily a result of an indication of a decrease in the fair market values of the Eat Smart and Yucatan Foods businesses driven by lower market valuations and a decrease in projected cash flows. The goodwill impairment charge related to the Eat Smart business goodwill is included in Loss from discontinued operations within the Consolidated Statements of Operations. The Yucatan Foods related impairment charges are included in the line item Impairment of goodwill and intangible assets on the Consolidated Statements of Operations and are in the Curation Foods business segment.
Other than the goodwill and intangibles write-offs discussed above, there were no other impairment losses for goodwill or intangibles during fiscal years 2022, 2021 and 2020.

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
Business Interruption Insurance Recoveries
In the third quarter of fiscal year 2019, the Company recalled five SKUs of Eat Smart single-serve Salad Shake-Ups™. In the fourth quarter of fiscal year 2019, the Company submitted a product recall claim. In fiscal year 2020, the Company recognized $3.0 million of business interruption insurance recoveries. Amounts received on insurance recoveries related to business interruption are recorded when amounts are realized and are included within Loss from discontinued operations in the Consolidated Statement of Operations and as operating cash flows.
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
The following table sets forth the computation of diluted net loss per share:

	Year Ended
(in thousands, except per share amounts)	May 29, 2022	May 30, 2021	May 31, 2020
Numerator:
Net loss	$(97,431)	$(32,665)	$(38,191)

Denominator:
Weighted average shares for basic net loss per share	29,466	29,294	29,162
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—
Weighted average shares for diluted net loss per share	29,466	29,294	29,162

Diluted net loss per share	$(3.31)	$(1.12)	$(1.31)

Due to the Company’s net loss in fiscal years 2022, 2021, and 2020 the net loss per share includes only the weighted average shares outstanding and thus excludes restricted stock unit awards ("RSUs") and stock options, as such impact would be antidilutive. See Note 5 - Stock Based Compensation and Stockholders' Equity for more information on outstanding RSUs and stock options.

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
Employee Savings and Investment Plans
The Company sponsors a 401(k) plan (“Landec Plan”), which is available to all full-time Landec employees and allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service limitation into designated investment funds. The Company matches 100% on the first 3% and 50% on the next 2% contributed by an employee. Employee and Company contributions are fully vested at the time of the contributions. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For fiscal years 2022, 2021 and 2020, the Company contributed $1.4 million, $1.1 million and $1.1 million, respectively, to the Landec Plan.
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
As of May 29, 2022 and May 30, 2021, the Company held certain assets and liabilities that were required to be measured at fair value on a recurring basis, including its interest rate swap, and its minority interest investment in Windset.
The fair value of the Company’s interest rate swap contracts is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 fair value measurement and is included in Other assets or Other non-current liabilities in the accompanying Consolidated Balance Sheets.
As of May 29, 2022, related to the assets of Curation Foods’ BreatheWay packaging technology business, the Company had $1.0 million in Prepaid expenses and other current assets within the Consolidated Balance Sheets meeting the criteria of held for sale. As of May 30, 2021, related to Curation Foods’ distribution facility in Rock Hill, South Carolina the Company had $0.5 million in Current assets, discontinued operations within the Consolidated Balance Sheets meeting the criteria of assets held for sale. These assets are recognized at the lower of cost or fair value less cost to sell using market approach. The fair value of these assets are classified as level 3 in the fair value hierarchy due to a mix of unobservable inputs utilized such as independent research in the market as well as actual quotes from market participants. See Note 3 - Property and Equipment and Note 13 - Restructuring Costs for additional information.

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
In determining the fair value of the Company's investment in Windset, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

May 30, 2021 Range (Weighted Average)
Revenue growth rates	7% (6.9%)
Expense growth rates	0% to 8% (5.5%)
Discount rates	10%

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

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis (in thousands):

	Fair Value at May 29, 2022			Fair Value at May 30, 2021
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets held for sale - nonrecurring	$—	$—	$1,027	$—	$—	$—
Current assets, discontinued operations
Assets held for sale - nonrecurring	—	—	—	—	—	515
Other assets, discontinued operations
Investment in non-public company	—	—	—	—	—	45,100
Total assets	$—	$—	$1,027	$—	$—	$45,615
Liabilities:
Interest rate swap contracts	$—	$—	$—	$—	$1,736	$—
Total liabilities	$—	$—	$—	$—	$1,736	$—

The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value for the twelve months ended May 29, 2022 (in thousands):

Windset Investment
Balance as of May 30, 2021	$45,100
Sale of Investment in non-public company	(45,100)
Balance as of May 29, 2022	$—

Correction of Error in Previously Reported Fiscal Year 2022 Interim Financial Statements (Unaudited)
The Company is restating (the “Restatement”) its previously issued (i) unaudited consolidated balance sheets as of February 27, 2022 and May 30, 2021, (ii) unaudited consolidated statements of comprehensive (loss) income for the three and nine months ended February 27, 2022, (iii) unaudited consolidated statement of cash flows for the nine months ended February 27, 2022, (iv) unaudited consolidated statement of changes in stockholders' equity, and (v) unaudited Note 4, Note 7, Note 8, and Note 9 to the consolidated financial statements, in each case, as previously reported in our Quarterly Report on Form 10-Q for the period ended February 27, 2022 (the “Prior Financial Statements”). We assessed the materiality of this error in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality and have concluded that the Prior Financial Statements should be restated.

This restatement reflected in the tables below results from corrections by us primarily related to:
(i) the classification of certain expenses and the recording of accruals related to the Company’s recent disposition activities and the Company’s corporate transition of Landec Corporation to Lifecore Biomedical, which were previously classified as restructuring expenses from continuing operations in our Prior Financial Statements, but which the Company intends to correct to classify as selling, general and administrative expenses, and cost of goods sold within continuing operations;
(ii) the treatment of the fees received and costs incurred by the Company pursuant to the transition services agreement related to the sale of the Curation Foods’ Eat Smart business (the “TSA”), for which the Company had previously recognized the net of the TSA fees received and costs incurred as loss on sale of Eat Smart within discontinued operations, but for which the Company intends to correct to classify the TSA fees received by the Company within transition services income and the TSA costs incurred by the Company as selling, general and administrative expenses within continuing operations; and
(iii) the classification of certain costs and expenses related to the Company’s recent disposition activities and the Company’s corporate transition of Landec Corporation to Lifecore Biomedical, which were previously classified as loss on sale of Eat Smart within discontinued operations, but which the Company intends to correct to classify as selling, general and administrative expenses within continuing operations.
The effects of this error on our previously reported February 27, 2022 and May 30, 2021 consolidated balance sheets as presented in the Company’s fiscal year 2022 third quarter Form 10-Q are as follows:

	As reported		As restated
(in thousands)	February 27, 2022	Adjustment	February 27, 2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other accrued liabilities	$13,735	$348	$14,083
Total Current Liabilities	90,065	348	90,413
Total Liabilities	181,510	348	181,858
Retained earnings (accumulated deficit)	(22,188)	(348)	(22,536)
Total Stockholders’ Equity	144,072	(348)	143,724
Total Liabilities and Stockholders’ Equity	$325,582	$—	$325,582

	As reported		As restated
(in thousands)	May 30, 2021	Adjustment	May 30, 2021
ASSETS
Property and equipment, net	$112,770	$7,516	$120,286
Operating lease right-of-use assets	7,480	9,618	17,098
Other assets, discontinued operations	171,274	(17,134)	154,140
Total Assets	502,924	—	502,924
LIABILITIES
Current portion of lease liabilities	1,465	135	1,600
Current liabilities, discontinued operations	42,779	(135)	42,644
Total Current Liabilities	101,888	—	101,888
Long-term lease liabilities	9,581	10,778	20,359
Non-current liabilities, discontinued operations	14,759	(10,778)	3,981
Total Liabilities	$300,140	$—	$300,140

The effects of this error on our previously reported fiscal year 2022 interim consolidated statements of comprehensive (loss) income for the three month period ended February 27, 2022 are as follows:

	As reported		As restated
(in thousands, except per share amounts)	February 27, 2022	Adjustment	February 27, 2022
Product sales	$53,074	$—	$53,074
Cost of product sales	39,179	675	39,854
Gross profit	13,895	(675)	13,220
Operating costs and expenses:
Research and development	2,056	—	2,056
Selling, general and administrative	9,725	6,625	16,350
Restructuring cost	5,865	(595)	5,270
Total operating costs and expenses	17,646	6,030	23,676
Operating loss	(3,751)	(6,705)	(10,456)
Interest income	20	—	20
Interest expense	(4,105)	—	(4,105)
Transition services income	—	5,473	5,473
Other income (expense), net	454	—	454
Net loss from continuing operations before taxes	(7,382)	(1,232)	(8,614)
Income tax benefit	276	37	313
Net loss from continuing operations	(7,106)	(1,195)	(8,301)
Loss from discontinued operations, net of tax	(5,744)	959	(4,785)
Net loss	$(12,850)	$(236)	$(13,086)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.24)	$(0.04)	$(0.28)
Loss from discontinued operations	(0.19)	0.03	(0.16)
Total basic and diluted net loss per share	$(0.43)	$(0.01)	$(0.44)

Other comprehensive income (loss), net of tax:
Net unrealized gain (losses) on interest rate swaps (net of tax effect)	$104	$—	$104
Other comprehensive income (loss), net of tax	104	—	104
Total comprehensive loss	$(12,746)	$(236)	$(12,982)

The effects of this error on our previously reported fiscal year 2022 interim consolidated statements of comprehensive (loss) income for the nine-month period ended February 27, 2022 are as follows:

	As reported		As restated
(in thousands, except per share amounts)	February 27, 2022	Adjustment	February 27, 2022
Product sales	$138,158	$—	$138,158
Cost of product sales	99,113	787	99,900
Gross profit	39,045	(787)	38,258
Operating costs and expenses:
Research and development	5,785	—	5,785
Selling, general and administrative	27,207	6,906	34,113
Restructuring costs	8,406	(876)	7,530
Total operating costs and expenses	41,398	6,030	47,428
Operating loss	(2,353)	(6,817)	(9,170)
Interest income	66	—	66
Interest expense	(13,877)	—	(13,877)
Transition services income	—	5,473	5,473
Other income (expense), net	642	—	642
Net loss from continuing operations before taxes	(15,522)	(1,344)	(16,866)
Income tax benefit	5,012	14	5,026
Net loss from continuing operations	(10,510)	(1,330)	(11,840)
Loss from discontinued operations, net of tax	(50,258)	982	(49,276)
Net loss	$(60,768)	$(348)	$(61,116)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.36)	$(0.05)	$(0.41)
Loss from discontinued operations	(1.71)	0.03	(1.68)
Total basic and diluted net loss per share	$(2.07)	$(0.02)	$(2.09)

Other comprehensive income (loss), net of tax:
Net unrealized gain (losses) on interest rate swaps (net of tax effect)	$646	$—	$646
Other comprehensive income (loss), net of tax	646	—	646
Total comprehensive loss	$(60,122)	$(348)	$(60,470)

The effects of this error on our previously reported fiscal year 2022 consolidated statements of changes in stockholders' equity for the nine-month period ended February 27, 2022 are as follows:

	As reported	As reported	Adjustment	As restated	As restated
	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity		Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
(In thousands)
Balance at May 30, 2021	$38,580	$202,784	$—	$38,580	$202,784
Net loss	(9,477)	(9,477)	(32)	(9,509)	(9,509)
Balance at August 29, 2021	29,103	193,865	(32)	29,071	193,833
Net loss	(38,441)	(38,441)	(80)	(38,521)	(38,521)
Balance at November 28, 2021	(9,338)	156,202	(112)	(9,450)	156,090
Net loss	(12,850)	(12,850)	(236)	(13,086)	(13,086)
Balance at February 27, 2022	$(22,188)	$144,072	$(348)	$(22,536)	$143,724

The effects of this error on our previously reported fiscal year 2022 consolidated statements of cash flows for the nine-month period ended February 27, 2022 are as follows:

	As reported		As restated
(in thousands)	February 27, 2022	Adjustment	February 27, 2022
Cash flows from operating activities:
Net loss	$(60,768)	$(348)	$(61,116)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of goodwill	32,057	—	32,057
Depreciation, amortization of intangibles, debt costs and right-of-use assets	14,488	—	14,488
Loss on disposal of property and equipment related to restructuring, net	5,185	—	5,185
Deferred taxes	(5,471)	—	(5,471)
Loss on sale of Eat Smart	4,354	(4,119)	235
Stock-based compensation expense	1,928	—	1,928
Net loss on disposal of property and equipment held and used	25	—	25
Provision (benefit) for expected credit losses	(14)	—	(14)
Other, net	(551)	—	(551)
Changes in current assets and current liabilities:
Accounts receivable, net	(7,525)	—	(7,525)
Inventories	(11,910)	—	(11,910)
Prepaid expenses and other current assets	(1,448)	—	(1,448)
Accounts payable	13,055	452	13,507
Accrued compensation	(3,849)	1,822	(2,027)
Other accrued liabilities	(4,195)	4,125	(70)
Deferred revenue	204	458	662
Net cash (used in) provided by operating activities	(24,435)	2,390	(22,045)

Cash flows from investing activities:
Proceeds from sale of Eat Smart	73,500	—	73,500
Sale of Investment in non-public company	45,100	—	45,100
Purchases of property and equipment	(18,539)	—	(18,539)
Proceeds from sales of property and equipment	1,096	—	1,096
Eat Smart sale net working capital adjustment and cash sale expenses	—	(2,390)	(2,390)
Net cash provided by investing activities	101,157	(2,390)	98,767

Net cash used in financing activities	(76,163)	—	(76,163)

Net increase in cash, cash equivalents and restricted cash	559	—	559
Cash, cash equivalents and restricted cash, beginning of period	1,295	—	1,295
Cash, cash equivalents and restricted cash, end of period	$1,854	$—	$1,854

The effects of this error on our previously reported fiscal year 2022 diluted earnings per share for the three and nine month periods ended February 27, 2022 as presented in the Company’s fiscal year 2022 third quarter Form 10-Q Note 4 - Diluted Earnings per share are as follows:

	Three Months Ended			Nine Months Ended
	As reported		As restated	As reported		As restated
(in thousands, except per share amounts)	February 27, 2022	Adjustment	February 27, 2022	February 27, 2022	Adjustment	February 27, 2022
Numerator:
Net loss	$(12,850)	$(236)	$(13,086)	$(60,768)	$(348)	$(61,116)

Denominator:
Weighted average shares for diluted net loss per share	29,482	29,482	29,482	29,459	29,459	29,459

Diluted net loss per share	$(0.43)	$(0.01)	$(0.44)	$(2.07)	$(0.02)	$(2.09)

The effects of this error on our previously reported fiscal year 2022 operations by business segment for the three and nine month periods ended February 27, 2022 as presented in the Company’s fiscal year 2022 third quarter Form 10-Q Note 7 - Business Segment Reporting are as follows:

(In Thousands)	Lifecore	Curation Foods	Other	Total
Three Months Ended February 27, 2022
Gross profit, As reported	$12,905	$990	$—	$13,895
Adjustment	—	(675)	—	(675)
Gross profit, As restated	12,905	315	—	13,220

Net income (loss) from continuing operations, As reported	5,054	(5,848)	(6,312)	(7,106)
Adjustment	—	(1,195)	—	(1,195)
Net income (loss) from continuing operations, As restated	5,054	(7,043)	(6,312)	(8,301)

Loss from discontinued operations, As reported	—	(2,703)	(3,041)	(5,744)
Adjustment	—	959	—	959
Loss from discontinued operations, As restated	—	(1,744)	(3,041)	(4,785)

Nine Months Ended February 27, 2022
Gross profit, As reported	$30,384	$8,661	$—	$39,045
Adjustment	—	(787)	—	(787)
Gross profit, As restated	30,384	7,874	—	38,258

Net income (loss) from continuing operations, As reported	11,317	5,513	(27,340)	(10,510)
Adjustment	—	(1,330)	—	(1,330)
Net income (loss) from continuing operations, As restated	11,317	4,183	(27,340)	(11,840)

Loss from discontinued operations, As reported	—	(47,217)	(3,041)	(50,258)
Adjustment	—	982	—	982
Loss from discontinued operations, As restated	—	(46,235)	(3,041)	(49,276)

The effects of this error on our previously reported fiscal year 2022 restructuring costs for the three and nine month periods ended February 27, 2022 as presented in the Company’s fiscal year 2022 third quarter Form 10-Q Note 8 - Restructuring Costs are as follows:

(In thousands)
Three Months Ended February 27, 2022	Lifecore	Curation Foods	Other	Total
Total restructuring costs, As reported	$271	$5,344	$250	$5,865
Adjustment	(271)	(124)	(200)	(595)
Total restructuring costs, As restated	$—	$5,220	$50	$5,270

(In thousands)
Nine Months Ended February 27, 2022	Lifecore	Curation Foods	Other	Total
Total restructuring costs, As reported	$271	$5,810	$2,325	$8,406
Adjustment	(271)	(124)	(481)	(876)
Total restructuring costs, As restated	$—	$5,686	$1,844	$7,530

The effects of this error on our previously reported May 30, 2021 carrying amounts of the major classes of assets and liabilities of the Eat Smart business included in assets and liabilities of discontinued operations as presented in the Company’s fiscal year 2022 third quarter Form 10-Q Note 9 - Discontinued Operations are as follows:

	As reported		As restated
(in thousands)	May 30, 2021	Adjustment	May 30, 2021
ASSETS
Property and equipment, net	$66,789	$(7,516)	$59,273
Operating lease right-of-use assets	13,347	(9,618)	3,729
Other assets, discontinued operations	171,274	(17,134)	154,140
LIABILITIES
Current portion of lease liabilities	2,424	(135)	2,289
Current liabilities, discontinued operations	42,779	(135)	42,644
Long-term lease liabilities	14,030	(10,778)	3,252
Non-current liabilities, discontinued operations	14,759	(10,778)	3,981

The effects of this error on our previously reported fiscal year 2022 components of loss from discontinued operations for the three month period ended February 27, 2022 as presented in the Company’s fiscal year 2022 third quarter Form 10-Q Note 9 - Discontinued Operations are as follows:

	As reported		As restated
(in thousands)	February 27, 2022	Adjustment	February 27, 2022
Operating costs and expenses:
Loss on sale of Eat Smart	$4,354	$(4,119)	$235
Restructuring cost	86	3,123	3,209
Total operating costs and expenses	5,601	(996)	4,605
Operating loss	(5,762)	996	(4,766)
Income tax benefit	222	(37)	185
Loss from discontinued operations, net of tax	$(5,744)	$959	$(4,785)

The effects of this error on our previously reported fiscal year 2022 components of loss from discontinued operations for the nine-month period ended February 27, 2022 as presented in the Company’s fiscal year 2022 third quarter Form 10-Q Note 9 - Discontinued Operations are as follows:

	As reported		As restated
(in thousands)	February 27, 2022	Adjustment	February 27, 2022
Operating costs and expenses:
Loss on sale of Eat Smart	$4,354	$(4,119)	$235
Restructuring cost	1,519	3,123	4,642
Total operating costs and expenses	53,198	(996)	52,202
Operating loss	(47,998)	996	(47,002)
Income tax benefit	422	(14)	408
Loss from discontinued operations, net of tax	$(50,258)	$982	$(49,276)

2.    Investment in Non-public Company
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

During the fiscal years ended May 30, 2021 and May 31, 2020, the Company recorded $1.1 million in dividend income, respectively, which is included in loss from discontinued operations in the accompanying Consolidated Statements of Operations. The decrease in the fair market value of the Company’s investment in Windset for the fiscal years ended May 30, 2021 and May 31, 2020 was $11.8 million and $4.2 million, respectively, and is included in loss from discontinued operations in the accompanying Consolidated Statements of Operations.

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

3.    Property and Equipment
Property and equipment consists of the following (in thousands):

	Years of Useful Life			Year Ended
				May 29, 2022	May 30, 2021
Land				$3,710	$3,670
Buildings	15	-	40	60,271	47,880
Leasehold improvements	3	-	15	6,793	6,465
Computers, capitalized software, machinery, equipment and autos	3	-	25	88,936	71,832
Furniture and fixtures	3	-	7	2,290	2,513
Construction in process				22,935	31,383
Gross property and equipment				184,935	163,743
Less accumulated depreciation and amortization				(54,500)	(43,457)
Property and equipment, net				$130,435	$120,286

Depreciation and amortization expense for property and equipment for the fiscal years ended May 29, 2022, May 30, 2021 and May 31, 2020 was $9.3 million, $7.2 million and $6.9 million, respectively. Amortization related to finance leases, which is included in depreciation expense, was $0.1 million for the fiscal years ended May 29, 2022, May 30, 2021, and May 31, 2020.
During fiscal years 2022, 2021 and 2020, the Company capitalized $0.3 million, $0.4 million, and $0.8 million in software development costs, respectively. Amortization related to capitalized software was $0.5 million, $0.4 million, and $0.3 million for fiscal years ended May 29, 2022, May 30, 2021 and May 31, 2020, respectively. The unamortized computer software costs as of May 29, 2022 and May 30, 2021 were $1.9 million and $1.9 million, respectively. Capitalized interest was $0.4 million, $0.3 million, and $0.4 million for fiscal years ended May 29, 2022, May 30, 2021 and May 31, 2020, respectively. As disclosed in Note 1, an impairment of property and equipment related to the O reporting unit of $1.3 million was recorded in Selling, general and administrative in the accompanying Consolidated Statements of Operations for the year ended May 31, 2020. As disclosed in Note 13, an impairment of property and equipment related to the Curation Foods Santa Maria Office leasehold improvements of $3.7 million was recorded in Restructuring costs in the accompanying Consolidated Statements of Operations for the year ended May 29, 2022.
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
In January 2020, the Company decided to seek to divest its Curation Foods salad dressing plant in Ontario, California. During the fiscal year ended May 31, 2020, the Company recognized a $10.9 million impairment loss, which is included in Loss from discontinued operations within the Consolidated Statements of Operations. In fiscal year 2021, the Company sold its interest in Ontario. The Company received net cash proceeds of $4.9 million in connection with the sale and recorded a gain of $2.8 million during the fiscal year ended May 30, 2021, which is included in Loss from discontinued operations within the Consolidated Statements of Operations.
In June 2020 the Board of Directors approved a plan to close Curation Foods’ underutilized manufacturing operations in Hanover, Pennsylvania (“Hanover”), sell the building and assets related thereto, and consolidate its operations into its manufacturing facilities in Guadalupe, California and Bowling Green, Ohio. In the first quarter of fiscal year 2021, the Company recognized an $8.8 million impairment loss, which is included in Loss from discontinued operations within the Consolidated Statements of Operations. During the second quarter of fiscal year 2021, the Company sold the Hanover building and assets related thereto for net proceeds of $8.0 million, no gain or loss was recorded upon sale.
In May 2021 the Board of Directors approved a plan to sell Curation Foods’ Rock Hill, South Carolina distribution facility. The $0.5 million carrying value of this asset is included in Current assets, discontinued operations on the Consolidated Balance Sheets as of May 30, 2021, and was classified as an asset held for sale. There was no impairment recorded in fiscal year 2021. The asset was sold in fiscal year 2022 for gross proceeds of $1.1 million.
In May 2022 the Board of Directors approved a plan to sell the assets of Curation Foods’ BreatheWay packaging technology business. The $1.0 million carrying value of these assets ($0.9 million of inventory and $0.1 million net book value of property and equipment) are included in Prepaid expenses and other current assets on the Consolidated Balance Sheets as of May 29, 2022, and were classified as assets held for sale. There was no impairment recorded in fiscal year 2022. These assets were sold in fiscal year 2023 for gross proceeds of $3.2 million.
4.    Goodwill and Intangible Assets
Goodwill
The following table presents the changes in goodwill during fiscal 2022 and fiscal 2021 (in thousands):

	2022	2021
Balance at beginning of year	$33,916	$33,916
Impairment	(20,035)	—
Balance at end of year	$13,881	$33,916

We have determined that the Eat Smart, Yucatan Foods, O, and Lifecore are the appropriate reporting units for testing goodwill for impairment. As disclosed in Note 1, an impairment charge of $5.2 million and $2.7 million in O and Yucatan Foods reporting units, respectively, was recorded during the year ended May 31, 2020. As disclosed in Note 1, an impairment charge of $32.1 million and $20.0 million in the Eat Smart and Yucatan Foods reporting units, respectively, was recorded during the year ended May 29, 2022. As of May 29, 2022, the Lifecore reporting unit had $13.9 million of goodwill.

Intangible Assets
As of May 29, 2022 and May 30, 2021, the Company's intangible assets consisted of the following (in thousands):

		May 29, 2022		May 30, 2021
	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships
Lifecore	12	$3,700	$3,700	$3,700	$3,418
Yucatan Foods (Curation Foods)	12	11,000	3,850	11,000	2,750
Total customer relationships		$14,700	$7,550	$14,700	$6,168
Trademarks/tradenames
Lifecore		$4,200	$—	$4,200	$—
O (Curation Foods)		500	—	500	—
Yucatan Foods (Curation Foods)		3,700	—	12,400	—
Total trademarks/tradenames		$8,400	$—	$17,100	$—
Total intangible assets		$23,100	7,550	$31,800	$6,168

Amortization expense related to finite-lived intangible assets was $1.4 million, $1.4 million, and $1.5 million in fiscal 2022, 2021 and 2020, respectively.

The amortization expense for each year presented are as follows (in thousands):

Fiscal year 2023	$1,100
Fiscal year 2024	1,100
Fiscal year 2025	1,100
Fiscal year 2026	1,100
Fiscal year 2027	1,100
Total	$5,500
As discussed in Note 1, the Company recognized an impairment of the customer relationships in the Curation Foods business segment (in the O reporting unit) of $0.5 million during the year ended May 31, 2020. In addition, the Company recognized an impairment of the trademarks in the Curation Foods business segment for O and Yucatan Foods of $1.1 million and $3.5 million, respectively during the year ended May 31, 2020. As discussed in Note 1, the Company recognized an impairment of the trademarks in the Curation Foods business segment for Yucatan Foods of $8.7 million during the year ended May 29, 2022.

5.    Stock-based Compensation and Stockholders’ Equity
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

The Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Awards under the Plan will be evidenced by an agreement with the Plan participants and 2.0 million shares of the Company’s Common Stock (“Shares”) were initially available for award under the Plan. Under the Plan, no recipient may receive awards during any fiscal year that exceeds the following amounts: (i) stock options covering in excess of 500,000 Shares in the aggregate; (ii) stock grants and stock units covering in excess of 250,000 Shares in the aggregate; or (iii) stock appreciation rights covering more than 500,000 Shares in the aggregate. In addition, awards to non-employee directors are discretionary. However, a non-employee director may not be granted awards in excess of an aggregate fair market value of $120,000 during any fiscal year. The exercise price of the options is the fair market value of the Company’s Common Stock on the date the options are granted. As of May 29, 2022, 1,700,911 options to purchase shares and restricted stock units (“RSUs”) were outstanding.
On October 10, 2013, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2013 Plan became effective and replaced the Company’s 2009 Stock Incentive Plan. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates were eligible to participate in the 2013 Plan. The 2013 Plan provided for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Under the 2013 Plan, 2.0 million shares were initially available for awards and as of May 29, 2022, 541,374 options to purchase shares and RSUs were outstanding.
At May 29, 2022, the Company had 3.7 million common shares reserved for future issuance under Landec stock incentive plans.
Convertible Preferred Stock
The Company has authorized 2.0 million shares of preferred stock, and as of May 29, 2022 has no outstanding preferred stock.
Grant Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of stock option awards. The use of an option pricing model requires the Company to make estimates and assumptions, including the expected stock price volatility, expected life of option awards, risk-free interest rate, and expected dividend yield which have a significant impact on the fair value estimates. As of May 29, 2022, May 30, 2021 and May 31, 2020, the fair value of stock option grants was estimated using the following weighted average assumptions:

	Year Ended
	May 29, 2022	May 30, 2021	May 31, 2020
Weighted-average grant date fair value	$2.62	$2.37	$2.55
Assumptions:
Expected life (in years)	2.80	3.36	3.50
Risk-free interest rate	0.45%	0.23%	1.01%
Volatility	33%	33%	31%
Dividend yield	—%	—%	—%

Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of May 29, 2022 and changes during the fiscal year then ended is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Total Intrinsic Value of Options Exercised	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at May 26, 2019	2,000,096	$12.94
Options granted	435,000	$10.42
Options exercised	(163,333)	$11.16	$169,066
Options forfeited	(55,806)	$13.08
Options expired	(499,599)	$14.04
Options outstanding at May 31, 2020	1,716,358	$12.15
Options granted	682,600	$9.66
Options exercised	—	$—	$—
Options forfeited	(127,714)	$9.93
Options expired	(437,227)	$13.42
Options outstanding at May 30, 2021	1,834,017	$11.07
Options granted	803,000	$11.79
Options exercised	(161,415)	$9.69	$304,211
Options forfeited	(205,746)	$10.96
Options expired	(322,170)	$13.31
Options outstanding at May 29, 2022	1,947,686	$11.13		4.72	$310,682
Options exercisable at May 29, 2022	986,594	$10.96		3.73	$195,247

A summary of the Company’s restricted stock unit award activity as of May 29, 2022 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value Per Share
Restricted stock units/awards outstanding at May 26, 2019	428,427	$12.80
Granted	296,527	$9.79
Vested	(124,045)	$11.82
Forfeited	(131,361)	$12.49
Restricted stock units/awards outstanding at May 31, 2020	469,548	$11.24
Granted	188,225	$10.13
Vested	(146,197)	$11.69
Forfeited	(31,180)	$10.60
Restricted stock units/awards outstanding at May 30, 2021	480,396	$10.71
Granted	105,858	$11.98
Vested	(228,568)	$11.41
Forfeited	(63,087)	$10.70
Restricted stock units/awards outstanding at May 29, 2022	294,599	$10.55

Stock-Based Compensation Expense
The following table summarizes the stock-based compensation by statement of operations line item:

	Year Ended
(in thousands)	May 29, 2022	May 30, 2021	May 31, 2020
Continuing operations:
Cost of sales	$314	$348	$118
Research and development	202	223	158
Selling, general and administrative	2,126	2,734	2,099
Discontinued Operations	(34)	55	44
Total stock-based compensation	$2,608	$3,360	$2,419

As of May 29, 2022, there was $2.7 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec stock incentive plans. Total expense is expected to be recognized over the weighted-average period of 1.90 years for stock options and 1.71 years for restricted stock unit awards.
Stock Repurchase Plan
On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10.0 million of the Company’s Common Stock. The Company may repurchase its Common Stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its Common Stock and the program may be modified, suspended or terminated at any time at the Company’s discretion without prior notice. During fiscal years 2022, 2021 and 2020, the Company did not purchase any shares on the open market.

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
Interest on the Refinance Revolver is based upon the Company’s average availability, at a per annum rate of either (i) LIBOR rate plus a spread of between 2.00% and 2.50% or (ii) base rate plus a spread of between 1.00% and 1.50%, plus a commitment fee, as applicable, of 0.375%. Interest on the Refinance Term Loan is at a per annum rate based on either (i) the base rate plus a spread of 7.50% or (ii) the LIBOR rate plus a spread of 8.50%. The Refinance Term Loan Credit Agreement also provides that in the event of a prepayment of any amount other than the scheduled installments within twelve months after the closing date, a penalty will be assessed equal to the aggregate amount of interest that would have otherwise been payable from date of prepayment event until twelve months after the closing date plus 3% of the amount prepaid.
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

In April 2022 the Company amended the New Credit Agreement to make available again $20.0 million of term debt that that had been previously repaid. In connection with this amendment, the Company incurred debt issuance costs from the lender of $0.7 million.

As of May 29, 2022, $40.0 million was outstanding on the Refinance Revolver, at an interest rate of 3.00%. As of May 29, 2022, the Refinance Term Loan had an interest rate of 9.5%. As of May 29, 2022, the Company was in compliance with all financial covenants and had no events of default under the New Credit Agreements.
Long-term debt consists of the following as of May 29, 2022 and May 30, 2021 (in thousands):

	May 29, 2022	May 30, 2021
Term loan	$103,712	$170,000
Total principal amount of long-term debt	103,712	170,000
Less: unamortized debt issuance costs	(5,534)	(5,098)
Total long-term debt, net of unamortized debt issuance costs	98,178	164,902
Less: current portion of long-term debt, net	(599)	—
Long-term debt, net	$97,579	$164,902

The future minimum principal payments of the Company’s debt for each year presented are as follows (in thousands):

Term Loan
Fiscal year 2023	2,125
Fiscal year 2024	8,469
Fiscal year 2025	8,422
Fiscal year 2026	84,696
Total	$103,712

Derivative Instruments
On November 1, 2016, the Company entered into an interest rate swap contract (the “2016 Swap”) with BMO at a notional amount of $50.0 million. The 2016 Swap had the effect of changing the Company’s previous Term Loan obligation from a variable interest rate to a fixed 30-day LIBOR rate of 1.22%. The 2016 Swap matured in September 2021.
On June 25, 2018, the Company entered into an interest rate swap contract (the “2018 Swap”) with BMO at a notional amount of $30.0 million. The 2018 Swap had the effect on our previous debt of converting the first $30.0 million of the total outstanding amount of the Company’s 30-day LIBOR borrowings from a variable interest rate to a fixed 30-day LIBOR rate of 2.74%%. The 2018 Swap matured in September 2021.

On December 2, 2019, the Company entered into an interest rate swap contract (the “2019 Swap”) with BMO at a notional amount of $110.0 million which decreases quarterly. The 2019 Swap had the effect on our previous debt of converting primarily all of the $110.0 million of the total outstanding amount of the Company’s 30-day LIBOR borrowings from a variable interest rate to a fixed 30-day LIBOR rate of 1.53%. The 2019 Swap will mature in November 2022 and its value is de minimis.

7.    Income Taxes
The (benefit) provision for income taxes from continuing operations consisted of the following:

(in thousands)	Year Ended
	May 29, 2022	May 30, 2021	May 31, 2020
Current:
Federal	$—	$(38)	$(7,723)
State	23	74	38
Foreign	356	56	56
Total	379	92	(7,629)

Deferred:
Federal	(5,562)	(1,536)	(983)
State	(656)	(459)	(162)
Total	(6,218)	(1,995)	(1,145)
Income tax benefit	$(5,839)	$(1,903)	$(8,774)

The actual (benefit) provision for income taxes from continuing operations differs from the statutory U.S. federal income tax rate as follows:

(in thousands)	Year Ended
	May 29, 2022	May 30, 2021	May 31, 2020
Tax at U.S. statutory rate (1)	$(10,904)	$(2,409)	$(6,435)
State income taxes, net of federal benefit	(1,639)	(304)	(1,048)
Tax reform/CARES Act	—	—	(2,770)
Change in valuation allowance	6,040	2,667	2,014
Tax credit carryforwards	(436)	(606)	(613)
Other compensation-related activity	234	249	334
Impairment of goodwill	2,347	—	647
Foreign rate differential	(496)	(1,414)	(986)
Other	(985)	(86)	83
Income tax benefit	$(5,839)	$(1,903)	$(8,774)
(1) Statutory rate was 21.0% for fiscal year 2022, 2021 and 2020.

The effective tax rate for fiscal year 2022 changed from a tax provision benefit of 16.59% to a tax provision benefit of 11.20% in comparison to fiscal year 2021 after adjustment for discontinued operations. The decrease in the effective tax rate for fiscal year 2022 was primarily due to a significant valuation allowance increase and the impairment of Yucatan Foods goodwill. The income tax benefit from discontinued operations for fiscal years 2022, 2021, and 2020 of $0.1 million, $5.9 million, and $4.3 million are not included in the above income tax benefit from continuing operations.

The effective tax rate for fiscal year 2021 changed from a tax provision benefit of 28.63% to a tax provision benefit of 16.59% in comparison to fiscal year 2020 after adjustment for discontinued operations. The decrease in the income tax benefit for fiscal year 2021 was primarily due to significant decrease in the Company's loss before tax from continuing operations, and the increase in change in valuation allowance which offsets federal and state research and development credits, and $2.8 million of NOL carryback benefit applied only for fiscal year 2020.
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
Significant components of deferred tax assets and liabilities reported in the accompanying Consolidated Balance Sheets consisted of the following:

(in thousands)	Year Ended
	May 29, 2022	May 30, 2021
Deferred tax assets:
Accruals and reserves	$867	$3,366
Net operating loss carryforwards	28,558	21,916
Stock-based compensation	880	1,123
Research and AMT credit carryforwards	5,611	5,150
Lease liability	2,874	5,902
Limitations on business interest expense	4,245	2,411
Goodwill and other indefinite life intangibles	1,426	—
Other	750	927
Gross deferred tax assets	45,211	40,795
Valuation allowance	(31,848)	(10,460)
Net deferred tax assets	13,363	30,335

Deferred tax liabilities:
Depreciation and amortization	(11,495)	(16,600)
Goodwill and other indefinite life intangibles	—	(13,406)
Basis difference in investment in non-public company	—	(1,382)
Right of use asset	(2,100)	(5,087)
Deferred tax liabilities	(13,595)	(36,475)

Net deferred tax liabilities	$(232)	$(6,140)

The effective tax rates for fiscal years 2022 and 2021 differ from the blended statutory federal income tax rate of 21% as a result of several factors, including the change in valuation allowance related with federal, state and foreign deferred balances, foreign rate differential, change in ending state deferred blended rate, impairment of goodwill and intangibles, and the benefit of federal and state research and development credits.

The effective tax rates for fiscal year 2020 differ from the blended statutory federal income tax rate of 21% as a result of several factors, including carryback of net operating losses, the change in valuation allowance related with state and foreign deferred balances, foreign rate differential, change in ending state deferred blended rate, impairment of goodwill and fixed assets, and the benefit of federal and state research and development credits.
As of May 29, 2022, the Company had federal, foreign, California, Indiana, and other state net operating loss carryforwards of approximately $74.1 million, $25.9 million, $37.7 million, $30.6 million, and $20.8 million respectively. These losses expire in different periods through 2032, if not utilized. The Company acquired additional net operating losses through the acquisition of Greenline. Utilization of these acquired net operating losses in a specific year is limited due to the “change in ownership” provision of the Internal Revenue Code of 1986 and similar state provisions. The net operating losses presented above for federal and state purposes is net of any such limitation.
As of May 29, 2022, the Company has federal, California, and Minnesota research and development tax credit carryforwards of approximately $2.8 million, $2.1 million, and $1.4 million, respectively. The research and development tax credit carryforwards have an unlimited carryforward period for California purposes, 20 year carryforward for federal purposes, and 15 year carryforward for Minnesota purposes.
Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. Based on this analysis and considering all positive and negative evidence, we determined that as of May 29, 2022, a valuation allowance of $15.5 million, $8.2 million, and $8.1 million should be recorded as a result of uncertainty around the utilization of federal, state, and foreign net operating losses, and federal capital loss carryforward.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	Year Ended
	May 29, 2022	May 30, 2021	May 31, 2020
Unrecognized tax benefits – beginning of the period	$942	$827	$616
Gross increases – tax positions in prior period	—	—	101
Gross decreases – tax positions in prior period	—	—	(11)
Gross increases – current-period tax positions	83	115	121
Unrecognized tax benefits – end of the period	$1,025	$942	$827

As of May 29, 2022 the total amount of net unrecognized tax benefits is $1.0 million, of which, $0.9 million, if recognized, would affect the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest is not material as of May 29, 2022. The Company does not expect its unrecognized tax benefits to decrease within the next twelve months.
Due to tax attribute carryforwards, the Company is subject to examination for tax years 2013 forward for U.S. tax purposes. The Company was also subject to examination in various state jurisdictions for tax years 2012 forward, none of which were individually material.

8.    Leases
Operating Leases
The Company has entered into various non-cancellable operating lease agreements for manufacturing and distribution facilities, vehicles, equipment and office space. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Landec leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through fiscal year 2033. Certain of these leases have renewal options.
Finance Leases
On September 3, 2015, Lifecore leased an 80,950 square foot building in Chaska, MN, two miles from its current facility. The initial term of the lease is seven years with two five-year renewal options. The lease contains a buyout option at any time after year seven with the purchase price equal to the mortgage balance on the lessor’s loan secured by the building. Gross assets recorded under finance leases, included in property and equipment, net, were $3.8 million as of both May 29, 2022 and

May 30, 2021. Accumulated amortization associated with finance leases was $0.7 million and $0.6 million as of May 29, 2022 and May 30, 2021, respectively. The monthly lease payment was initially $34,000 and increases by 2.4% per year. Lifecore and the lessor made capital improvements prior to occupancy and thus the lease did not become effective until January 1, 2016. Lifecore is currently using the building for warehousing and final packaging.
The components of lease cost were as follows:

	Year Ended	Year Ended
(In thousands, except term and discount rate)	May 29, 2022	May 30, 2021
Finance lease cost:
Amortization of leased assets	$113	$117
Interest on lease liabilities	335	348
Operating lease cost	2,212	2,291
Variable lease cost and other	134	15
Sublease income	(90)	(90)
Total lease cost	$2,704	$2,681

Weighted-average remaining lease term:
Operating leases	7.41	14.35
Finance leases	0.59	1.60
Weighted-average discount rate:
Operating leases	4.78%	5.00%
Finance leases	10.00%	10.00%

The Company’s leases have original lease periods ending between 2022 and 2033. The Company’s maturity analysis of operating and finance lease liabilities as of May 29, 2022 are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2023	$2,330	$3,475	$5,805
2024	2,243	10	2,253
2025	2,002	—	2,002
2026	1,928	—	1,928
2027	1,409	—	1,409
Thereafter	3,793	—	3,793
Total lease payments	13,705	3,485	17,190
Less: interest	(1,991)	(190)	(2,181)
Present value of lease liabilities	11,714	3,295	15,009
Less: current obligation of lease liabilities	(1,743)	(3,283)	(5,026)
Total long-term lease liabilities	$9,971	$12	$9,983

Supplemental cash flow information related to leases are as follows:

	Year Ended	Year Ended
(in thousands)	May 29, 2022	May 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,454	$2,089
Operating cash flows from finance leases	335	348
Financing cash flows from finance leases	129	110
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$37	$3,137

During May 2021 we entered into a transportation management, warehousing, and transportation services agreement with Castellini Company, LLC to outsource Curation Foods’ fresh packaged salads and vegetables logistics management, including transportation, warehousing and distribution. In connection with this arrangement, during the fiscal year ended May 30, 2021 the Company recorded a $1.7 million impairment of our operating lease right-of-use assets related to certain vehicle leases, which is included in Loss from discontinued operations within the Consolidated Statements of Operations.
As disclosed in Note 13 - Restructuring Costs, impairments of our operating lease right-of-use assets related to the Curation Foods Santa Maria office lease of $1.6 million and our Curation Foods Los Angeles, California office lease of $0.4 million were recorded in Restructuring cost in the accompanying Consolidated Statements of Operations for the year ended May 29, 2022.

9.     Commitments and Contingencies
Purchase Commitments
At May 29, 2022, the Company was committed to purchase $54.9 million of raw materials. For the fiscal years ended May 29, 2022, May 30, 2021 and May 31, 2020, purchases related to long term commitments under take or pay agreements were $5.1 million, $3.0 million, and $3.4 million, respectively.
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
At this stage, the ultimate outcome of these or any other investigations, legal actions, or potential claims that may arise from the matters under investigation is uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of net loss after indemnification, or its effect, if any, on its financial statements. Separately, there are indemnification provisions in the purchase agreement that may allow the Company to recover costs for fraud or breach of the purchase agreement from the seller. Because recovery of amounts are contingent upon a legal settlement, no amounts have been recorded as recoverable costs through May 29, 2022.
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
In June of 2021 a complaint was filed against the company alleging multiple wage and hour claims. On June 6, 2022 the Company reached an agreement to settle all causes of action alleged by the Plaintiff under the California Labor Code, the California Business and Professionals Code, the applicable Wage Order, and the Private Attorneys General Act (the “PAGA”). In connection with the settlement agreement the Company recorded a $0.5 million charge, and this amount is included in Loss from discontinued operations costs in the Consolidated Statements of Operations for the fiscal year ended May 29, 2022.

10.    Business Segment Reporting
The Company operates using three strategic reportable business segments, aligned with how the Chief Executive Officer, who is the chief operating decision maker (“CODM”), manages the business: the Lifecore segment, the Curation Foods segment, and the Other segment.
The Lifecore segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans, and non-HA products for medical use primarily in the Ophthalmic, Orthopedic and other markets.
The Curation Foods business includes (i) three natural food brands, including O Olive Oil & Vinegar, Yucatan Foods, and Cabo Fresh and (ii) BreatheWay® activities. The Curation Foods segment includes sales of BreatheWay packaging to partners for fruit and vegetable products, sales of olive oils and wine vinegars under the O brand, and sales of avocado products under the brands Yucatan Foods and Cabo Fresh. In December 2021, the Company completed the Eat Smart Disposition. As a result, the Company met the requirements of ASC 205-20 to report the results of the Eat Smart business as discontinued operations. The operating results for the Eat Smart business, in all periods presented, have been reclassified to discontinued operations and are no longer reported in the Curation Foods business segment. See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies – Eat Smart Sale and Discontinued Operations for further discussion.
The Other segment includes corporate general and administrative expenses, non-Lifecore and non-Curation Foods interest expense, interest income, and income tax expenses. Corporate overhead is allocated between segments based on actual utilization and relative size.
All of the Company's assets are located within the United States of America except for its Yucatan production facility in Mexico. The following table presents our property and equipment, net by geographic region (in millions):

	Year Ended
Property and equipment, net	May 29, 2022	May 30, 2021
United States	$115.0	$105.3
Mexico	15.4	15.0
Total property and equipment, net	$130.4	$120.3
The Company’s international sales by geography are based on the billing address of the customer and were as follows (in millions):

	Year Ended
	May 29, 2022	May 30, 2021	May 31, 2020
Switzerland	$16.8	$4.7	$1.7
Canada	$12.6	$10.7	$9.7
Czech Republic	$3.5	$3.5	$1.4
United Kingdom	$2.9	$1.9	$1.1
Ireland	$2.2	$2.0	$4.0
Belgium	$—	$13.7	$13.8
All Other Countries	$2.0	$1.9	$2.2

Operations by segment consisted of the following (in thousands):

Year Ended May 29, 2022	Lifecore	Curation Foods	Other	Total
Product sales	$109,320	$76,466	$—	$185,786
Gross profit	43,746	6,624	—	50,370
Net income (loss) from continuing operations	16,675	(30,429)	(32,522)	(46,276)
Loss from discontinued operations, net of tax	—	(48,114)	(3,041)	(51,155)
Identifiable assets	213,969	76,948	4,243	295,160
Depreciation and amortization	6,673	4,004	80	10,757
Capital expenditures	23,552	2,674	—	26,226
Interest income	72	—	9	81
Interest expense, net	—	(299)	(17,058)	(17,357)
Income tax (benefit) expense	5,266	(13,831)	2,726	(5,839)
Corporate overhead allocation	4,484	1,092	(5,576)	—

Year Ended May 30, 2021
Product sales	$98,087	$73,459	$—	$171,546
Gross profit	38,265	12,206	—	50,471
Net income (loss) from continuing operations	14,461	(357)	(23,673)	(9,569)
Loss from discontinued operations, net of tax	—	(23,096)	—	(23,096)
Identifiable assets	185,417	121,069	4,680	311,166
Depreciation and amortization	5,502	2,972	97	8,571
Capital expenditures	16,222	3,042	—	19,264
Interest income	—	—	48	48
Interest expense, net	—	(545)	(9,842)	(10,387)
Income tax (benefit) expense	4,568	(3,020)	(3,451)	(1,903)
Corporate overhead allocation	4,773	946	(5,719)	—

Year Ended May 31, 2020
Product sales	$85,833	$74,233	$—	$160,066
Gross profit	32,883	6,504	—	39,387
Net income (loss) from continuing operations	11,749	(17,728)	(15,892)	(21,871)
Loss from discontinued operations, net of tax	—	(16,320)	—	(16,320)
Identifiable assets	165,461	117,427	10,613	293,501
Depreciation and amortization	5,008	3,282	96	8,386
Capital expenditures	10,612	1,472	130	12,214
Interest income	—	6	66	72
Interest expense, net	—	(547)	(4,099)	(4,646)
Income tax (benefit) expense	3,346	(8,686)	(3,434)	(8,774)
Corporate overhead allocation	4,190	868	(5,058)	—

11.    Quarterly Consolidated Financial Information (unaudited)
The following is a summary of the unaudited quarterly results of operations for fiscal years 2022 and 2012 (in thousands, except for per share amounts):

			As restated
Fiscal Year 2022	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Product sales	$41,632	$43,452	$53,074	$47,628	$185,786
Gross profit	10,403	14,635	13,220	12,112	50,370
Net (loss) income from continuing operations	(7,214)	3,675	(8,301)	(34,436)	(46,276)
Net (loss) income from discontinued operations	(2,295)	(42,196)	(4,785)	(1,879)	(51,155)
Net (loss) income per basic and diluted share from continuing operations	$(0.25)	$0.12	$(0.28)	$(1.16)	$(1.57)
Net (loss) income per basic and diluted share from discontinued operations	$(0.08)	$(1.44)	$(0.16)	$(0.06)	$(1.74)

Fiscal Year 2021	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Product sales	$41,995	$39,945	$44,690	$44,916	$171,546
Gross profit	7,849	13,601	14,441	14,580	50,471
Net (loss) income from continuing operations	(4,957)	(2,367)	(1,465)	(780)	(9,569)
Net (loss) income from discontinued operations	(6,044)	(10,934)	(4,033)	(2,085)	(23,096)
Net (loss) income per basic and diluted share from continuing operations	$(0.17)	$(0.08)	$(0.05)	$(0.03)	$(0.33)
Net (loss) income per basic and diluted share from discontinued operations	$(0.21)	$(0.37)	$(0.14)	$(0.07)	$(0.79)

Fiscal year 2022 third quarter has been restated for the correction of an error. Fiscal year 2022 first quarter and second quarter for been revised for an immaterial correction of an error. See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies – Correction of Error in Previously Reported Fiscal Year 2022 Interim Financial Statements (Unaudited) for additional information.

12.    Discontinued Operations

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

The key components of loss from discontinued operations for the fiscal years ended May 29, 2022, May 30, 2021, and May 31, 2020 were as follows (in thousands):

	Year Ended
	May 29, 2022	May 30, 2021	May 31, 2020
Product sales	$186,755	$372,615	$430,300
Cost of product sales	181,555	341,612	394,699
Gross profit	5,200	31,003	35,601
Operating costs and expenses:
Research and development	1,918	2,799	3,517
Selling, general and administrative	13,350	27,704	31,514
Impairment of goodwill	32,057	—	—
Loss on sale of Eat Smart	336	—	—
Restructuring costs	6,133	13,862	13,231
Total operating costs and expenses	53,794	44,365	48,262
Operating loss	(48,594)	(13,362)	(12,661)
Dividend income	—	1,125	1,125
Interest income	—	—	31
Interest expenses	(2,682)	(4,957)	(4,957)
Other income (expense), net	—	(11,800)	(4,200)
Loss from discontinued operations before taxes	(51,276)	(28,994)	(20,662)
Income tax benefit	121	5,898	4,342
Loss from discontinued operations, net of tax	$(51,155)	$(23,096)	$(16,320)
Cash provided by (used in) operating activities by the Eat Smart business totaled $(16.5) million, $(1.4) million, and $13.8 million for the twelve months ended May 29, 2022, May 30, 2021, and May 31, 2020, respectively. Cash provided by (used in) investing activities from the Eat Smart business totaled $108.0 million, $8.4 million, and $(14.1) million for the twelve months ended May 29, 2022, May 30, 2021, and May 31, 2020, respectively. Depreciation and amortization expense of the Eat Smart business totaled $5.3 million, $9.4 million, and $10.0 million for the twelve months ended May 29, 2022, May 30, 2021, and May 31, 2020, respectively. Capital expenditures of the Eat Smart business totaled $1.8 million, $4.5 million, and $14.5 million for the twelve months ended May 29, 2022, May 30, 2021, and May 31, 2020, respectively.

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

The carrying amounts of the major classes of assets and liabilities of the Eat Smart business included in assets and liabilities of discontinued operations are as follows (in thousands):

May 30, 2021
ASSETS
Cash and cash equivalents	$136
Accounts receivable, less allowance for credit losses	28,583
Inventories	6,587
Prepaid expenses and other current assets	2,312
Total current assets, discontinued operations	37,618
Investment in non-public company, fair value	45,100
Property and equipment, net	59,273
Operating lease right-of-use assets	3,729
Goodwill	35,470
Trademarks/tradenames, net	8,228
Customer relationships, net	2,260
Other assets	80
Total other assets, discontinued operations	154,140
Total assets, discontinued operations	$191,758

LIABILITIES
Accounts payable	$31,271
Accrued compensation	4,550
Other accrued liabilities	4,041
Current portion of lease liabilities	2,289
Deferred revenue	493
Total current liabilities, discontinued operations	42,644
Long-term lease liabilities	3,252
Other non-current liabilities	729
Non-current liabilities, discontinued operations	3,981
Total liabilities, discontinued operations	$46,625

13.    Restructuring Costs
During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces and the sale of non-strategic assets.

The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of Operations, by Business Segment for the fiscal year ended May 29, 2022:

(In thousands)
Year Ended May 29, 2022	Curation Foods	Other	Total
Asset write-off costs	$3,693	$—	$3,693
Employee severance and benefit costs	371	—	371
Lease costs	2,072	—	2,072
Other restructuring costs	289	2,536	2,825
Total restructuring costs	$6,425	$2,536	$8,961

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

During the fiscal year ended May 31, 2020, the Company closed escrow on the San Rafael, California property and recognized a $0.4 million impairment loss, which is included in Restructuring costs within the Consolidated Statements of Operations. The Company received net cash proceeds of $2.4 million in connection with the sale.

In the fourth quarter of fiscal year 2020, the Company recognized a $1.9 million impairment loss related to BreatheWay equipment as a result of a strategic shift in our BreatheWay business model driven by our restructuring plan. In the third quarter of fiscal year 2021, the Company recognized an additional $1.9 million impairment loss related to BreatheWay equipment as a result of a strategic shift in our BreatheWay business model driven by our restructuring plan.

The Company leases its main office located in Santa Maria, California (the “Santa Maria Office”). During the third quarter of fiscal year 2022, the Company approved a plan to explore opportunities to sub lease its Santa Maria Office. The Santa Maria Office assets, included as lease hold improvements within property and equipment, net, has been designated as held for use within the Consolidated Balance Sheets as of May 29, 2022, as no finalized plan for disposition existed at the balance sheet date. The Company recognized a $5.3 million impairment loss, which is included in Restructuring costs within the Consolidated Statements of Operations ($3.7 million included in asset write-off costs related to lease hold improvements impairment and $1.6 million included in lease costs related to right-of-use asset impairment). The Company expects to complete the sublease plan within the next 12 months.

Employee Severance and Benefit Costs

Employee severance and benefit costs are costs incurred as a result of reduction-in-force driven by our restructuring plan and closure of offices and facilities. These costs were driven primarily by the closure of our San Rafael, California office, Santa Clara, California office, and Los Angeles, California office.

Lease Costs

In August 2020, the Company closed its leased Santa Clara, California office and entered into a sublease agreement. In the fourth quarter of fiscal year 2020 the Company closed its leased Los Angeles, California office and plans to sublease the office. As noted in the Asset write-off costs section, the Company approved a plan to explore opportunities to sublease its Santa Maria Office and expects to complete the sublease plan within the next 12 months.

Other restructuring costs

Other restructuring costs primarily related to consulting costs to execute the Company’s restructuring plan to drive enhanced profitability, focus the business on its strategic assets, and redesign the organization to be the appropriate size to compete and thrive.

The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of Operations by Business Segment, since inception of the restructuring plan in fiscal year 2020 through the fiscal year ended May 29, 2022, excluding discontinued operations:

(In thousands)	Curation Foods	Other	Total
Asset write-off costs	$7,552	$418	$7,970
Employee severance and benefit costs	559	784	1,343
Lease costs	2,218	26	2,244
Other restructuring costs	323	4,898	5,221
Total restructuring costs	$10,652	$6,126	$16,778
The total expected cost related to the restructuring plan is approximately $23.0 million.

14.    Subsequent Events

Sale of BreatheWay Business Assets

On June 2, 2022, the Company and Curation Foods entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Hazel Technologies, Inc. (the “Purchaser”), pursuant to which Curation Foods sold all of its assets related to BreatheWay packaging technology business to the Purchasers in exchange for an aggregate purchase price of $3.2 million (the “BreatheWay Sale”). The Purchase Agreement included various representations, warranties and covenants of the parties generally customary for a transaction of this nature. The Company expects to record a gain of $2.0 in the first quarter of fiscal year 2023 related to this transaction.

(b)Index of Exhibits.

Exhibit Number	Exhibit Title

2.1
Asset Purchase Agreement, dated June 1, 2021, by and among the Company, Curation Foods, and Taylor Farms Retail, Inc., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2021.

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
2019 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 21, 2019.

10.10*	Long-Term Incentive Plan for Fiscal Year 2020, incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on July 24, 2017.

Exhibit Number	Exhibit Title
10.11*	Long-Term Incentive Plan for Fiscal Year 2021, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 30, 2018.

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

10.24
Separation and General Release by and between Landec Corporation and Timothy Burgess, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2021.

Exhibit Number	Exhibit Title
10.25
Share Purchase Agreement, dated June 1, 2021, by and among the Company, Curation Foods, Newell Capital Corporation, Newell Brothers Investment 2 Corp., and Windset Holdings 2010 Ltd., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2021.

10.26
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Maria, State of California, on September 13, 2022.

LANDEC CORPORATION

By:	/s/ John D. Morberg
John D. Morberg
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James G. Hall and John D. Morberg, and each of them, as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact to any and all amendments to said Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James G. Hall
James G. Hall	President and Chief Executive Officer (Principal Executive Officer) and Director	September 13, 2022

/s/ John D. Morberg
John D. Morberg	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 13, 2022

/s/ Craig Barbarosh
Craig Barbarosh	Director	September 13, 2022

/s/ Deborah Carosella
Deborah Carosella	Director	September 13, 2022

/s/ Raymond Diradoorian
Raymond Diradoorian	Director	September 13, 2022

/s/ Jeffrey Edwards
Jeffrey Edwards	Director	September 13, 2022

/s/ Katrina Houde
Katrina Houde	Director	September 13, 2022

/s/ Nelson Obus
Nelson Obus	Director	September 13, 2022

/s/ Tonia Pankopf
Tonia Pankopf	Director	September 13, 2022

/s/ Andrew K. Powell
Andrew K. Powell	Director	September 13, 2022

/s/ Joshua E Schechter
Joshua E. Schechter	Director	September 13, 2022

/s/ Catherine A. Sohn
Catherine A. Sohn	Director	September 13, 2022