Form 10-Q
period 2022-08-28
LANDEC CORP \CA\
filed 2022-10-07
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended August 28, 2022, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of October 3, 2022, there were 29,595,554 shares of common stock outstanding.

LANDEC CORPORATION
FORM 10-Q
For the Fiscal Quarter Ended August 28, 2022

i

LANDEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	August 28, 2022	May 29, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,222	$1,643
Accounts receivable, less allowance for credit losses	40,934	48,172
Inventories	64,285	66,845
Prepaid expenses and other current assets	7,157	7,052
Total Current Assets	116,598	123,712

Property and equipment, net	129,024	130,435
Operating lease right-of-use assets	8,229	8,580
Goodwill	13,881	13,881
Trademarks/tradenames, net	8,400	8,400
Customer relationships, net	6,875	7,150
Other assets	2,793	3,002
Total Assets	$285,800	$295,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,366	$15,802
Accrued compensation	6,373	9,238
Other accrued liabilities	7,832	7,647
Current portion of lease liabilities	5,021	5,026
Deferred revenue	803	919
Line of credit	44,000	40,000
Current portion of long-term debt, net	2,704	599
Total Current Liabilities	83,099	79,231

Long-term debt, net	95,865	97,579
Long-term lease liabilities	9,447	9,983
Deferred taxes, net	291	232
Other non-current liabilities	199	190
Total Liabilities	188,901	187,215

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 29,593 and 29,513 shares issued and outstanding at August 28, 2022 and May 29, 2022, respectively	30	30
Additional paid-in capital	168,070	167,352
Retained earnings (accumulated deficit)	(70,915)	(58,851)
Accumulated other comprehensive loss	(286)	(586)
Total Stockholders’ Equity	96,899	107,945
Total Liabilities and Stockholders’ Equity	$285,800	$295,160

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	August 28, 2022	August 29, 2021
Product sales	$43,355	$41,632
Cost of product sales	37,534	31,197
Gross profit	5,821	10,435
Operating costs and expenses:
Research and development	2,048	1,873
Selling, general and administrative	10,883	9,470
Restructuring costs	1,047	1,834
Total operating costs and expenses	13,978	13,177
Operating loss	(8,157)	(2,742)
Interest income	15	27
Interest expense	(3,678)	(6,678)
Other income (expense), net	(180)	109
Net loss before tax	(12,000)	(9,284)
Income tax (expense) benefit	(64)	1,651
Net loss from continuing operations	(12,064)	(7,633)
Loss from discontinued operations, net of tax	—	(1,844)
Net loss	$(12,064)	$(9,477)

Basic net loss per share:
Loss from continuing operations	$(0.41)	$(0.26)
Loss from discontinued operations	—	(0.06)
Total basic net loss per share	$(0.41)	$(0.32)

Diluted net loss per share:
Loss from continuing operations	$(0.41)	$(0.26)
Loss from discontinued operations	—	(0.06)
Total diluted net loss per share	$(0.41)	$(0.32)

Shares used in per share computation:
Basic	29,577	29,424
Diluted	29,577	29,424

Other comprehensive income (loss), net of tax:
Net unrealized gain (losses) on interest rate swaps (net of tax effect of $(16) and $(90))	$300	$366
Other comprehensive income (loss), net of tax	300	366
Total comprehensive loss	$(11,764)	$(9,111)
See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended August 28, 2022
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 29, 2022	29,513	$30	$167,352	$(58,851)	$(586)	$107,945
Issuance of stock under stock plans, net of shares withheld	80	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(67)	—	—	(67)
Stock-based compensation	—	—	785	—	—	785
Net loss	—	—	—	(12,064)	—	(12,064)
Other comprehensive income, net of tax	—	—	—	—	300	300
Balance at August 28, 2022	29,593	$30	$168,070	$(70,915)	$(286)	$96,899

Three Months Ended August 29, 2021
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 31, 2020	29,333	$29	$165,533	$38,580	$(1,358)	$202,784
Issuance of stock under stock plans, net of shares withheld	129	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(428)	—	—	(428)
Stock-based compensation	—	—	620	—	—	620
Net loss	—	—	—	(9,477)	—	(9,477)
Other comprehensive income, net of tax	—	—	—	—	366	366
Balance at August 29, 2021	29,462	$29	$165,725	$29,103	$(992)	$193,865

See accompanying notes to the consolidated financial statements.

LANDEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	August 28, 2022	August 29, 2021
Cash flows from operating activities:
Net loss	$(12,064)	$(9,477)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization of intangibles, debt costs and right-of-use assets	5,009	5,054
Gain on sale of BreatheWay	(2,108)	—
Stock-based compensation expense	785	620
Deferred taxes	43	(2,138)
Gain on disposal of property and equipment related to restructuring, net	—	(92)
Provision for expected credit losses	—	60
Net loss on disposal of property and equipment held and used	—	16
Other, net	(18)	(70)
Changes in current assets and current liabilities:
Accounts receivable, net	7,238	7,997
Inventory	2,560	248
Prepaid expenses and other current assets	(761)	(2,697)
Accounts payable	581	1,517
Accrued compensation	(2,865)	(3,131)
Other accrued liabilities	183	2,838
Deferred revenue	(116)	86
Net cash (used in) provided by operating activities	(1,533)	831

Cash flows from investing activities:
Proceeds from sale of BreatheWay, net	3,135	—
Purchases of property and equipment	(2,929)	(7,913)
Sale of Investment in non-public company	—	45,100
Proceeds from sales of property and equipment	—	1,082
Net cash provided by investing activities	206	38,269

Cash flows from financing activities:
Payments on long-term debt	(27)	(41,388)
Proceeds from lines of credit	4,000	8,000
Payments on lines of credit	—	(5,000)
Taxes paid by Company for employee stock plans	(67)	(428)
Payments for debt issuance costs	—	(132)
Net cash provided by (used in) financing activities	3,906	(38,948)
Net increase in cash and cash equivalents	2,579	152
Cash and cash equivalents, beginning of period	1,643	1,295
Cash and cash equivalents, end of period	$4,222	$1,447

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$2,243	$1,994

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
Landec’s natural food company, Curation Foods, Inc. (“Curation Foods”), is focused on innovating and distributing plant-based foods with 100% clean ingredients to retail, club and foodservice channels throughout North America. Its products are sold in natural food, conventional grocery and mass retail stores, primarily in the United States and Canada. The company categorizes revenue in three categories: avocado products, olive oil and wine vinegars and technology, which reports revenues for BreatheWay patented supply chain solutions.
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
The accounting requirements for reporting the Eat Smart business as a discontinued operation were met when the Eat Smart Disposition was completed on the Closing Date. Accordingly, the consolidated financial statements and notes to the consolidated financial statements reflect the results of the Eat Smart business as a discontinued operation for the periods presented. Refer to Note 9 - Discontinued Operations for additional information.
Basis of Presentation
The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at August 28, 2022, and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K for the fiscal year ended May 29, 2022 (the “Annual Report”).
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

The results of operations for the three months ended August 28, 2022 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Curation Foods’ business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Landec’s quarterly results of operations.
Basis of Consolidation
The consolidated financial statements are presented on the accrual basis of accounting in accordance with GAAP and include the accounts of Landec Corporation and its subsidiaries, Lifecore and Curation Foods. All material inter-company transactions and balances have been eliminated.
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
Reconciliation of Cash and Cash Equivalents as presented on the Statements of Cash Flows
The following table provides a reconciliation of cash and cash equivalents and cash and cash equivalents, discontinued operations within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

(In thousands)	August 28, 2022	May 29, 2022	August 29, 2021	May 30, 2021
Cash and cash equivalents	$4,222	$1,643	$1,406	$1,159
Cash and cash equivalents, discontinued operations	—	—	41	136
Cash and cash equivalents	$4,222	$1,643	$1,447	$1,295

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following:

(In thousands)	August 28, 2022	May 29, 2022
Finished goods	$25,266	$33,029
Raw materials	27,402	24,221
Work in progress	11,617	9,595
Total	$64,285	$66,845

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
The changes in the Company’s allowance for sales returns and credit losses are summarized in the following table (in thousands):

	Balance at beginning of period	Provision (benefit) for expected credit losses	Write offs, net of recoveries	Balance at end of period
Three months ended August 29, 2021	$85	$—	$—	$85
Three months ended August 28, 2022	$65	$—	$—	$65
Debt Issuance Costs
The Company records its line of credit debt issuance costs as an asset, and as such, $0.7 million and $1.7 million were recorded as Prepaid expenses and other current assets, and Other assets in the accompanying Consolidated Balance Sheets, respectively, as of August 28, 2022, and $0.7 million and $1.9 million, respectively, as of May 29, 2022. The Company records its term debt issuance costs as a contra-liability, and as such, $1.5 million and $3.6 million was recorded as Current portion of long-term debt, net, and Long-term debt, net in the accompanying Consolidated Balance Sheets, respectively, as of August 28, 2022 and $1.5 million and $4.0 million, respectively, as of May 29, 2022.
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

(In thousands)	AOCL
Balance as of May 29, 2022	$(586)
Amounts reclassified from OCI	300
Other comprehensive income, net	$300
Balance as of August 28, 2022	$(286)

The Company expects to reclassify approximately $0.3 million into earnings in the next 12 months.
Assets Held for Sale
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
In May 2022 the Board of Directors approved a plan to sell the assets of Curation Foods’ BreatheWay packaging technology business. The $1.0 million carrying value of these assets ($0.9 million of inventory and $0.1 million net book value of property and equipment) are included in Prepaid expenses and other current assets on the Consolidated Balance Sheets as of May 29, 2022, and were classified as assets held for sale. There was no impairment recorded in fiscal year 2022. These assets were sold during the first quarter of fiscal year 2023 for net proceeds of $3.1 million. A gain of $2.1 million was recorded upon the sale, which is included in Selling, general and administrative within the Consolidated Statements of Comprehensive (Loss) Income.
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
As of August 28, 2022 and May 29, 2022, the Company held certain assets and liabilities that are required or it elected to be measured at fair value on a recurring basis, including its interest rate swap contracts.
The fair value of the Company’s interest rate swap contracts is determined based on model inputs that can be observed in a liquid market, including yield curves, and is categorized as a Level 2 fair value measurement and is included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.
As of May 29, 2022, related to the assets of Curation Foods’ BreatheWay packaging technology business, the Company had $1.0 million in Prepaid expenses and other current assets within the Consolidated Balance Sheet meeting the criteria of held for sale. These assets are recognized at the lower of cost or fair value less cost to sell using market approach. The fair value of these assets are classified as level 3 in the fair value hierarchy due to a mix of unobservable inputs utilized such as independent research in the market as well as actual quotes from market participants.
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
The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring and nonrecurring basis:

(In thousands)	Fair Value at August 28, 2022			Fair Value at May 29, 2022
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swap contracts	$—	$86	$—	$—	$—	$—
Assets held for sale - nonrecurring	—	—	—	—	—	1,027
Total assets	$—	$86	$—	$—	$—	$1,027

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
The Company disaggregates its revenue by segment based on how it markets its products and services and reviews results of operations. The following tables disaggregate segment revenue by major product lines and services:

(In thousands)	Three Months Ended
Lifecore:	August 28, 2022	August 29, 2021
Contract development and manufacturing organization	$18,247	$17,789
Fermentation	5,456	4,163
Total	$23,703	$21,952

(In thousands)	Three Months Ended
Curation Foods:	August 28, 2022	August 29, 2021
Avocado products	$17,093	$16,962
Olive oil and wine vinegars	2,559	2,340
Technology	—	378
Total	$19,652	$19,680
Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of August 28, 2022 and May 29, 2022, were $12.8 million and $10.2 million, respectively.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company’s contract liabilities as of August 28, 2022 and May 29, 2022, were $0.8 million and $0.9 million, respectively. Revenue recognized during the three months ended August 28, 2022, that was included in the contract liability balance at the beginning of fiscal year 2023, was $0.3 million.
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
At this stage, the ultimate outcome of these or any other investigations, legal actions, or potential claims that may arise from the matters under investigation is uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of net loss after indemnification, or its effect, if any, on its financial statements. Separately, there are indemnification provisions in the purchase agreement that may allow the Company to recover costs for fraud or breach of the purchase agreement from the seller. Because recovery of amounts are contingent upon a legal settlement, no amounts have been recorded as recoverable costs for the three months ended August 28, 2022.
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
During the three months ended August 28, 2022, the Company granted 725,000 options to purchase shares of common stock and awarded 255,000 RSUs.
As of August 28, 2022, the Company has reserved 3.6 million shares of common stock for future issuance under its current and former equity plans.

Stock-Based Compensation Expense
The Company’s stock-based awards include stock option grants and RSUs. The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods, generally the vesting period.
The following table summarizes stock-based compensation by income statement line item:

	Three Months Ended
(In thousands)	August 28, 2022	August 29, 2021
Continuing operations:
Cost of product sales	$101	$81
Research and development	90	49
Selling, general and administrative	594	534
Discontinued Operations:
Cost of product sales	—	(44)
Total stock-based compensation	$785	$620

As of August 28, 2022, there was $6.9 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Landec incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.43 years for stock options and 2.24 years for RSUs.
Stock Repurchase Plan
On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10.0 million of the Company’s common stock. The Company may still repurchase up to $3.8 million of the Company’s common stock under the Company’s stock repurchase plan. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Landec to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company's discretion without prior notice. During the three months ended August 28, 2022 and August 29, 2021, the Company did not purchase any shares on the open market.

4.    Diluted Earnings Per Share
The following table sets forth the computation of diluted earnings per share:

	Three Months Ended
(In thousands, except per share amounts)	August 28, 2022	August 29, 2021
Numerator:
Net loss	$(12,064)	$(9,477)
Denominator:
Weighted average shares for basic net loss per share	29,577	29,424
Effect of dilutive securities:
Stock options and restricted stock units	—	—
Weighted average shares for diluted net loss per share	29,577	29,424

Diluted net loss per share	$(0.41)	$(0.32)

Due to the Company’s net loss for the three months ended August 28, 2022 and August 29, 2021, the net loss per share includes only the weighted average shares outstanding and thus excludes RSUs and stock options, as such impact would be antidilutive. See Note 3 - Stock Based Compensation and Stockholders' Equity for more information on outstanding RSUs and stock options.

5.    Income Taxes
The provision for income taxes from continuing operations for the three months ended August 28, 2022 and August 29, 2021, was an expense of $0.1 million and a benefit of $1.7 million, respectively. The effective tax rate for the three months ended August 28, 2022 and August 29, 2021 was 1% and 18%, respectively. The effective tax rate for the three months ended August 28, 2022, was lower than the statutory federal income tax rate of 21% primarily due to the movement of the valuation allowance recorded against certain deferred tax assets, partially offset by the impact of federal and state research and development tax credits.
As of August 28, 2022 and May 29, 2022, the Company had unrecognized tax benefits of $1.1 million and $1.0 million, respectively. Included in the balance of unrecognized tax benefits as of August 28, 2022 and May 29, 2022, is $1.0 million and $0.9 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.
The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of August 28, 2022 and May 29, 2022.
Due to tax attribute carryforwards, the Company is subject to examination for tax years 2013 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 2012 forward, none of which were significant.

6.    Debt
Long-term debt, net consists of the following:

(In thousands)	August 28, 2022	May 29, 2022
Term loan	$103,712	$103,712
Total principal amount of long-term debt	103,712	103,712
Less: unamortized debt issuance costs	(5,143)	(5,534)
Total long-term debt, net of unamortized debt issuance costs	98,569	98,178
Less: current portion of long-term debt, net	(2,704)	(599)
Long-term debt, net	$95,865	$97,579

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
In April 2022 the Company amended the New Credit Agreement to make available again $20.0 million of term debt that had been previously repaid. In connection with this amendment, the Company incurred debt issuance costs from the lender of $0.7 million.
As of August 28, 2022, $44.0 million was outstanding on the Refinance Revolver, at an interest rate of 4.1%. As of August 28, 2022, the Refinance Term Loan had an interest rate of 10.1%. As of August 28, 2022, the Company was in compliance with all financial covenants and had no events of default under the New Credit Agreements.
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
The Company’s international sales by geography are based on the billing address of the customer and were as follows, excluding discontinued operations:

	Three Months Ended
(In millions)	August 28, 2022	August 29, 2021
Switzerland	$4.0	$3.4
Canada	3.7	3.5
All Other Countries	1.9	1.7

Operations by business segment consisted of the following:

(In thousands)	Lifecore	Curation Foods	Other	Total
Three Months Ended August 28, 2022
Net sales	$23,703	$19,652	$—	$43,355
Gross profit	6,101	(280)	—	5,821
Net (loss) income from continuing operations	502	(3,374)	(9,192)	(12,064)
Loss from discontinued operations, net of tax	—	—	—	—
Depreciation and amortization	1,771	2,820	11	4,602
Interest income	15	—	—	15
Interest expense	—	—	3,678	3,678
Income tax (benefit) expense	158	(1,065)	971	64
Corporate overhead allocation	1,038	334	(1,372)	—

Three Months Ended August 29, 2021
Net sales	$21,952	$19,680	$—	$41,632
Gross profit	5,764	4,671	—	10,435
Net (loss) income from continuing operations	580	(284)	(7,929)	(7,633)
Loss from discontinued operations, net of tax	—	(1,844)	—	(1,844)
Depreciation and amortization	1,547	881	26	2,454
Interest income	20	—	7	27
Interest expense	—	137	6,541	6,678
Income tax (benefit) expense	183	(218)	(1,616)	(1,651)
Corporate overhead allocation	1,137	1,471	(2,608)	—

During the three months ended August 28, 2022 and August 29, 2021, the Company had sales concentrations of 10% or greater from two customers. The Company’s top two customers accounted for 16% and 10% of revenues for the three months ended August 28, 2022, and 15% and 11% for the three months ended August 29, 2021. The Company had accounts receivable concentrations of 10% or greater from three customers accounting for 21%, 16%, and 13% of accounts receivable as of August 28, 2022, and two customers as of August 29, 2021 accounting for 12% and 10%.

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
The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of Comprehensive (Loss) Income, by Business Segment, excluding discontinued operations:

(in thousands)	Curation Foods	Other	Total
Three Months Ended August 28, 2022
Employee severance and benefit costs	$208	$—	$208
Lease costs	20	—	20
Other restructuring costs	194	625	819
Total restructuring costs	$422	$625	$1,047
Employee severance and benefit costs
Employee severance and benefit costs are costs incurred as a result of reduction-in-force driven by our restructuring plan and closure of offices and facilities. These costs were driven primarily by reduction-in-force related to our Curation Foods segment.
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
The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of (Loss) Income, by Business Segment, since inception of the restructuring plan in fiscal year 2020 through the three months ended August 28, 2022, excluding discontinued operations:

	Curation Foods	Other	Total
(in thousands)
Asset write-off costs, net	$7,552	$418	$7,970
Employee severance and benefit costs	767	784	1,551
Lease costs	2,238	26	2,264
Other restructuring costs	517	5,523	6,040
Total restructuring costs	$11,074	$6,751	$17,825

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

The key components of income from discontinued operations for the three months ended August 28, 2022 and August 29, 2021 were as follows (in thousands):

Three Months Ended
August 29, 2021
Product sales	$87,156
Cost of product sales	80,072
Gross profit	7,084
Operating costs and expenses:
Research and development	953
Selling, general and administrative	6,469
Restructuring costs	728
Total operating costs and expenses	8,150
Operating loss	(1,066)
Dividend income	—
Interest expense	(1,239)
Loss from discontinued operations before taxes	(2,305)
Income tax benefit	461
Loss from discontinued operations, net of tax	$(1,844)

Cash used in operating activities by the Eat Smart business totaled $0.0 million and $0.2 million for the three months ended August 28, 2022 and August 29, 2021, respectively. Cash provided by investing activities from the Eat Smart business totaled $0.0 million and $45.1 million for the three months ended August 28, 2022 and August 29, 2021, respectively. Depreciation and amortization expense of the Eat Smart business totaled $0.0 million and $2.3 million for the three months ended August 28, 2022 and August 29, 2021, respectively. Capital expenditures of the Eat Smart business totaled $0.0 million and $1.1 million for the three months ended August 28, 2022 and August 29, 2021, respectively.

Interest expense was allocated to discontinued operations based on the interest expense related to the amount of debt required to be paid down under the New Credit Agreements as a result of the Eat Smart Disposition.

There were no assets or liabilities of Eat Smart as of August 28, 2022 or May 29, 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I, Item 1, of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K for the fiscal year ended May 29, 2022.
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and similar expressions are used to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Potential risks and uncertainties include, without limitation, the timing and expenses associated with operations, the ability to achieve acceptance of our new products in the market place, weather conditions that can affect the supply and price of produce, government regulations affecting our business, uncertainties related to COVID-19 and the impact of our responses to it, the timing of regulatory approvals, the impact of adverse and uncertain economic conditions in the U.S. and international markets, the mix between domestic and international sales, and those other risks mentioned in this report and in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in Item 1A. “Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022.
All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this report, our Annual Report on Form 10-K for the fiscal year ended May 29, 2022, and hereafter in our other SEC filings and public communications.
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

Critical Accounting Policies and Use of Estimates
There have been no material changes to the Company's critical accounting policies and use of estimates from those disclosed in the Company’s Form 10-K for the fiscal year ended May 29, 2022. For a discussion of our critical accounting policies and use of estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 29, 2022.

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

Deliver consistent quality:
Lifecore has built a world class quality and regulatory system that is demonstrated in its results, processes and customer relationships. With over 37 years of a superior track record with global regulatory bodies (FDA, EMA, ANVISA, etc.), Lifecore is the partner of choice for companies looking for proven experience in delivering QbD, cGMP compliance, and manufacturing excellence with pharmaceutical elegance and quality. Lifecore’s world class quality and regulatory system and excellent track record with the global regulatory bodies ensure partners that they will safely bring innovative therapies to market.
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
Following the Eat Smart Disposition and BreatheWay Sale, Curation Foods retains its O Olive and Yucatan businesses, and the Company retains its Lifecore business.
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

The Company intends to continue exploring potential sale opportunities for its remaining Curation Foods assets: Yucatan Foods and O. Subject to market conditions, the Company anticipates completing these sales during fiscal year 2023.

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

(In thousands)	Three Months Ended		Change
	August 28, 2022	August 29, 2021	Amount	%
Lifecore	$23,703	$21,952	1,751	8%
Curation Foods	19,652	19,680	(28)	—%
Total Revenues	$43,355	$41,632	$1,723	4%

Lifecore
The increase in Lifecore’s revenues for the three months ended August 28, 2022, compared to the same period last year, was due to a $1.3 million increase in fermentation sales primarily due to the timing of shipments within the fiscal year and increased demand from existing customers, as well as a $0.5 million increase in CDMO revenues primarily from an increase in development services activities resulting in higher sales to new and existing customers.
Curation Foods
The slight decrease in Curation Foods’ revenues for the three months ended August 28, 2022, compared to the same period last year, was primarily driven by the sale of our BreatheWay packaging technology business on June 2, 2022 which as a result of the sale did not earn any revenue during the three months ended August 28, 2022 compared to $0.4 million during the three months ended August 29, 2021.
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

(In thousands)	Three Months Ended		Change
	August 28, 2022	August 29, 2021	Amount	%
Lifecore	$6,101	$5,764	$337	6%
Curation Foods	(280)	4,671	(4,951)	(106)%
Total Gross Profit	$5,821	$10,435	$(4,614)	(44)%

Lifecore
The increase in gross profit for the Lifecore business for the three months ended August 28, 2022, compared to the same period last year, was due primarily to increased revenue.

Curation Foods
The decrease in gross profit for the Curation Foods business for the three months ended August 28, 2022, compared to the same period last year, was primarily driven by increased freight costs combined with increased raw product sourcing costs.
Operating Expenses:
Research and Development
R&D expenses consist primarily of product development and commercialization initiatives. R&D expenses in our Lifecore business are focused on new products and applications for HA-based and non-HA biomaterials. In the Curation Foods business R&D expenses are primarily focused on innovating our current product lines.

(In thousands)	Three Months Ended		Change
	August 28, 2022	August 29, 2021	Amount	%
Lifecore	$2,046	$1,668	$378	23%
Curation Foods	2	205	(203)	(99)%
Total R&D	$2,048	$1,873	$175	9%
The increase in R&D expenses for the three months ended August 28, 2022, compared to the same period last year, was primarily due to higher salary and benefits expenses, including increased headcount, in our Lifecore Segment.
Selling, General, and Administrative (“SG&A”)
SG&A expenses consist primarily of sales and marketing expenses associated with Landec’s product sales and services, business development expenses, and staff and administrative expenses.

(In thousands)	Three Months Ended		Change
	August 28, 2022	August 29, 2021	Amount	%
Lifecore	$2,372	$2,216	$156	7%
Curation Foods	3,444	2,892	552	19%
Other	5,067	4,362	705	16%
Total SG&A	$10,883	$9,470	$1,413	15%

The increase in total SG&A expenses for the three months ended August 28, 2022, compared to the same period last year, was due primarily to an increase at our Other segment primarily due to an increase in legal fees from compliance and other litigation matters, combined with increased salary and benefits expenses in our Curation Foods segment.

Restructuring Costs

(In thousands)	Three Months Ended		Change
	August 28, 2022	August 29, 2021	Amount	%
Lifecore	$—	$—	$—	—%
Curation Foods	422	468	(46)	(10)%
Other	625	1,366	(741)	(54)%
Total SG&A	$1,047	$1,834	$(787)	(43)%

During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces and the sale of non-strategic assets. The Company recorded $1.0 million and $1.8 million during the three months ended August 28, 2022 and August 29, 2021, respectively, related to the restructuring plan. Restructuring costs for the three months ended August 28, 2022 decreased $0.8 million compared to the prior year period due to decreased restructuring activity in our Other Segment as part of our Project SWIFT initiatives to sell Curation Foods assets and prepare the Company for the transition to Lifecore. Refer to Note 8 - Restructuring Costs in the notes to our consolidated financial statements for more information.

Other:

(In thousands)	Three Months Ended		Change
	August 28, 2022	August 29, 2021	Amount	%
Interest Income	$15	$27	$(12)	(44)%
Interest Expense	$(3,678)	$(6,678)	$3,000	(45)%
Other Income (Expense), net	$(180)	$109	$(289)	N/M
Income Tax (Expense) Benefit	$(64)	$1,651	$(1,715)	N/M
Interest Income
The decrease in interest income for the three months ended August 28, 2022, compared to the same period last year, was not significant.

Interest Expense
The decrease in interest expense for the three months ended August 28, 2022, compared to the same period last year, was primarily a result of prepaid interest and prepayment penalties incurred related to payments made on our term debt resulting from the sales of our investment in Windset during the three months ended August 29, 2021.
Other Income (Expense)
The decrease in other income (expense) for the three months ended August 28, 2022, compared to the same period last year, was primarily the result of the change in the fair value of our interest rate swap liability that is no longer an effective hedge as a result of our debt refinancing in December 2020.
Income Taxes
The change in income tax (expense) benefit for the three months ended August 28, 2022 compared to the same period last year was primarily due to the Company’s increase in net loss before income taxes from continuing operations and the Company’s effective tax rate for the three months ended August 28, 2022 changed from a tax provision benefit of 18% to a tax provision expense of 0.5% in comparison to the same period last year, after adjustment for discontinued operations. The decrease in the effective tax rate for the three months ended August 28, 2022 was primarily due to an increase in valuation allowance recorded against certain deferred tax assets, partially offset by the impact of federal and state research and development tax credits.

Liquidity and Capital Resources
As of August 28, 2022, the Company had cash and cash equivalents of $4.2 million, a net increase of $2.6 million from $1.6 million as of May 29, 2022.
Cash Flow from Operating Activities
Net cash used in operating activities during the three months ended August 28, 2022 was $1.5 million, compared to $0.8 million of net cash provided by operating activities for the same period last year. The primary uses of net cash in operating activities during the three months ended August 28, 2022 were (1) a $12.1 million net loss and (2) $2.1 million gain on sale of BreatheWay assets. These uses of cash were partially offset by (1) a $6.8 million net decrease in working capital and (2) $5.8 million of depreciation/amortization and stock based compensation expense.
The primary factors for the decrease in working capital during the three months ended August 28, 2022, was a $2.6 million decrease in inventory driven by sales of product, a $7.2 million decrease in accounts receivable driven by timing of customer payments, partially offset by a $2.9 million decrease in accrued compensation driven by severance payments.
Cash Flow from Investing Activities
Net cash provided by investing activities during the three months ended August 28, 2022 was $0.2 million, compared to $38.3 million for the same period last year. Net cash provided by investing activities during the three months ended August 28, 2022 was primarily due to the receipt of $3.1 million related to the sale of our BreatheWay assets, partially offset by the purchase of $2.9 million of equipment to support the growth of the Company’s Lifecore business.
Cash Flow from Financing Activities
Net cash provided by financing activities during the three months ended August 28, 2022 was $3.9 million compared to $38.9 million of net cash used in financing activities for the same period last year. The net cash provided by financing activities during the three months ended August 28, 2022 was primarily due to a $4.0 million net increase in the Company’s line of credit.
Capital Expenditures
During the three months ended August 28, 2022, Landec incurred $2.9 million of capital expenditures, which was primarily represented by facility expansions and purchased equipment to support the growth of the Lifecore business, compared to capital expenditures of $7.9 million for the three months ended August 29, 2021. During the three months ended August 28, 2022, capital expenditures for Lifecore and Curation Foods were $2.8 million and $0.1 million, respectively.
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
In April 2022 the Company amended the New Credit Agreement to make available again $20.0 million of term debt that had been previously repaid. In connection with this amendment, the Company incurred debt issuance costs from the lender of $0.7 million.
As of August 28, 2022, $44.0 million was outstanding on the Refinance Revolver, at an interest rate of 4.1%. As of August 28, 2022, the Refinance Term Loan had an interest rate of 10.1%. As of August 28, 2022, the Company was in compliance with all financial covenants and had no events of default under the New Credit Agreements.
Off-Balance Sheet Arrangements and Contractual Obligations
The Company is not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing. There have been no material changes to our long-term contractual obligations as reported in our most recent Annual Report filed on Form 10-K for the fiscal year ended May 29, 2022. See Note 6 – Debt for further information on the Company’s loans.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information provided under Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" which is included and described in the Form 10-K for the fiscal year ended May 29, 2022 filed with the SEC on September 14, 2022.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of August 28, 2022, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022.

Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended May 29, 2022, management identified a material weakness as of such date. The identified material weakness was due to not designing and operating effective internal controls over the completeness and accuracy of the accounting for non-standard transactions, that would include discontinued operations and restructuring activity. Specifically, we did not design controls for non-standard transactions to ensure the accurate presentation of non-standard transactions, which would include discontinued operations and certain restructuring costs in our financial statements. This material weakness resulted in a material error in our interim financial information as presented in and filed with our Quarterly Report on Form 10-Q for our fiscal third quarter ended February 27, 2022, which was restated in Note 1 to our consolidated financial statements included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended May 29, 2022.
In response to the material weakness referred to above, with the oversight of the Audit Committee of our Board of Directors, during the three months ended August 28, 2022 we began implementing a remediation plan to address the material weaknesses mentioned above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
The change described under “Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting” above represents a change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Exchange Act) during the three months ended August 28, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. For further discussion, see the disclosures contained in Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies - Legal Contingencies, which are incorporated herein by reference.

Item 1A.    Risk Factors
You should carefully consider the risks described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended May 29, 2022, as supplemented by our Quarterly Report on Form 10-Q for the fiscal period ended August 28, 2022, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022, as supplemented by our Quarterly Report on Form 10-Q for the fiscal period ended August 28, 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Title
3.1	Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2008.
3.2	Amended and Restated By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2012.
3.3	Amendment No. 1 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2019.
3.4	Amendment No. 2 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2019.
3.5	Amendment No. 3 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2020.
10.1	Transition and Separation Agreement, effective August 10, 2022, by and between the Company and Dr. Albert Bolles, Ph.D.
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation
101.DEF+	XBRL Taxonomy Extension Definition
101.LAB+	XBRL Taxonomy Extension Labels
101.PRE+	XBRL Taxonomy Extension Presentation
*	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.
**	Information is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
+	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDEC CORPORATION

By:	/s/ John D. Morberg
John D. Morberg
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:    October 7, 2022