Form 10-K/A
period 2022-05-29
LIFECORE BIOMEDICAL, INC. \DE\
filed 2023-03-16
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 29, 2022, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from _________ to _________.
Commission file number: 000-27446
LIFECORE BIOMEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3025618
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3515 Lyman Boulevard
Chaska,	Minnesota	55318
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code:
(952) 368-4300

LANDEC CORPORATION
2811 Airpark Drive
Santa Maria, California 93455
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LFCR	The NASDAQ Global Select Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $225,356,000 as of November 29, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on the NASDAQ Global Select Market (“NASDAQ”) reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 15, 2023, there were 30,319,208 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders (the “Proxy Statement”) filed with the Securities and Exchange Commission on September 19, 2022, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K/A, the Proxy Statement is not deemed to be filed as part hereof.

1

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed by Lifecore Biomedical, Inc. (f/k/a Landec Corporation) (the “Company”) to amend and restate its Annual Report on Form 10-K for the year ended May 29, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2022 (the “Original 10-K”, and, as amended by this Amendment, the “Annual Report”) to reflect the restatement of the Company’s audited consolidated financial statements as of and for the year ended May 29, 2022 contained in the Original 10-K (the “Restatement”). This Amendment also adjusts the report by Ernst & Young LLP, the Company’s Independent Registered Public Accounting Firm, that had appeared on page 39 of the Original 10-K.
In addition, the Company is including in this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively. The exhibits listed in Part IV-Item 15 “Exhibits and Financial Statement Schedules” are filed herewith in accordance with Rule 12b-15 of the Exchange Act.
This Amendment also includes the Company’s determination that, as of the date of the filing of this Amendment, the date the accompanying consolidated financial statements are being re-issued (the “Amended Filing Date”), the existence of certain conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year following the Amended Filing Date.
On November 14, 2022, the Company changed its name from “Landec Corporation” to “Lifecore Biomedical, Inc.” (the “Name Change”) Currently therewith, the Company also changed the name of its wholly owned subsidiary from “Lifecore Biomedical, Inc.” to “Lifecore Biomedical Operating Company, Inc.” Unless context otherwise requires, all references to “Landec Corporation” or “Landec” contained in the Annual Report refer to the Company, and all references to “Lifecore Biomedical, Inc.,” “Lifecore Biomedical,” or “Lifecore” refer to Lifecore Biomedical Operating Company, Inc. In connection with the Name Change, the Company’s common stock began trading under its new NASDAQ ticker symbol “LFCR” on November 15, 2022.

Background of Restatement
On January 31, 2023, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, after discussion with management, concluded that the Company’s previously issued audited consolidated financial statements as of and for the year ended May 29, 2022 (“Prior Financial Statements”) should no longer be relied upon and that the Company needed to restate the Prior Financial Statements. This determination resulted from the identification of errors in the Prior Financial Statements related to certain non-cash impairment charges related to the Company’s Curation Foods business contained in the Prior Financial Statements.
The Company has assessed the materiality of these errors in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 99 (“SAB”), Materiality and SAB No. 108, Quantifying Financial Statement Misstatements, and has concluded that the Prior Financial Statements should be restated.
In addition, and as disclosed in the Company’s Annual Report on Form 10-K for the year ended May 29, 2022, Landec Corporation had previously restated (the “Prior Q3 Interim Financial Statements Restatement”) its (i) unaudited consolidated balance sheets as of February 27, 2022 and May 30, 2021, (ii) unaudited consolidated statement of comprehensive (loss) income for the three and nine months ended February 27, 2022, (iii) unaudited consolidated statement of cash flows for the nine months ended February 27, 2022, (iv) unaudited consolidated statement of changes in stockholders' equity, and unaudited notes related thereto, as previously reported in our Quarterly Report on Form 10-Q for the third quarter period ended February 27, 2022 (the “Q3 Interim Financial Statements”).
The Prior Q3 Interim Financial Statements Restatement results from corrections by the Company primarily related to:
(i) the classification of certain expenses and the recording of accruals related to the Company’s recent disposition activities and the Company’s corporate transition of Landec Corporation to Lifecore Biomedical, which were classified incorrectly as restructuring expenses from continuing operations in our Q3 Interim Financial Statements, but which the Company corrected by classifying as selling, general and administrative expenses, and cost of goods sold within continuing operations;
(ii) the treatment of the fees received and costs incurred by the Company pursuant to the transition services agreement related to the sale of the Curation Foods’ Eat Smart business (the “TSA”), for which the Company had incorrectly recognized net of the TSA fees received and costs incurred as loss on sale of Eat Smart within discontinued operations, but for which the Company corrected by classifying the TSA fees received by the Company within transition services income and the TSA costs incurred by the Company as selling, general and administrative expenses within continuing operations; and
(iii) the classification of certain costs and expenses related to the Company’s recent disposition activities and the Company’s corporate transition of Landec Corporation to Lifecore Biomedical, which were incorrectly classified as loss on sale of Eat Smart within discontinued operations, but which the Company corrected by classifying as selling, general and administrative expenses within continuing operations.
The Company had assessed the materiality of these corrections in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Quantifying Financial Statement Misstatements, and concluded that the Q3 Interim Financial Statements should be restated.
Restatement Overview
For a more detailed description of the financial impact of the Restatement, see Note 1 - Correction of Error in Previously Reported Fiscal Year 2022 Annual Financial Statements, to the audited consolidated financial statements contained in this Annual Report on Form 10-K/A. The corrections regarding the Prior Q3 Interim Financial Statements Restatement and the presentation of the Q3 Interim Financial Statements are reflected in Note 14 - Correction of Error in Previously Reported Fiscal Year 2022 Interim Financial Statements (Unaudited) to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K/A. Note 14 is repeated, unchanged, from what previously was reported in Note 1 - Correction of Error in Previously Reported Fiscal Year 2022 Annual Financial Statements to our consolidated financial statements included in Part IV, Item 15 of the Annual Report on Form 10-K.
Internal Controls Considerations
In connection with the Restatement described above, management has determined that there was a material weakness in the Company's design and operation of controls related to the assessment of recoverability and measurement of fair value of certain indefinite-lived and long-lived assets, as of May 29, 2022. This is in addition to the existing material weakness in the design and operation of controls related to the accounting for and classification of certain non-standard transactions, which included discontinued operations and restructuring costs, as of May 29, 2022. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal controls over financial reporting, and material weakness identified, refer to “Controls and Procedures” in Part II, Item 9A of this Annual Report on Form 10-K/A.
Pursuant to Rule 12b-15 promulgated under the Securities Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by our principal executive officer and principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Going Concern
In addition, in connection with the preparation of this Form 10-K/A, the Company has evaluated its financial condition as of the Amended Filing Date. Based on this evaluation, the Company has determined that, as of the Amended Filing Date, the existence of certain conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year following the Amended Filing Date. The assessment of going concern is further discussed under “Part I, Item 1. Business ─ Overview”, “Part I, Item 1A. Risk Factors”, “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Going Concern” and “─ Liquidity and Capital Resources.”
Summary of Changes in this Annual Report on Form 10-K/A
In connection with the restatement of the foregoing, the Company, in this Amendment:
1.restated the audited consolidated financial statements as of and for the year ended May 29, 2022, in Note 1 Organization, Basis of Presentation, and Summary of Significant Accounting Policies, in Part IV, Item 15 of this Annual Report on Form 10-K/A;
2.restated the Q3 Interim Financial Statements, in Note 14 Correction of Error in Previously Reported Fiscal Year 2022 Interim Financial Statements (Unaudited), and Summary of Significant Accounting Policies, in Part IV, Item 15 of this Annual Report on Form 10-K/A;
3.updated the risk factors relating to its material weakness in its internal control over financial reporting and its ability to continue as a going concern in Item 1A. of this Annual Report on Form 10-K/A;
4.updated its cautionary note about forward-looking statements in connection with statements regarding the Company’s ability to continue as a going concern;
5.added “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Going Concern” and updated “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” to reflect its determination as to its ability to continue as a going concern; and
6.updated its disclosures regarding its controls and procedures in Part II, Item 9A. of this Annual Report on Form 10-K/A.

2

LIFECORE BIOMEDICAL, INC.
ANNUAL REPORT ON FORM 10-K/A

i

Cautionary Note About Forward-Looking Statements
This Annual Report on Form 10-K/A, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. Words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and similar expressions are used to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Potential risks and uncertainties include, without limitation, the timing and expenses associated with operations, the ability to achieve acceptance of our new products in the market place, weather conditions that can affect the supply and price of produce, government regulations affecting our business, uncertainties related to COVID-19 and the impact of our responses to it, the timing of regulatory approvals, our ability to continue as a going concern, the mix between domestic and international sales, and those other risks mentioned in Item 1A. “Risk Factors” of this report.
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
You should evaluate all forward-looking statements made by us in the context of all risks and uncertainties described with respect to our business. We caution you that the risks and uncertainties identified by us may not be all of the factors that are important to you. Furthermore, the forward-looking statements included in this report are made only as of the date of the Original 10-K. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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
Landec was incorporated in California on October 31, 1986 and reincorporated as a Delaware corporation on November 6, 2008. Landec’s common stock is listed on the NASDAQ Global Select Market under the symbol “LFCR”. The Company’s principal executive offices are located at 3515 Lyman Boulevard, Chaska, Minnesota 55318, and the telephone number is (952) 368-4300.

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
Following the Eat Smart Disposition, as well as the BreatheWay and Yucatan sales subsequent to fiscal year end, Curation Foods retains its O Olive business, and the Company retains its Lifecore business.
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
Yucatan & Cabo Fresh Avocado Products: The Company acquired Yucatan Foods on December 1, 2018. Yucatan Foods was founded in 1991. As part of the acquisition of Yucatan Foods, Curation Foods acquired the newly built production facility in Guanajuato, Mexico. The Yucatan Foods business added a double-digit growth platform, a lower-cost infrastructure in Mexico, and higher margin product offerings that generally exhibit less sourcing volatility. The Company manufactures and sells Yucatan and Cabo Fresh guacamole and avocado food products primarily to the U.S. grocery channel, but also to the U.S. mass retail, Canadian grocery retail and foodservice channels. Subsequent to the fiscal year ended May 29, 2022, on February 7, 2023, the Company sold its Yucatan Foods business for $17.5 million in cash.
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
Lifecore’s facilities in Chaska, Minnesota are used for the HA and non-HA manufacturing process, formulation, aseptic syringe and vial filling, analytical services, secondary packaging, warehousing raw materials and finished goods, and distribution. Lifecore provides versatility in the manufacturing of various types of finished products and supplies several different forms of HA and non-HA products in a variety of molecular weight fractions as powders, solutions and gels, and in a variety of bulk and single-use finished packages. As of the date of the Original 10-K, the Company believes that its current manufacturing capacity plan will be sufficient to allow it to meet the needs of its current customers for the foreseeable future.
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
Yucatan and Cabo Fresh
Guacamole for the Yucatan and Cabo Fresh brands is primarily produced and packed at the Company’s facility in Guanajuato, Mexico, using ingredients sourced from various third parties within the United States and Mexico. Subsequent to the fiscal year ended May 29, 2022, on February 7, 2023, the Company sold its Yucatan Foods business for $17.5 million in cash.
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

Available Information

The Company’s website is www.lifecore.com. The Company makes available free of charge copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the U.S. Securities and Exchange Commission (“SEC”). In addition, these materials may be obtained at the website maintained by the SEC at www.sec.gov. The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Going Concern
In connection with the preparation of this Form 10-K/A, the Company has evaluated its financial condition as of the Amended Filing Date. Based on this evaluation, the Company has determined that, as of the Amended Filing Date, the existence of certain conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year following the Amended Filing Date. The assessment of going concern is further discussed under “Part I, Item 1A. Risk Factors”, “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Going Concern” and “─ Liquidity and Capital Resources.”
Item 1A.    Risk Factors
Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business, prospects, financial condition and results of operations, any of which could subsequently have an adverse effect on the trading price of our common stock, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors in its entirety, in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-K/A and our other public filings with the SEC. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations in future periods.

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
We are currently not in compliance with the covenants under the New Credit Agreements. The New Credit Agreements provide our lenders with a lien against substantially all of our assets, and contains financial covenants that may limit our operational flexibility and cash flow available to invest in the ongoing needs of our business or otherwise adversely affect our results of operations.
The Company’s New Credit Agreements contain a number of covenants that limit the Company’s ability and its subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, create liens, engage in transactions with affiliates, merge or consolidate with other companies, or sell substantially all of its assets, as well containing certain affirmative covenants related to its reporting obligations and other operational matters. The Company is also required to maintain certain financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio pursuant to the terms of the New Credit Agreements, which also contain cross-default protections.
As of the Amended Filing Date, the Company determined that it was not in compliance with the covenant under the New Credit Agreements requiring the timely filing of financial statements. The inclusion of a going concern explanatory paragraph in the auditor’s report issued by Ernst and Young LLP in connection with the restated audited financial statements for the year ended May 29, 2022 included in this Annual Report on Form 10-K/A also violates the covenants under the New Credit Agreements. In addition, based on the Company’s current financial projections for the one-year period following the Amended Filing Date, the Company anticipates that it will not be in compliance with certain financial covenants under the New Credit Agreements during the one-year period following the Amended Filing Date, including the minimum fixed charge coverage ratio covenant for the fiscal quarters ending May 30, 2023 through November 30, 2023; the maximum leverage ratio covenant as of the fiscal quarters ending May 30, 2023 through November 30, 2023; the minimum liquidity covenant for each of the fiscal quarters ended as of February 26, 2023 through May 30, 2024; and the minimum Lifecore gross profit covenant for the fiscal quarters ending February 26, 2023 through August 30, 2023. Pursuant to the terms of the New Credit Agreements, as a result of the Company’s failure to comply with the covenants described above, the agents and the lenders under the New Credit Agreements are entitled to immediately cancel all unfunded commitments and to accelerate the maturity of all of the outstanding debt thereunder, at which time all such outstanding borrowings, plus all accrued and unpaid interest and other fees and expenses, would become immediately due and payable by the Company. In addition, as a result of such defaults, under the New Credit Agreements, the Company will automatically be subject to increased interest rates for any outstanding borrowings thereunder prior to repayment and, even if the agent and the lenders under the Refinance Revolver (as defined in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt”) do not exercise their rights to immediately accelerate all outstanding obligations, such lenders may refuse to fund additional borrowings thereunder, which the Company relies upon for short-term liquidity needs.
Although the agents and the Lenders have not taken any action to accelerate the maturity of the debt under the New Credit Agreements, nor have the Lenders under the Refinance Revolver indicated that they intend to prevent the Company from incurring additional borrowings thereunder, they may elect to do so at any time. The Company does not currently have sufficient liquidity to fund payment of the amounts that would become due under the New Credit Agreements if the maturity was accelerated, nor does management have projected future cash flows to repay these outstanding borrowings under the New Credit Agreements if the maturity becomes accelerated in the future, which could result in the agents and Lenders electing to foreclose on the Company and its collateral (which represents substantially all of the Company’s assets), or else could leave to the Company filing of bankruptcy or undertaking similar liquidation activities, all of which could have a material adverse effect on the Company’s business, prospects, results of operations, liquidity and financial condition. In addition, if the Lenders refuse to fund additional borrowings under the Refinance Revolver, the Company may be unable to meet its liquidity needs, which could, in turn, create significant challenges for the Company, including its ability to pay existing obligations, or to fund working capital, capital expenditures, product development efforts and other general corporate purposes, and may lead to bankruptcy or similar issues. Lastly, the increase in interest rate costs could cause the Company to significantly increase the amount of cash flow from operations or cash on hand to the payment of interest on such indebtedness which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes.
While the Company is currently in negotiations with the Lenders to seek a forbearance and amendment agreement to remedy the Company’s current and anticipated noncompliance with its covenants under the New Credit Agreements, as well as exploring its strategic alternatives, which may include, among other things, a refinancing of the Company’s existing indebtedness, there can be no assurance that we will be able to obtain an acceptable amendment under the New Credit Agreements or any alternative financing on terms acceptable to us, or at all, and such an amendment or refinancing may not remediate the issues described above, and may subject the Company to further restrictions, limitations and costs that could have a material adverse effect on the Company’s business, prospects, results of operations, liquidity and financial condition.
In addition, even if the Company enters into an amendment to the New Credit Agreements to resolve the Company’s existing and anticipated noncompliance thereunder, there can be no assurance that we may be in default again in the future. The Company’s ability to make payments on its debt, fund its other liquidity needs, and make planned capital expenditures will depend on its ability to generate cash in the future. The Company’s historical financial results have been, and the Company anticipates that its future financial results will be, subject to fluctuations. The Company’s ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. The Company cannot guarantee that the Company’s business will generate sufficient cash flow from its operations or that future borrowings will be available to the Company in an amount sufficient to enable it to make payments of its debt, fund other liquidity needs, and make planned capital expenditures.
We have concluded there is a substantial doubt about our ability to continue as a going concern.
As described under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Going Concern” the Company has evaluated its financial condition as of the date the accompanying consolidated financial statements are being re-issued (the “Amended Filing Date”), and, based on this evaluation, the Company has determined that, as of the Amended Filing Date, the existence of certain conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year following the Amended Filing Date.
In addition, the Company’s ability to meet its liquidity needs for one year following the Amended Filing Date will largely depend on its ability to generate cash in the future. As of November 27, 2022, the Company incurred net losses of $12.5 million, and the Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are outside of the Company’s control, including the actions taken by the Company’s agents and Lenders under the New Credit Agreements with respect to the Company’s current and anticipated noncompliance under the New Credit Agreements, the terms of any amendment thereto or any refinancing, if any, the Company’s ability to secure new customer relationships and retain and grow existing customer relationships, the Company’s ability to execute on its strategic plans, the ability of the Company to manage expenses and grow the business to generate future cash flows, and the availability and terms of future financing, among others. Based on the Company’s financial projections as of the Amended Filing Date, the Company does not believe that it will have adequate liquidity to meet its obligations for at least one year following the Amended Filing Date. If the Company is unable to manage these risks and uncertainties, and is unable to meet its liquidity needs, its business would be jeopardized and may not be able to continue to operate. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Going Concern” and “— We are currently not in compliance with the covenants under the New Credit Agreements. The New Credit Agreements provide the Lenders with a lien against substantially all of the Company’s assets, and contains financial covenants that may limit our operational flexibility and cash flow available to invest in the ongoing needs of our business or otherwise adversely affect the Company’s results of operations.”
In addition, the Company’s determination of the existence of substantial doubt as to the Company’s ability to continue as a going concern itself has had, and may in the future have, adverse consequences for the Company. In particular, as described elsewhere in these risk factors, the inclusion of a going concern explanatory paragraph in the auditor’s report issued by Ernst and

Young LLP in connection with the restated audited financial statements for the year ended May 29, 2022 included in the this Annual Report on Form 10-K/A violated the covenants under the New Credit Agreements. In addition, a public announcement of this declaration, combined with the Company’s existing and anticipated noncompliance with the terms under the New Credit Agreements and its decision to explore strategic alternatives, may cause or result in:
•harm to the Company’s reputation, investor confidence, customer relationships, relationships with the Company’s agents and Lenders, and the willingness for third parties to do business with the Company on favorable terms, or at all, in the future;
•disruption of the Company’s business;
•distraction of the Company’s management and employees;
•difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel;
•difficulty in maintaining or negotiating and consummating new, business or strategic relationships or transactions;
•increased stock price volatility; and
•increased costs and advisory fees.
If the Company is unable to mitigate these or other potential risks related to the uncertainty caused by the Company’s determination that substantial doubt exists as to the Company’s ability to continue as a going concern, as well as its noncompliance with the terms of its New Credit Agreements and its announcement of its intention to review strategic alternatives, it may disrupt the Company’s business or adversely impact the Company’s prospects, reputation, revenue, operating results, and financial condition.
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

Risks Related to Ownership of Our Common Stock

We have identified material weaknesses in our internal control over financial reporting, which if not remediated, could adversely affect our business.

Our independent registered public accountants identified material weaknesses in our internal control over financial reporting related to the restatement described elsewhere in this Amendment No. 1 to this Annual Report on Form 10-K/A. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls or if we experience difficulties in their implementation, our business and financial results could be harmed and we could fail to meet our financial reporting obligations. As part of preparing our fiscal year 2022 consolidated financial statements, we identified an error in management’s conclusions regarding certain non-standard transactions, which included discontinued operations, and its impairment analysis of indefinite-lived and long-lived assets, resulting in (i) the presentation of certain amounts related to discontinued operations as a result of the Eat Smart Disposition, which resulted in an error in our previously reported consolidated balance sheet and quarterly statement of operations presented in our fiscal year 2022 third quarter consolidated financial statements; and (ii) the impairment of certain indefinite-lived and long-lived assets of Yucatan, which resulted in an error in our previously reported consolidated financial statements as of and for the year ended May 29, 2022 included in the Original Form 10-K. See Part II, Item 8. Financial Statements and Supplementary Data, Note 1 for further information. If the steps we take do not correct the material weaknesses in a timely manner, we may be unable to conclude in the future that we maintain effective internal control over financial reporting.

See Item 9A., “Controls and Procedures,” in this Annual Report on Form 10-K/A for additional information regarding the identified material weaknesses and our actions to date to remediate the material weaknesses. The implementation of procedures to remediate the material weaknesses is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot be certain that these measures will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our securities to decline.

While our management believes we have made progress toward remediating the underlying causes of the material weaknesses, the implementation of these procedures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot be certain that these measures will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our securities to decline.

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
As described in the Risk Factor entitled “We have identified material weaknesses in our internal control over financial reporting, which if not remediated, could adversely affect our business”, the Company has identified lapses and deficiencies in its controls and procedures, which have resulted in material weaknesses. Additional lapses or deficiencies in disclosure controls and procedures or in our internal control over financial reporting may occur from time to time in the future. There can be no assurance that our disclosure controls and procedures will be effective in preventing a material weakness or significant deficiency in internal control over financial reporting from occurring in the future. Any such lapses or deficiencies may materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend resources to correct the lapses or deficiencies, which could include the restating of previously reported financial results, expose us to regulatory or legal proceedings, harm our reputation, or otherwise cause a decline in investor confidence.

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

Item 3.    Legal Proceedings
The information contained in Note 9 - Commitments and Contingencies to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K/A is incorporated herein by reference.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Common Stock is traded on the NASDAQ Global Select Market under the symbol “LFCR”.
On November 14, 2022, the Company changed its name from “Landec Corporation” to “Lifecore Biomedical, Inc.” (the “Name Change”) Currently therewith, the Company also changed the name of its wholly owned subsidiary from “Lifecore Biomedical, Inc.” to “Lifecore Biomedical Operating Company, Inc.” Unless context otherwise requires, all references to “Landec Corporation” or “Landec” contained in the Annual Report refer to the Company, and all references to “Lifecore Biomedical, Inc.,” “Lifecore Biomedical,” or “Lifecore” refer to Lifecore Biomedical Operating Company, Inc. In connection with the Name Change, the Company’s common stock began trading under its new NASDAQ ticker symbol “LFCR” on November 15, 2022.
Holders
As of March 15, 2023, there were approximately 45 holders of record of our common stock. Since certain holders are listed under their brokerage firm’s names, the actual number of stockholders is higher.
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
On November 14, 2022, the Company changed its name from “Landec Corporation” to “Lifecore Biomedical, Inc.” (the “Name Change”) Currently therewith, the Company also changed the name of its wholly owned subsidiary from “Lifecore Biomedical, Inc.” to “Lifecore Biomedical Operating Company, Inc.” Unless context otherwise requires, all references to “Landec Corporation” or “Landec” contained in the Annual Report refer to the Company, and all references to “Lifecore Biomedical, Inc.,” “Lifecore Biomedical,” or “Lifecore” refer to Lifecore Biomedical Operating Company, Inc. In connection with the Name Change, the Company’s common stock began trading under its new NASDAQ ticker symbol “LFCR” on November 15, 2022.
Going Concern
As of May 29, 2022, the Company had cash and cash equivalents of $1.6 million and outstanding borrowings of $138.2 million, net of issuance costs, and as of November 27, 2022, the Company had cash and cash equivalents of $6.8 million and outstanding borrowings of $147.0 million, net of issuance costs. The Company continues to experience unfavorable market conditions leading to lower than projected sales proceeds from the disposition of its Curation Foods businesses.
The Company performed an assessment, which occurred on the date of the filing of this Form 10-K/A, to determine whether there were conditions or events that, considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern within one year following the date the accompanying consolidated financial statements are being re-issued (the “Amended Filing Date”).
The Company’s ability to meet its liquidity needs for one year following the Amended Filing Date will largely depend on its ability to generate cash in the future. As of November 27, 2022, the Company incurred net losses of $12.5 million, and the Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on the Company’s financial projections as of the Amended Filing Date, the Company does not believe that it will have adequate liquidity to meet its obligations for at least one year following the Amended Filing Date.
The Company further considered how these factors and uncertainties have and could impact its ability to meet the obligations specified in the New Credit Agreements with the Lenders (each as defined in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Liquidity and Capital Resources – Debt”) for at least one year following the Amended Filing Date. As of the Amended Filing Date, the Company determined that it was not in compliance with the covenant under the New Credit Agreements requiring the timely filing of financial statements. In addition, the inclusion of a going concern explanatory paragraph in the auditor’s report issued by Ernst and Young LLP in connection with the restated audited financial statements for the year ended May 29, 2022 included in this Annual Report on Form 10-K/A also violates the covenants under the New Credit Agreements.
In addition, based on the Company’s current financial projections for the one-year period following the Amended Filing Date, the Company anticipates that it will not be in compliance with certain financial covenants under the New Credit Agreements during the one-year period following the Amended Filing Date, including the minimum fixed charge coverage ratio covenant for the fiscal quarters ending May 30, 2023 through November 30, 2023; the maximum leverage ratio covenant as of the fiscal quarters ending May 30, 2023 through November 30, 2023; the minimum liquidity covenant for each of the fiscal quarters ended as of February 26, 2023 through May 30, 2024; and the minimum Lifecore gross profit covenant for the fiscal quarters ending February 26, 2023 through August 30, 2023. Pursuant to the terms of the New Credit Agreements, as a result of the Company’s failure to comply with the covenants described above, the agents and the lenders under the New Credit Agreements are entitled to immediately cancel all unfunded commitments and to accelerate the maturity of all of the outstanding debt thereunder, at which time all such outstanding borrowings would become immediately due and payable by the Company. In addition, as a result of such defaults, under the New Credit Agreements, the Company will be subject to increased interest rates for any outstanding borrowings thereunder prior to repayment and, even if the agent and the lenders under the Refinance Revolver (as defined in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt”) do not exercise their rights to immediately accelerate all outstanding obligations, such lenders may refuse to fund additional borrowings thereunder, which the Company relies upon for short-term liquidity needs.
Although the Company is currently in default, as of the Amended Filing Date, the agents and the Lenders have not taken any action to accelerate the maturity of the debt under the New Credit Agreements, nor have the Lenders under the Refinance Revolver indicated that they intend to prevent the Company from incurring additional borrowings thereunder. In such an event, however, the Company does not currently have sufficient liquidity to fund payment of the amounts that would be due under the New Credit Agreements nor does management have projected future cash flows to repay these outstanding borrowings under the New Credit Agreements if such amounts were to become payable. The Company’s inability to raise additional capital on acceptable terms in the near future, whether for purposes of funding payments required under the New Credit Agreements or providing additional liquidity needed for its operations, could have a material adverse effect on its business, results of operations, liquidity and financial condition.
In response to these conditions, the Company is currently in negotiations with the Lenders to seek a forbearance and amendment agreement to remedy the Company’s current and anticipated noncompliance with its covenants under the New Credit Agreements. The Company also intends to conduct a review of its strategic alternatives, which may involve seeking additional or alternative financing or the sale of all or a portion the Company. These processes are ongoing, however, and there can be no assurances that they will result in the completion of any such amendment, transaction or other alternative that would alleviate such conditions under the New Credit Agreements or the circumstances that give rise to substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the Amended Filing Date.
Accordingly, the Company determined that it cannot be certain that the Company’s plans and initiatives would be effectively implemented within one year after the Amended Filing Date. Without giving effect to the Company’s plans and initiatives, it is unlikely that the Company will be able to generate sufficient cash flows to meet its required financial obligations, including its debt service and other obligations due to third parties within one year after the Amended Filing Date. The existence of these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the Amended Filing Date.
These audited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for one year following the Amended Filing Date. As such, the accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.
As a result, all outstanding borrowings under the New Credit Agreements are classified as short term on the Consolidated Balance Sheet as of May 29, 2022 contained in these audited consolidated financial statements.
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
2) Focus on Strategic Assets: Simplify the business by divesting non-core assets. In the first quarter of fiscal year 2021, the Company sold its interest in the Ontario, California salad dressing manufacturing facility for net proceeds of $4.9 million. During the second quarter of fiscal year 2021, the Company sold the underutilized Hanover manufacturing facility building and assets related thereto for net proceeds of $8.0 million. In the third quarter of fiscal year 2022, the Company sold Curation Foods’ Eat Smart business, including its salad and cut vegetable businesses for a purchase price of $73.5 million in cash, subject to post-closing adjustments based upon net working capital at the Closing Date. Subsequent to the end of fiscal year 2022, on June 2, 2022, the Company and Curation Foods entered into and closed an Asset Purchase Agreement with Hazel Technologies, Inc. (the “Purchaser”), pursuant to which Curation Foods sold all of its assets related to BreatheWay packaging technology business to the Purchasers in exchange for an aggregate purchase price of $3.2 million. Subsequent to the fiscal year ended May 29, 2022, on February 7, 2023, the Company sold its Yucatan Foods business for $17.5 million in cash and expects to recognize a loss on the sale in its third quarter ended February 26, 2023 of approximately $15 million to $17 million.
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

Restatement of Previously Issued Financial Statements
This “Management's Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the Restatement, as more fully described in Note 1 - Correction of Error in Previously Reported Fiscal Year 2022 Annual Financial Statements to our accompanying audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K/A. For further detail regarding the Restatement, see “Explanatory Note” and Part II, Item 9A, “Controls and Procedures” contained in this Annual Report on Form 10-K/A.

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

During fiscal year 2020, the Company recorded an impairment charge of $1.1 million and $3.5 million related to its O and Yucatan Foods trademarks, respectively. The Company also recorded an impairment charge of $5.2 million and $2.7 million related to its O and Yucatan Foods goodwill, respectively. The O impairment charges were primarily a result of the recently updated (lowered) financial outlook for the O reporting unit, related to a recent shift in strategic focus within the Curation Foods business segment. The Yucatan Foods impairment charges were primarily a result of an increase in the Yucatan Foods carrying value and an increase in the discount rate, as a result of uncertainty in forecasting the effects of COVID-19 and general economic uncertainties. These impairment charges are included in the line item “impairment of goodwill and long-lived and indefinite-lived assets” on the Consolidated Statements of Operations, and both are in the Curation Foods business segment.
As discussed in Note 1 - Correction of Error in Previously Reported Fiscal Year 2022 Annual Financial Statements to the consolidated financial statements in this Annual Report on Form 10-K/A, during fiscal year 2022, the Company recorded impairment charges of $32.1 million and $20.0 million related to its Eat Smart business and Yucatan Foods goodwill, respectively. The Company also recorded an impairment charge of $8.4 million and $5.8 million, as restated, related to its Yucatan Foods trademarks and customer relationships, respectively. These impairment charges were primarily a result of an indication of a decrease in the fair market values of our Eat Smart and Yucatan Foods businesses driven by lower market valuations and a decrease in projected cash flows. The goodwill impairment charge related to the Eat Smart business goodwill is included in “loss from discontinued operations” within the Consolidated Statements of Operations. The Yucatan Foods related impairment charges are included in the line item “impairment of goodwill and long-lived and indefinite-lived assets” on the Consolidated Statements of Operations and are in the Curation Foods business segment.

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

Impairment of Goodwill and Long-Lived and Indefinite-Lived assets, Legal Settlement Charge, and Restructuring Costs

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	May 29, 2022	May 30, 2021	Amount	%	May 30, 2021	May 31, 2020	Amount	%
	As restated
Impairment of Goodwill and Long-Lived and Indefinite-Lived Assets	$46,089	$—	$46,089	100%	$—	$12,953	$(12,953)	(100)%
Legal Settlement Charge	—	1,763	(1,763)	(100)%	1,763	—	1,763	100%
Restructuring Costs	8,961	3,759	5,202	138%	3,759	4,054	(295)	(7)%

As discussed in Note 1 - Correction of Error in Previously Reported Fiscal Year 2022 Annual Financial Statements to the consolidated financial statements in this Annual Report on Form 10-K/A, during fiscal year 2022, the Company recorded an impairment charge of $20.0 million related to its Yucatan Foods goodwill. The Company also recorded impairment charges of $8.4 million, $11.9 million, and $5.8 million related to its Yucatan Foods trademarks, property and equipment, and customer relationships, respectively. These impairment charges were primarily a result of an indication of a decrease in the fair market value of our Yucatan Foods businesses driven by lower market valuations and a decrease in projected cash flows. The Yucatan Foods related impairment charges are included in the line item “impairment of goodwill and long-lived and indefinite-lived assets” on the Consolidated Statements of Operations and are in the Curation Foods business segment. Refer to Note 1 - Impairment Review of Goodwill and Indefinite-Lived Intangible Asset in the notes to our consolidated financial statements for more information.

During fiscal year 2020, the Company recorded an impairment charge of $1.1 million and $3.5 million related to its O and Yucatan Foods trademarks, respectively. The Company also recorded an impairment charge of $5.2 million and $2.7 million related to its O and Yucatan Foods goodwill, respectively. The O impairment charges were primarily a result of the recently updated (lowered) financial outlook for the O reporting unit, related to a recent shift in strategic focus within the Curation Foods business segment. The Yucatan Foods impairment charges were primarily a result of an increase in the Yucatan Foods carrying value and an increase in the discount rate, as a result of uncertainty in forecasting the effects of COVID-19 and general economic uncertainties. These impairment charges are included in the line item “impairment of goodwill and long-lived and indefinite-lived assets” on the Consolidated Statements of Operations, and both are in the Curation Foods business segment.
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

Other:

(In thousands, except percentages)	Year Ended		Change		Year Ended		Change
	As restated
	May 29, 2022	May 30, 2021	Amount	%	May 30, 2021	May 31, 2020	Amount	%
Interest Income	$81	$48	$33	69%	$48	$72	$(24)	(33)%
Interest Expense, net	(17,357)	(10,387)	(6,970)	67%	(10,387)	(4,646)	(5,741)	124%
Transition Services Income	5,814	—	5,814	100%	—	—	—	—%
Loss on Debt Refinancing	—	(1,110)	1,110	(100)%	(1,110)	—	(1,110)	100%
Other Income (Expense), net	641	111	530	N/M	111	(195)	306	N/M
Income Tax Benefit	5,945	1,903	4,042	212%	1,903	8,774	(6,871)	(78)%

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
Income Tax Benefit (As restated)

The change in income tax benefit for fiscal year 2022 compared to fiscal year 2021 was primarily due to the Company’s increase in net loss before income taxes from continuing operations and the Company’s effective tax rate for fiscal year 2022 changed from a tax provision benefit of 16.59% to a tax provision benefit of 8.56% in comparison to fiscal year 2021 after adjustment for discontinued operations. The decrease in the effective tax rate for fiscal year 2022 was primarily due to a significant valuation allowance increase and the impairment of Yucatan Foods goodwill. Refer to Note 1 - Correction of Error in

Previously Reported Fiscal Year 2022 Annual Financial Statements to the consolidated financial statements in this Annual Report on Form 10-K/A, for details on the restatement.

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

Cash Flows from Operating Activities

Net cash used in operating activities during fiscal year 2022 was $24.4 million compared to $15.0 million of net cash provided by operating activities during fiscal year 2021. The primary uses of net cash in operating activities during fiscal year 2022 were (1) a $114.7 million net loss, (2) an $6.6 million net increase in working capital, and (3) a $7.0 million reduction in deferred taxes. These uses of cash were partially offset by (1) $78.1 million impairment of goodwill and long-lived and indefinite-lived assets, (2) $20.5 million of depreciation/amortization and stock-based compensation expense, and (3) $5.5 million Loss on sale of Eat Smart and loss on disposal of property and equipment related to restructuring, net.

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
On December 31, 2020, the Company refinanced its existing term loan and revolving credit facility by entering into two separate Credit Agreements (the "New Credit Agreements") with BMO and Goldman Sachs Specialty Lending Group, L.P. (“Goldman”) and Guggenheim Credit Services, LLC ("Guggenheim"), as lenders (collectively, the “Refinance Lenders”). Pursuant to the credit agreement related to the revolving credit facility, BMO has provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $75.0 million revolving line of credit (the “Refinance Revolver”) and serves as administrative agent of the Refinance Revolver. Pursuant to the credit agreement related to the term loan, Goldman and Guggenheim have provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $170.0 million term loan facility (split equally between Goldman and Guggenheim) (the “Refinance Term Loan”) and Goldman serves as administrative agent of the Refinance Term Loan. The Refinance Revolver and Refinance Term Loan are guaranteed, and secured by, substantially all of the Company’s and the Company's direct and indirect subsidiaries' assets.
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

In April 2022 the Company amended the New Credit Agreements to make available again $20.0 million of term debt that that had been previously repaid. In connection with this amendment, the Company incurred debt issuance costs from the lender of $0.7 million.

As of May 29, 2022, (i) $40.0 million was outstanding on the Refinance Revolver, at an interest rate of 3.00%, (ii) $103.7 million was outstanding on the Refinance Term Loan, at an interest rate of 9.5%, and (iii) the Company was in compliance with all financial covenants and had no events of default under the New Credit Agreements. However, as of the Amended Filing Date, the Company was not in compliance with the covenants under the New Credit Agreements. Please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern” for more information.

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

Going Concern

As of May 29, 2022, the Company had cash and cash equivalents of $1.6 million and outstanding borrowings of $138.2 million, net of issuance costs, and as of November 27, 2022, the Company had cash and cash equivalents of $6.8 million and outstanding borrowings of $147.0 million, net of issuance costs. The Company continues to experience unfavorable market conditions leading to lower than projected sales proceeds from the disposition of its Curation Foods businesses.
The Company performed an assessment, which occurred on the date of the filing of this Form 10-K/A, to determine whether there were conditions or events that, considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern within one year following the date the accompanying consolidated financial statements are being re- issued (the “Amended Filing Date”).
The Company’s ability to meet its liquidity needs for one year following the Amended Filing Date will largely depend on its ability to generate cash in the future. As of November 27, 2022, the Company incurred net losses of $12.5, and the Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on the Company’s financial projections as of the Amended Filing Date, the Company does not believe that it will have adequate liquidity to meet its obligations for at least one year following the Amended Filing Date.
The Company further considered how these factors and uncertainties have and could impact its ability to meet the obligations specified in the New Credit Agreements with the Lenders for at least one year following the Amended Filing Date. As of the Amended Filing Date, the Company determined that it was not in compliance with the covenant under the New Credit Agreements requiring the timely filing of financial statements. In addition, the inclusion of a going concern explanatory paragraph in the auditor’s report issued by Ernst and Young LLP in connection with the restated audited financial statements for the year ended May 29, 2022 included in this Annual Report on Form 10-K/A also violates the covenants under the New Credit Agreements.
In addition, based on the Company’s current financial projections for the one-year period following the Amended Filing Date, the Company anticipates that it will not be in compliance with certain financial covenants under the New Credit Agreements during the one-year period following the Amended Filing Date, including the minimum fixed charge coverage ratio covenant for the fiscal quarters ending May 30, 2023 through November 30, 2023; the maximum leverage ratio covenant as of the fiscal quarters ending May 30, 2023 through November 30, 2023; the minimum liquidity covenant for each of the fiscal quarters ended as of February 26, 2023 through May 30, 2024; and the minimum Lifecore gross profit covenant for the fiscal quarters ending February 26, 2023 through August 30, 2023. Pursuant to the terms of the New Credit Agreements, as a result of the Company’s failure to comply with the covenants described above, the agents and the lenders under the New Credit Agreements are entitled to immediately cancel all unfunded commitments and to accelerate the maturity of all of the outstanding debt thereunder, at which time all such outstanding borrowings would become immediately due and payable by the Company. In addition, as a result of such defaults, under the New Credit Agreements, the Company will be subject to increased interest rates for any outstanding borrowings thereunder prior to repayment and, even if the agent and the lenders under the Refinance Revolver do not exercise their rights to immediately accelerate all outstanding obligations, such lenders may refuse to fund additional borrowings thereunder, which the Company relies upon for short-term liquidity needs.
Although the Company is currently in default, as of the Amended Filing Date, the agents and the Lenders have not taken any action to accelerate the maturity of the debt under the New Credit Agreements, nor have the Lenders under the Refinance Revolver indicated that they intend to prevent the Company from incurring additional borrowings thereunder. In such an event, however, the Company does not currently have sufficient liquidity to fund payment of the amounts that would be due under the New Credit Agreements nor does management have projected future cash flows to repay these outstanding borrowings under the New Credit Agreements if such amounts were to become payable. The Company’s inability to raise additional capital on acceptable terms in the near future, whether for purposes of funding payments required under the New Credit Agreements or providing additional liquidity needed for its operations, could have a material adverse effect on its business, results of operations, liquidity and financial condition.

In response to these conditions, the Company is currently in negotiations with the Lenders to seek a forbearance and amendment agreement to remedy the Company’s current and anticipated noncompliance with its covenants under the New Credit Agreements. The Company also intends to conduct a review of its strategic alternatives, which may involve seeking additional or alternative financing or the sale of all or a portion the Company. These processes are ongoing, however, and there can be no assurances that they will result in the completion of any such amendment, transaction or other alternative that would alleviate such conditions under the New Credit Agreements or the circumstances that give rise to substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the Amended Filing Date.
Accordingly, the Company determined that it cannot be certain that the Company’s plans and initiatives would be effectively implemented within one year after the Amended Filing Date. Without giving effect to the Company’s plans and initiatives, it is unlikely that the Company will be able to generate sufficient cash flows to meet its required financial obligations, including its debt service and other obligations due to third parties within one year after the Amended Filing Date. The existence of these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the Amended Filing Date.
These audited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for one year following the Amended Filing Date. As such, the accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.
As a result, all outstanding borrowings under the New Credit Agreements are classified as short term on the Consolidated Balance Sheet as of May 29, 2022 contained in these audited consolidated financial statements.
Please see “Note 1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies” to the Accompanying Financial Statements for additional information regarding our going concern assessment in connection with the Accompanying Financial Statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
Our net interest expense is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates will affect our net interest expense, as well as the fair value of our debt.
On December 31, 2020, the Company refinanced its existing term loan and revolving credit facility by entering into two separate Credit Agreements (the "New Credit Agreements") with BMO and Goldman Sachs Specialty Lending Group, L.P. (“Goldman”) and Guggenheim Credit Services, LLC ("Guggenheim"), as lenders (collectively, the “Refinance Lenders”). Pursuant to the credit agreement related to the revolving credit facility, BMO has provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $75.0 million revolving line of credit (the “Refinance Revolver”) and serves as administrative agent of the Refinance Revolver. Pursuant to the credit agreement related to the term loan, Goldman and Guggenheim have provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $170.0 million term loan facility (split equally between Goldman and Guggenheim) (the “Refinance Term Loan”) and Goldman serves as administrative agent of the Refinance Term Loan. The Refinance Revolver and Refinance Term Loan are guaranteed, and secured by, substantially all of the Company’s and the Company's direct and indirect subsidiaries' assets.
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

Item 8.    Financial Statements and Supplementary Data
The information contained in Part IV, Item 15 included elsewhere in this Annual Report on Form 10-K/A is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K/A. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer concluded that due to material weaknesses in our internal control over financial reporting as described in the “Management’s Report on Internal Control over Financial Reporting”, our disclosure controls and procedures were not effective as of May 29, 2022.

As further described below, the Company’s management is in the process of developing plans to remediate the material weaknesses identified, but they have not been remediated as of the date of filing of this Annual Report on Form 10-K/A. Despite the existence of these material weaknesses, our management believes that the consolidated financial statements included in this Annual Report on Form 10-K/A fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
Other than the identification of the material weaknesses as described in “Management’s Report on Internal Control over Financial Reporting”, there have been no changes in our system of internal control over financial reporting during the quarter ended May 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of May 29, 2022. In making this assessment, which was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). As part of our annual assessment, management has concluded that we did not design and operate effective internal controls over the assessment of recoverability and measurement of fair value of certain indefinite-lived and long-lived assets. This resulted in a material error in our annual financial information as presented in and filed with our Annual Report on Form 10-K for the fiscal year ended May 29, 2022. As a result, we have restated the impacted financial information and corrected these errors in Note 1 - Correction of Error in

Previously Reported Fiscal Year 2022 Annual Financial Statements to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K/A.
Additionally, as presented in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022, management concluded previously that we did not design and operate effective internal controls over the completeness and accuracy of the accounting for non-standard transactions, that would include discontinued operations and restructuring activity. Specifically, we did not design controls for non-standard transactions to ensure the accurate presentation of non-standard transactions, which would include discontinued operations and certain restructuring costs in our financial statements. This resulted in a material error in our interim financial information as presented in and filed with our Quarterly Report on Form 10-Q for our third quarter ended February 27, 2022. As a result, we have restated the impacted interim financial information and corrected these errors in Note 14 - Correction of Error in Previously Reported Fiscal Year 2022 Interim Financial Statements (Unaudited) to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K/A. Note 14 is repeated, unchanged, from what previously was reported in Note 1 - Correction of Error in Previously Reported Fiscal Year 2022 Annual Financial Statements to our consolidated financial statements included in Part IV, Item 15 of the Annual Report on Form 10-K.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have determined that a gap exists in the design and operations of our controls related to the accounting and classification of certain non-standard transactions, including discontinued operations and certain restructuring costs, and in the design and operation of our controls related to the assessment of recoverability and measurement of fair value of certain indefinite-lived and long-lived assets, including intangible and other long-lived assets, which constitute material weaknesses.
As discussed in Part II, Item 8. Financial Statements and Supplementary Data, Note 1 - Correction of Error in Previously Reported Fiscal Year 2022 Annual Financial Statements to our consolidated financial statements, the Company is restating our previously issued (i) consolidated balance sheet as of May 29, 2022, (ii) consolidated statement of comprehensive (loss) income for year ended May 29, 2022, (iii) consolidated statement of cash flows for the year ended May 29, 2022, (iv) consolidated statement of changes in stockholders' equity, and notes related thereto, as previously reported in our Annual Report on Form 10-K for the fiscal year ended May 29, 2022 (the “Prior Annual Financial Statements”).
The Restatement results from corrections by the Company primarily related to the impairment of indefinite-lived and long-lived assets related to Yucatan Foods.
As discussed in Part II, Item 8. Financial Statements and Supplementary Data, Note 14 -Correction of Error in Previously Reported Fiscal Year 2022 Interim Financial Statements (Unaudited) to our consolidated financial statements, the Company is restating our previously issued (i) unaudited consolidated balance sheet as of February 27, 2022 and May 30, 2021, (ii) unaudited consolidated statements of comprehensive (loss) income for the three and nine months ended February 27, 2022, (iii) unaudited consolidated statement of cash flows for the nine months ended February 27, 2022, (iv) unaudited consolidated statement of changes in stockholders' equity, and unaudited notes related thereto, as previously reported in our Quarterly Report on Form 10-Q for the third quarter period ended February 27, 2022 (“Prior Q3 Interim Financial Statements”).

The Prior Q3 Interim Financial Statement Restatement results from corrections by the Company primarily related to:
(i) the classification of certain expenses and the recording of accruals related to the Company’s recent disposition activities and the Company’s corporate transition of Landec Corporation to Lifecore Biomedical, which were previously classified as restructuring expenses from continuing operations in our Prior Q3 Interim Financial Statements, but which the Company intends to correct to classify as selling, general and administrative expenses, and cost of goods sold within continuing operations;
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

Based upon our current assessment, which considered the material weaknesses described above, our management concluded that our internal control over financial reporting was not effective at May 29, 2022.

Management’s Plan for Remediation of the Material Weaknesses
In response to the material weaknesses described above, with the oversight of the Audit Committee of our Board of Directors, management has corrected the errors in its interim and annual financial statements. Management is currently evaluating remediation activities related to our processes for assessing recoverability and measurement of fair value of certain indefinite-lived and long-lived assets that will include, but are not limited to the following (i) developing a more comprehensive review over the periodic assessment of recoverability of indefinite-lived and long-lived assets; and (ii) enhancing and developing a more comprehensive review process and monitoring controls related to the measurement of fair values of indefinite-lived and long-lived assets. In addition, Management is currently evaluating remediation activities related to our non-standard transaction processes that will include, but are not limited to the following (i) enhancing and developing a more comprehensive review process and monitoring controls related to non-standard transactions; and (ii) continuing to provide training and development to our accounting team related to non-standard transactions, including discontinued operations and restructuring activity.
The remediation efforts are intended to both address the identified material weaknesses and to enhance our overall financial control environment and will be subject to ongoing senior management review, as well as Audit Committee oversight. We plan to complete this remediation process as quickly as possible. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting stating that the Company has not maintained effective internal control over financial reporting, which appears in Part IV, Item 15 of this Annual Report on Form 10-K/A, and is incorporated herein by reference.

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
This information required by this item is contained in the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on September 19, 2022 and is incorporated herein by reference.

Item 11.    Executive Compensation
This information required by this item is contained in the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on September 19, 2022 and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information required by this item is contained in the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on September 19, 2022 and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence
This information required by this item is contained in the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on September 19, 2022 and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
This information required by this item is contained in the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on September 19, 2022 and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements of Lifecore Biomedical, Inc.
			Page

		Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)	43
		Consolidated Balance Sheets at May 29, 2022 and May 30, 2021.	46
		Consolidated Statements of Operations for the Years Ended May 29, 2022, May 30, 2021 and May 31, 2020.	47
		Consolidated Statements of Comprehensive (Loss) Income for the Years Ended May 29, 2022, May 30, 2021 and May 31, 2020.	48
		Consolidated Statements of Changes in Stockholders' Equity for the Years Ended May 29, 2022, May 30, 2021 and May 31, 2020.	49
		Consolidated Statements of Cash Flows for the Years Ended May 29, 2022, May 30, 2021 and May 31, 2020.	50
		Notes to Consolidated Financial Statements	51

	2.	All schedules provided for in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since they pertain to items which do not appear in the financial statements of Landec Corporation and its subsidiaries or to items which are not significant or to items as to which the required disclosures have been made elsewhere in the financial statements and supplementary notes and such schedules.

	3.	Index of Exhibits	103

		The exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Lifecore Biomedical, Inc. (formerly, Landec Corporation)
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lifecore Biomedical, Inc. (formerly, Landec Corporation) (the Company) as of May 29, 2022 and May 30, 2021, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended May 29, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 29, 2022 and May 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended May 29, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 29, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2023 expressed an adverse opinion thereon.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Restatement of 2022 Financial Statements
As discussed in Note 1 to the consolidated financial statements, the May 29, 2022 consolidated financial statements have been restated to correct a misstatement.
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

Valuation of Yucatan Indefinite and Long-lived assets

Description of the Matter
At May 29, 2022, the Company’s Yucatan reporting unit trademarks/tradenames with indefinite lives was $4.0 million and customer relationship intangible was $1.4 million. As discussed in Note 1 of the consolidated financial statements, indefinite-lived trademarks/tradenames are assessed by the Company’s management for impairment at least annually, in the fiscal fourth quarter, unless there are indications of impairment at other points during the year, and customer relationships are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company measured the fair value of trademarks/tradenames using a royalty savings method. For the customer relationship intangible, the Company measured the fair value using a multi-period excess earnings method. The Company determined that the trademarks/tradenames carrying value exceeded the fair value and thus recorded an impairment charge of $8.4 million. The Company determined the customer relationships carrying value exceeded the undiscounted future cash flows and the fair value and therefore the Company recorded an impairment charge of $5.8 million. The impairments are both related to the Yucatan reporting unit for the year ended May 29, 2022.

Auditing the Company’s impairment tests related to the Yucatan trademarks/tradenames and customer relationships is complex and highly judgmental and required the involvement of our valuation specialist due to the significant judgment in estimating key assumptions used to determine their fair values. In particular, the fair value estimate of the Yucatan reporting unit’s trademarks/tradenames are sensitive to key assumptions related to the royalty rate and discount rate. The Yucatan reporting unit’s customer relationships are sensitive to key assumptions related to the gross margin and discount rate. These key assumptions are sensitive to and affected by expected future market or economic conditions and industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the Yucatan trademarks/tradenames and customer relationships, we performed audit procedures that included, among others, assessing the methodologies, testing the key assumptions discussed above used to develop the estimates of future earnings and cash flows and testing the completeness and accuracy of the underlying data. We compared the key assumptions used by management to current industry and economic trends, and the Company’s historical results, and evaluated how changes in the Company’s business may affect the key assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of key assumptions to evaluate the change in the fair value of the Yucatan trademarks/tradenames and customer relationships resulting from changes in these assumptions. We involved our valuation specialists to assist in reviewing the valuation methodologies and certain key assumptions, including the royalty and discount rates. For trademarks/tradenames and customer relationships, where applicable, we also assessed whether the assumptions used were consistent with those used by the Company in other estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
San Francisco, California
March 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Lifecore Biomedical, Inc. (formerly, Landec Corporation)
Opinion on Internal Control over Financial Reporting
We have audited Lifecore Biomedical, Inc.’s (formerly, Landec Corporation) internal control over financial reporting as of May 29, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Lifecore Biomedical, Inc. (the Company) has not maintained effective internal control over financial reporting as of May 29, 2022, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management did not design and operate effective controls over the completeness and accuracy of accounting for non-standard transactions, which include discontinued operations and certain restructuring costs. Management also did not design and operate effective controls over the assessment of recoverability and measurement of fair value to record the proper amount of impairment for certain indefinite-lived and long-lived assets.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 29, 2022 and May 30, 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended May 29, 2022, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the May 29, 2022 consolidated financial statements, and this report does not affect our report dated March 16, 2023 which expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Francisco, California
March 16, 2023

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As restated	As restated
	May 29, 2022	May 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,643	$1,159
Accounts receivable, less allowance for credit losses	48,172	41,430
Inventories	66,845	63,076
Prepaid expenses and other current assets	7,052	5,038
Current assets, discontinued operations	—	37,618
Total Current Assets	123,712	148,321

Property and equipment, net	118,531	120,286
Operating lease right-of-use assets	8,580	17,098
Goodwill	13,881	33,916
Trademarks/tradenames, net	8,700	17,100
Customer relationships, net	1,400	8,532
Other assets	3,002	3,531
Other assets, discontinued operations	—	154,140
Total Assets	$277,806	$502,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,802	$16,298
Accrued compensation	9,238	7,754
Other accrued liabilities	7,647	3,955
Current portion of lease liabilities	5,026	1,600
Deferred revenue	919	637
Line of credit	40,000	29,000
Current portion of long-term debt, net	98,178	—
Current liabilities, discontinued operations	—	42,644
Total Current Liabilities	176,810	101,888

Long-term debt, net	—	164,902
Long-term lease liabilities	9,983	20,359
Deferred taxes, net	126	6,140
Other non-current liabilities	190	2,870
Non-current liabilities, discontinued operations	—	3,981
Total Liabilities	187,109	300,140

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 29,513 and 29,333 shares issued and outstanding at May 29, 2022 and May 30, 2021, respectively	30	29
Additional paid-in capital	167,352	165,533
Retained earnings (accumulated deficit)	(76,099)	38,580
Accumulated other comprehensive loss	(586)	(1,358)
Total Stockholders’ Equity	90,697	202,784
Total Liabilities and Stockholders’ Equity	$277,806	$502,924
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	As restated
	May 29, 2022	May 30, 2021	May 31, 2020
Product sales	$185,786	$171,546	$160,066
Cost of product sales	135,416	121,075	120,679
Gross profit	50,370	50,471	39,387
Operating costs and expenses:
Research and development	7,841	7,423	7,582
Selling, general and administrative	46,127	37,660	40,674
Impairment of goodwill and long-lived and indefinite-lived assets	46,089	—	12,953
Legal settlement charge	—	1,763	—
Restructuring costs	8,961	3,759	4,054
Total operating costs and expenses	109,018	50,605	65,263
Operating loss	(58,648)	(134)	(25,876)

Interest income	81	48	72
Interest expense, net	(17,357)	(10,387)	(4,646)
Transition services income	5,814	—	—
Loss on debt refinancing	—	(1,110)	—
Other income (expense), net	641	111	(195)
Net loss from continuing operations before taxes	(69,469)	(11,472)	(30,645)
Income tax benefit	5,945	1,903	8,774
Net loss from continuing operations	(63,524)	(9,569)	(21,871)

Discontinued operations:
Loss from discontinued operations	(51,276)	(28,994)	(20,662)
Income tax benefit	121	5,898	4,342
Loss from discontinued operations, net of tax	(51,155)	(23,096)	(16,320)
Net loss	$(114,679)	$(32,665)	$(38,191)

Basic net loss per share:
Loss from continuing operations	$(2.16)	$(0.33)	$(0.75)
Loss from discontinued operations	(1.74)	(0.79)	(0.56)
Total basic net loss per share	$(3.90)	$(1.12)	$(1.31)

Diluted net loss per share:
Loss from continuing operations	$(2.16)	$(0.33)	$(0.75)
Loss from discontinued operations	(1.74)	(0.79)	(0.56)
Total diluted net loss per share	$(3.90)	$(1.12)	$(1.31)

Shares used in per share computation:
Basic	29,466	29,294	29,162
Diluted	29,466	29,294	29,162
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended
	As restated
	May 29, 2022	May 30, 2021	May 31, 2020
Net loss	$(114,679)	$(32,665)	$(38,191)
Other comprehensive (loss) income, net of tax:
Net unrealized gains (losses) on interest rate swaps, (net of tax effect of ($430), $(445), and $878)	772	1,450	(2,872)
Other comprehensive (loss) income, net of tax	772	1,450	(2,872)
Total comprehensive loss	$(113,907)	$(31,215)	$(41,063)
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
				As restated
Balance at May 26, 2019	29,102	$29	$160,341	$109,710	$64	$270,144
ASC 842 transition adjustment	—	—	—	(274)	—	(274)
Issuance of stock under stock plans, net of shares withheld	122	—	30	—	—	30
Taxes paid by Company for employee stock plans	—	—	(212)	—	—	(212)
Stock-based compensation	—	—	2,419	—	—	2,419
Net loss	—	—	—	(38,191)	—	(38,191)
Other comprehensive loss, net of tax	—	—	—	—	(2,872)	(2,872)
Balance at May 31, 2020	29,224	29	162,578	71,245	(2,808)	231,044
Issuance of stock under stock plans, net of shares withheld	109	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(405)	—	—	(405)
Stock-based compensation	—	—	3,360	—	—	3,360
Net loss	—	—	—	(32,665)	—	(32,665)
Other comprehensive income, net of tax	—	—	—	—	1,450	1,450
Balance at May 30, 2021	29,333	29	165,533	38,580	(1,358)	202,784
Issuance of stock under stock plans, net of shares withheld	180	1	—	—	—	1
Taxes paid by Company for employee stock plans	—	—	(789)	—	—	(789)
Stock-based compensation	—	—	2,608	—	—	2,608
Net loss (as restated)	—	—	—	(114,679)	—	(114,679)
Other comprehensive income, net of tax	—	—	—	—	772	772
Balance at May 29, 2022 (as restated)	29,513	$30	$167,352	$(76,099)	$(586)	$90,697
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	As restated
	May 29, 2022	May 30, 2021	May 31, 2020
Cash flows from operating activities:
Net loss	$(114,679)	$(32,665)	$(38,191)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of goodwill and long-lived and indefinite-lived assets	78,146	—	12,953
Depreciation, amortization of intangibles, debt costs and right-of-use assets	17,884	19,867	18,838
Deferred taxes	(6,990)	(7,893)	(5,440)
Loss on disposal of property and equipment related to restructuring, net	5,185	10,143	14,802
Stock-based compensation expense	2,608	3,360	2,419
Loss on sale of Eat Smart	336	—	—
Net loss on disposal of property and equipment held and used	152	61	143
Provision (benefit) for expected credit losses	(14)	418	(284)
Change in investment in non-public company, fair value	—	11,800	4,200
Loss on debt refinancing	—	1,110	—
Pacific Harvest note receivable reserve	—	—	1,202
Change in contingent consideration liability	—	—	(500)
Other, net	(426)	(74)	195
Changes in current assets and current liabilities:
Accounts receivable, net	(6,138)	5,775	(6,357)
Inventory	(5,960)	(3,352)	(12,179)
Prepaid expenses and other current assets	(602)	7,941	(6,815)
Accounts payable	9,343	(5,982)	(1,249)
Accrued compensation	(2,546)	3,270	(1,894)
Other accrued liabilities	(680)	460	1,263
Deferred revenue	(18)	778	(147)
Net cash (used in) provided by operating activities	(24,399)	15,017	(17,041)
Cash flows from investing activities:
Proceeds from the Sale of Eat Smart	73,500	—	—
Eat Smart sale net working capital adjustment and cash sale expenses	(9,839)	—	—
Proceeds from sale of investment in non-public company	45,100	—	—
Purchases of property and equipment	(28,134)	(23,769)	(26,686)
Proceeds from sales of property and equipment	1,141	12,913	2,434
Proceeds from collections of notes receivable	—	—	364
Net cash provided by (used in) investing activities	81,768	(10,856)	(23,888)
Cash flows from financing activities:
Proceeds from long-term debt	20,000	170,000	27,500
Payments on long-term debt	(86,411)	(114,130)	(11,125)
Proceeds from lines of credit	55,111	100,000	119,300
Payments on lines of credit	(44,111)	(148,400)	(93,900)
Payments for debt issuance costs	(821)	(10,484)	(1,576)
Taxes paid by Company for employee stock plans	(789)	(405)	(212)
Proceeds from sale of common stock	—	—	30
Net cash (used in) provided by financing activities	(57,021)	(3,419)	40,017
Net increase (decrease) in cash, cash equivalents and restricted cash	348	742	(912)
Cash, cash equivalents and restricted cash, beginning of period	1,295	553	1,465
Cash, cash equivalents and restricted cash, end of period	$1,643	$1,295	$553

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,888	$13,223	$10,130
Cash paid during the period for income taxes, net of refunds received	$441	$(7,680)	$(1,124)
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$2,260	$4,724	$2,820
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Basis of Presentation, and Summary of Significant Accounting Policies, As Restated
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
On November 14, 2022, the Company changed its name from “Landec Corporation” to “Lifecore Biomedical, Inc.” Currently therewith, the Company also changed the name of its wholly owned subsidiary from “Lifecore Biomedical, Inc.” to “Lifecore Biomedical Operating Company, Inc.” Unless context otherwise requires, all references to “Landec Corporation” or “Landec” contained in the Annual Report refer to the Company, and all references to “Lifecore Biomedical, Inc.,” “Lifecore Biomedical,” or “Lifecore” refer to Lifecore Biomedical Operating Company, Inc.
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
Going Concern
As of May 29, 2022, the Company had cash and cash equivalents of $1.6 million and outstanding borrowings of $138.2 million, net of issuance costs, and as of November 27, 2022, the Company had cash and cash equivalents of $6.8 million and outstanding borrowings of $147.0 million, net of issuance costs. The Company continues to experience unfavorable market conditions leading to lower than projected sales proceeds from the disposition of its Curation Foods businesses.
The Company performed an assessment, which occurred on the date of the filing of this Form 10-K/A, to determine whether there were conditions or events that, considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern within one year following the date the accompanying consolidated financial statements are being re- issued (the “Amended Filing Date”).
The Company’s ability to meet its liquidity needs for one year following the Amended Filing Date will largely depend on its ability to generate cash in the future. As of November 27, 2022, the Company incurred net losses of $23.8 million, and the Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on the Company’s financial projections as of the Amended Filing Date, the Company does not believe that it will have adequate liquidity to meet its obligations for at least one year following the Amended Filing Date.
The Company further considered how these factors and uncertainties have and could impact its ability to meet the obligations specified in the New Credit Agreements with the Lenders (each as defined in Note 6 - Debt) for at least one year following the Amended Filing Date. As of the Amended Filing Date, the Company determined that it was not in compliance with the covenant under the New Credit Agreements requiring the timely filing of financial statements. In addition, the inclusion of a going concern explanatory paragraph in the auditor’s report issued by Ernst and Young LLP in connection with the restated audited financial statements for the year ended May 29, 2022 included in this Annual Report on Form 10-K/A also violates the covenants under the New Credit Agreements.
In addition, based on the Company’s current financial projections for the one-year period following the Amended Filing Date, the Company anticipates that it will not be in compliance with certain financial covenants under the New Credit Agreements during the one-year period following the Amended Filing Date, including the minimum fixed charge coverage ratio covenant for the fiscal quarters ending May 30, 2023 through November 30, 2023; the maximum leverage ratio covenant as of the fiscal quarters ending May 30, 2023 through November 30, 2023; the minimum liquidity covenant for each of the fiscal quarters ended as of February 26, 2023 through May 30, 2024; and the minimum Lifecore gross profit covenant for the fiscal quarters ending February 26, 2023 through August 30, 2023. Pursuant to the terms of the New Credit Agreements, as a result of the Company’s failure to comply with the covenants described above, the agents and the lenders under the New Credit Agreements are entitled to immediately cancel all unfunded commitments and to accelerate the maturity of all of the outstanding debt thereunder, at which time all such outstanding borrowings would become immediately due and payable by the Company. In addition, as a result of such defaults, under the New Credit Agreements, the Company will be subject to increased interest rates for any outstanding borrowings thereunder prior to repayment and, even if the agent and the lenders under the Refinance Revolver

(as defined in Note 6 – Debt) do not exercise their rights to immediately accelerate all outstanding obligations, such lenders may refuse to fund additional borrowings thereunder, which the Company relies upon for short-term liquidity needs.
Although the Company is currently in default, as of the Amended Filing Date, the agents and the Lenders have not taken any action to accelerate the maturity of the debt under the New Credit Agreements, nor have the Lenders under the Refinance Revolver indicated that they intend to prevent the Company from incurring additional borrowings thereunder. In such an event, however, the Company does not currently have sufficient liquidity to fund payment of the amounts that would be due under the New Credit Agreements nor does management have projected future cash flows to repay these outstanding borrowings under the New Credit Agreements if such amounts were to become payable. The Company’s inability to raise additional capital on acceptable terms in the near future, whether for purposes of funding payments required under the New Credit Agreements or providing additional liquidity needed for its operations, could have a material adverse effect on its business, results of operations, liquidity and financial condition.
In response to these conditions, the Company is currently in negotiations with the Lenders to seek a forbearance and amendment agreement to remedy the Company’s current and anticipated noncompliance with its covenants under the New Credit Agreements. The Company also intends to conduct a review of its strategic alternatives, which may involve seeking additional or alternative financing or the sale of all or a portion the Company. These processes are ongoing, however, and there can be no assurances that they will result in the completion of any such amendment, transaction or other alternative that would alleviate such conditions under the New Credit Agreements or the circumstances that give rise to substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the Amended Filing Date.
Accordingly, the Company determined that it cannot be certain that the Company’s plans and initiatives would be effectively implemented within one year after the Amended Filing Date. Without giving effect to the Company’s plans and initiatives, it is unlikely that the Company will be able to generate sufficient cash flows to meet its required financial obligations, including its debt service and other obligations due to third parties within one year after the Amended Filing Date. The existence of these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the Amended Filing Date.
These audited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for one year following the Amended Filing Date. As such, the accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.
As a result, all outstanding borrowings under the New Credit Agreements are classified as short term on the Consolidated Balance Sheet as of May 29, 2022 contained in these audited consolidated financial statements.

Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; loss contingencies; sales returns and credit losses; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability and measurement of fair value of long-lived and indefinite lived assets (including intangible assets and goodwill), and inventory; and the valuation and recognition of stock-based compensation.
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
During the fiscal years ended May 29, 2022, May 30, 2021 and May 31, 2020 the Company had sales concentrations of 10% or greater from two customers, accounting for 16% and 13%, 18% and 13%, and 16% and 11%, respectively. The Company’s same two customers had accounts receivable concentrations of 10% or greater, accounting for 26% and 13% of accounts receivable as of May 29, 2022, and 18% and 16%, as of May 30, 2021.
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
Property and Equipment and Long-Lived Intangible Assets, As Restated
Property and equipment and long-lived intangible assets are stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is expensed on a straight-line basis over the estimated useful lives of the respective assets. Customer relationships are amortized to operating expense on an accelerated basis that reflects the pattern in which the economic benefits are consumed. Leasehold improvements are amortized on a straight-line basis over the lesser of the economic life of the improvement or the life of the lease.
The Company capitalizes software development costs for internal use. Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs on a straight-line basis over estimated useful lives of three to seven years.
Property, plant and equipment and long-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable. The Company’s impairment review requires significant management judgment including estimating the future success of product lines, future sales volumes, revenue and expense growth rates, customer attrition, alternative uses for the assets and estimated proceeds from the disposal of the assets as well as the appropriate discount rates applied to those cash flows to determine fair value. The Company conducts quarterly reviews of idle and underutilized equipment, and reviews business plans for possible impairment indicators. Impairment is indicated when the carrying amount of the asset (or asset group) exceeds its estimated future undiscounted cash flows and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the asset’s book value and its estimated fair value. Depending on the asset, estimated fair value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. The use of different assumptions would increase or decrease the estimated fair value of assets and would increase or decrease any impairment measurement.

During fiscal year 2020, the Company recorded impairment charges of $1.3 million and $0.5 million related to O property and equipment, and long-lived intangible assets (customer relationships), respectively. The impairment was determined using the present value of cash flows method and was primarily a result of the recently updated (lowered) financial outlook for the O reporting unit, related to a recent shift in strategic focus within the Curation Foods business segment. The impairment charge of property and equipment is included in Selling, general and administrative in the Consolidated Statements of Operations. The impairment charge of the customer relationships intangible asset impairment charge is included in the line item Impairment of goodwill and long-lived and indefinite-lived assets on the Consolidated Statements of Operations, and is in the Curation Foods business segment.
As discussed in Note 1 - Correction of Error in Previously Reported Fiscal Year 2022 Annual Financial Statements, the Company is restating its previously issued financial statements resulting from errors related to certain impairment charges related to the Company’s Curation Foods. As restated, during fiscal year 2022, the Company recorded impairment charges of $5.8 million and $11.9 million related to Yucatan Foods customer relationships, and property & equipment, respectively. These impairment charges were primarily a result of an indication of a decrease in the fair market values of the Yucatan Foods businesses driven by lower market valuations and a decrease in projected cash flows. The Yucatan Foods related impairment charges are included in the line item Impairment of goodwill and long-lived and indefinite-lived assets on the Consolidated Statements of Operations and are in the Curation Foods business segment.
Impairment Review of Goodwill and Indefinite-Lived Intangible Asset, As Restated
The Company tests its goodwill and trademarks with indefinite lives annually for impairment in the fiscal fourth quarter or earlier if there are indications during a different interim period that these assets may have become impaired.
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
To determine the fair value of a reporting unit as part of its quantitative test, the Company uses a discounted cash flow (“DCF”) method under the income approach, as it believes that this approach is the most reliable indicator of the fair value of its businesses and the fair value of their future earnings and cash flows. Under this approach, which requires significant judgments, the Company estimates the future cash flows of each reporting unit and discounts these cash flows at a rate of return that reflects their relative risk and rate of return an outside investor could expect to earn. The cash flows used in the DCF method are consistent with those the Company uses in its internal planning, which gives consideration to actual business trends experienced, and the broader business strategy for the long term. The other key estimates and factors used in the DCF method include, but are not limited to, future volumes, net sales and expense growth rates, and gross margin and gross margin growth rates. Changes in such estimates or the application of alternative assumptions could produce different results. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
For trademarks/tradenames and other intangible assets with indefinite lives, the Company has the option to first assess qualitative factors such as macro-economic conditions, industry and market environment, cost factors, overall financial performance of the Company, litigation, and changes in the business in its annual, qualitative analysis to test for impairment. If the results of a qualitative test indicate a potential for impairment of an intangible asset with an indefinite life, a quantitative test is performed. The quantitative test compares the estimated fair value of an asset to its carrying amount. If the carrying amount of such asset exceeds its estimated fair value, an impairment charge is recorded for the difference between the carrying amount and the estimated fair value. The Company uses the royalty savings method to estimate the fair value of its trademarks/tradenames. This approach requires significant judgments in determining the royalty rates and the assets’ estimated cash flows as well as the appropriate discount rates applied to those cash flows to determine fair value. Changes in such estimates or the use of alternative assumptions could produce different results.
During fiscal year 2020, the Company recorded an impairment charge of $1.1 million and $3.5 million related to its O and Yucatan Foods trademarks, respectively. The Company also recorded an impairment charge of $5.2 million and $2.7 million related to its O and Yucatan Foods goodwill, respectively. The O impairment charges were primarily a result of the recently updated (lowered) financial outlook for the O reporting unit, related to a recent shift in strategic focus within the Curation Foods business segment. The Yucatan Foods impairment charges were primarily a result of an increase in the Yucatan Foods carrying value and an increase in the discount rate, as a result of uncertainty in forecasting the effects of COVID-19 and general economic uncertainties. These impairment charges are included in the line item “impairment of goodwill and long-lived and indefinite-lived assets” on the Consolidated Statements of Operations, and both are in the Curation Foods business segment.
As discussed in Note 1 - Correction of Error in Previously Reported Fiscal Year 2022 Annual Financial Statements, the Company is restating its previously issued financial statements resulting from errors related to certain impairment charges related to the Company's Curation Foods. As restated, during fiscal year 2022, the Company recorded impairment charges of $32.1 million and $20.0 million related to its Eat Smart business and Yucatan Foods goodwill, respectively. The Company also recorded an impairment charge of $8.4 million related to its Yucatan Foods trademarks/tradenames. These impairment charges were primarily a result of an indication of a decrease in the fair market values of the Eat Smart and Yucatan Foods businesses driven by lower market valuations and a decrease in projected cash flows. The goodwill impairment charge related to the Eat Smart business goodwill is included in Loss from discontinued operations within the Consolidated Statements of Operations. The Yucatan Foods related impairment charges are included in the line item Impairment of goodwill and long-lived and indefinite-lived assets on the Consolidated Statements of Operations and are in the Curation Foods business segment.
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
Per Share Information, As Restated
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
The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended
	As restated
(in thousands, except per share amounts)	May 29, 2022	May 30, 2021	May 31, 2020
Numerator:
Net loss	$(114,679)	$(32,665)	$(38,191)

Denominator:
Weighted average shares for basic net loss per share	29,466	29,294	29,162
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—
Weighted average shares for diluted net loss per share	29,466	29,294	29,162

Basic and diluted net loss per share	$(3.90)	$(1.12)	$(1.31)

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

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis (in thousands):

	Fair Value at May 29, 2022			Fair Value at May 30, 2021
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets held for sale - nonrecurring	$—	$—	$1,027	$—	$—	$—
Current assets, discontinued operations
Assets held for sale - nonrecurring	—	—	—	—	—	515
Other assets, discontinued operations
Investment in non-public company	—	—	—	—	—	45,100
Property & equipment, as restated	—	3,500	—	—	—	—
Customer relationships, as restated	—	—	1,400	—	—	—
Tradenames, as restated	—	—	4,000	—	—	—
Total assets	$—	$3,500	$6,427	$—	$—	$45,615
Liabilities:
Interest rate swap contracts	$—	$—	$—	$—	$1,736	$—
Total liabilities	$—	$—	$—	$—	$1,736	$—

The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value for the twelve months ended May 29, 2022 (in thousands):

Windset Investment
Balance as of May 30, 2021	$45,100
Sale of Investment in non-public company	(45,100)
Balance as of May 29, 2022	$—

Impairment valuation for Yucatan Foods
As disclosed in Note 1 - Correction of Error in Previously Reported Fiscal Year 2022 Annual Financial Statements, the Company is restating its previously issued financial statements to record an impairment of the property & equipment, trademarks/tradenames and customer relationships intangible assets in the Curation Foods business segment for Yucatan Foods that resulted in the write-down of those assets to their respective fair value as of May 29, 2022. We performed the impairment valuation using a quantitative assessment using a discounted cash flow to value goodwill, royalty savings method to value the trademarks/tradenames, multi-period excess earnings method to value the customer relationships, and orderly liquidation valuation to value property and equipment. The results of our impairment test resulted in the fair value of property & equipment, trademarks/tradenames and customer relationships intangible assets exceeding the respective carrying amounts as of the assessment date.
The calculation of fair value utilized significant unobservable inputs, including projected cash flows, growth rates, royalty rates, attrition rates, and discount rates. As a result, the Company’s trademarks/tradenames and customer relationships intangible assets for Yucatan were considered to be a Level 3 measurement. Property & equipment was determined to be a Level 2 measurement as fair value was determined to be equal to Orderly Liquidation Value and assumes “a reasonable period of time to find a purchaser” over a period of approximately six to 12 months.
In determining the fair value of the Company’s trademarks/tradenames and customer relationships intangible assets for Yucatan, the Company utilizes the following significant unobservable inputs in the discounted cash flow models:

May 29, 2022 Range (Average)
Total Enterprise Value
Revenue growth rates	2.5% - 7.3% (3.4%)
Gross profit rates	6.0% - 15.5% (14.5%)
Discount rate	8.7%

Customer Relationship Value
Attrition rate	10%
Discount rate	19%

Tradenames Value
Royalty rate	1%
Discount rate	19%

Correction of Error in Previously Reported Fiscal Year 2022 Annual Financial Statements
The Company is restating its previously issued audited consolidated financial statements as of and for the year ended May 29, 2022 ("Prior Financial Statements") in the fiscal year 2022 Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on September 14, 2022 (the “Original Report”). The Restatement results from the identification of errors related to certain non-cash impairment charges related to the Company’s Curation Foods business contained in the Original Report.
The Company has assessed the materiality of these errors in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 99 (“SAB”), Materiality and SAB No. 108, Quantifying Financial Statement Misstatements, and has concluded that the errors are material to the financial statements and therefore the Prior Financial Statements should be restated. The Restatement did not impact or require corrections to the financial information related to the Lifecore segment in the Prior Financial Statements.
The effects of these errors on our previously reported consolidated balance sheet as presented in the Original Report are as follows:

	As reported		As restated
(in thousands)	May 29, 2022	Adjustment	May 29, 2022
ASSETS
Property and equipment, net	$130,435	$(11,904)	$118,531
Trademarks/tradenames, net	$8,400	$300	$8,700
Customer relationships, net	$7,150	$(5,750)	$1,400
Total Assets	$295,160	$(17,354)	$277,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred taxes, net	$232	$(106)	$126
Total Liabilities	$187,215	$(106)	$187,109
Retained earnings (accumulated deficit)	$(58,851)	$(17,248)	$(76,099)
Total Stockholders’ Equity	$107,945	$(17,248)	$90,697
Total Liabilities and Stockholders’ Equity	$295,160	$(17,354)	$277,806

The effects of this error on our previously reported consolidated statement of operations and statement of comprehensive (loss) income for the year ended May 29, 2022 as reported in the Original Report are as follows:

	Year Ended
	As reported		As restated
(in thousands, except per share amounts)	May 29, 2022	Adjustment	May 29, 2022
Product sales	$185,786	$—	$185,786
Cost of product sales	135,416	—	135,416
Gross profit	50,370	—	50,370
Operating costs and expenses:
Research and development	7,841	—	7,841
Selling, general and administrative	46,127	—	46,127
Impairment of goodwill and long-lived and indefinite-lived assets	28,735	17,354	46,089
Restructuring costs	8,961	—	8,961
Total operating costs and expenses	91,664	17,354	109,018
Operating loss	(41,294)	(17,354)	(58,648)

Interest income	81	—	81
Interest expense, net	(17,357)	—	(17,357)
Transition services income	5,814	—	5,814
Other income (expense), net	641	—	641
Net loss from continuing operations before taxes	(52,115)	(17,354)	(69,469)
Income tax benefit	5,839	106	5,945
Net loss from continuing operations	(46,276)	(17,248)	(63,524)

Discontinued operations:
Loss from discontinued operations	(51,276)	—	(51,276)
Income tax benefit	121	—	121
Loss from discontinued operations, net of tax	(51,155)	—	(51,155)
Net loss	$(97,431)	$(17,248)	$(114,679)

Basic net loss per share:
Loss from continuing operations	$(1.57)	$(0.59)	$(2.16)
Loss from discontinued operations	(1.74)	—	(1.74)
Total basic net loss per share	$(3.31)	$(0.59)	$(3.90)

Diluted net loss per share:
Loss from continuing operations	$(1.57)	$(0.59)	$(2.16)
Loss from discontinued operations	(1.74)	—	(1.74)
Total diluted net loss per share	$(3.31)	$(0.59)	$(3.90)

Total comprehensive loss	$(96,659)	$(17,248)	$(113,907)

The effects of this error on our previously reported consolidated statement of changes in stockholders’ equity for the year ended May 29, 2022 as reported in the Original Report are as follows:

	As reported	As reported	Adjustment	As restated	As restated
	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity		Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
(In thousands)
Balance at May 30, 2021	$38,580	$202,784	$—	$38,580	$202,784
Issuance of stock under stock plans, net of shares withheld	—	1	—	—	1
Taxes paid by Company for employee stock plans	—	(789)	—	—	(789)
Stock-based compensation	—	2,608	—	—	2,608
Net loss	(97,431)	(97,431)	(17,248)	(114,679)	(114,679)
Other comprehensive income, net of tax	—	772	—	—	772
Balance at May 29, 2022	$(58,851)	$107,945	$(17,248)	$(76,099)	$90,697

The effects of this error on our previously reported consolidated statement of cash flows for the year ended May 29, 2022 as reported in the Original Report are as follows:

	As reported		As restated
(in thousands)	May 29, 2022	Adjustment	May 29, 2022
Cash flows from operating activities:
Net loss	$(97,431)	$(17,248)	$(114,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill and long-lived and indefinite-lived assets	$60,792	$17,354	$78,146
Deferred taxes	$(6,884)	$(106)	$(6,990)
Net cash used in operating activities	$(24,399)	$—	$(24,399)

The effects of this error on our previously reported basic and diluted earnings per share for the year ended May 29, 2022 as presented in Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies - Per Share information of the audited financial statements reported in the Original Report are as follows:

	Year Ended
	As reported		As restated
(in thousands, except per share amounts)	May 29, 2022	Adjustment	May 29, 2022
Numerator:
Net loss	$(97,431)	$(17,248)	$(114,679)

Denominator:
Weighted average shares for basic and diluted net loss per share	29,466	—	29,466

Basic and diluted net loss per share	$(3.31)	$(0.59)	$(3.90)

The effects of this error on our previously reported property and equipment as of May 29, 2022 as presented in Note 3 - Property and Equipment of the audited financial statements reported in the Original Report, to record the impairment of property and equipment related to Yucatan as an adjustment to the historical cost, are as follows:

	As reported		As restated
(in thousands)	May 29, 2022	Adjustment	May 29, 2022
Land	$3,710	$—	$3,710
Buildings	60,271	(1,912)	58,359
Leasehold improvements	6,793	(1,650)	5,143
Computers, capitalized software, machinery, equipment and autos	88,936	(13,962)	74,974
Furniture and fixtures	2,290	(191)	2,099
Construction in process	22,935	(149)	22,786
Gross property and equipment	$184,935	$(17,864)	$167,071
Less accumulated depreciation and amortization	(54,500)	5,960	(48,540)
Property and equipment, net	$130,435	$(11,904)	$118,531

The effects of this error on our previously reported intangible assets for the year ended May 29, 2022 as presented in Note 4 - Goodwill and Intangible Assets of the audited financial statements reported in the Original Report are as follows:

	Gross Carrying Amount			Accumulated Amortization
	As reported		As restated	As reported		As restated
	May 29, 2022	Adjustment	May 29, 2022	May 29, 2022	Adjustment	May 29, 2022
Customer relationships
Yucatan Foods (Curation Foods)	$11,000	$(9,600)	$1,400	$3,850	$(3,850)	$—
Total customer relationships	$14,700	$(9,600)	$5,100	$7,550	$(3,850)	$3,700
Trademarks/tradenames
Yucatan Foods (Curation Foods)	$3,700	$300	$4,000	$—	$—	$—
Total trademarks/tradenames	$8,400	$300	$8,700	$—	$—	$—
Total intangible assets	$23,100	$(9,300)	$13,800	$7,550	$(3,850)	$3,700

The amortization expense for each year presented are as follows (in thousands):

	As reported	Adjustment	As restated
Fiscal year 2023	$1,100	$(885)	$215
Fiscal year 2024	1,100	(885)	215
Fiscal year 2025	1,100	(885)	215
Fiscal year 2026	1,100	(885)	215
Fiscal year 2027	1,100	(885)	215
Total	$5,500	$(4,425)	$1,075

The effects of this error on our previously reported income taxes for the year ended May 29, 2022 as presented in Note 7 - Income Taxes of the audited financial statements reported in the Original Report are as follows:

	Year Ended
	As reported		As restated
(in thousands)	May 29, 2022	Adjustment	May 29, 2022
Deferred:
Federal	(5,562)	(108)	(5,670)
State	(656)	2	(654)
Total	(6,218)	(106)	(6,324)
Income tax benefit	$(5,839)	$(106)	$(5,945)

(in thousands)	Year Ended
	As reported		As restated
	May 29, 2022	Adjustment	May 29, 2022
Tax at U.S. statutory rate	$(10,904)	$(3,644)	$(14,548)
State income taxes, net of federal benefit	(1,639)	(556)	(2,195)
Tax reform/CARES Act	—	—	—
Change in valuation allowance	6,040	4,094	10,134
Tax credit carryforwards	(436)	—	(436)
Other compensation-related activity	234	—	234
Impairment of goodwill	2,347	—	2,347
Foreign rate differential	(496)	—	(496)
Other	(985)	—	(985)
Income tax benefit	$(5,839)	$(106)	$(5,945)

Effective Tax Rate	11.20%	(2.64)%	8.56%

(in thousands)	Year Ended
	As reported		As restated
	May 29, 2022	Adjustment	May 29, 2022
Deferred tax assets:
Accruals and reserves	$867	$—	$867
Net operating loss carryforwards	28,558	—	28,558
Stock-based compensation	880	—	880
Research and AMT credit carryforwards	5,611	—	5,611
Lease liability	2,874	—	2,874
Limitations on business interest expense	4,245	—	4,245
Goodwill and other indefinite life intangibles	1,426	1,319	2,745
Other	750		750
Gross deferred tax assets	45,211	1,319	46,530
Valuation allowance	(31,848)	(4,094)	(35,942)
Net deferred tax assets	13,363	(2,775)	10,588

Deferred tax liabilities:
Depreciation and amortization	(11,495)	2,881	(8,614)
Right of use asset	(2,100)	—	(2,100)
Deferred tax liabilities	(13,595)	2,881	(10,714)

Net deferred tax liabilities	$(232)	$106	$(126)

The effects of this error on our previously reported operations by business segment for the year ended May 29, 2022 as presented in Note 10 - Business Segment Reporting of the audited financial statements reported in the Original Report are as follows:

(In Thousands)	Lifecore	Curation Foods	Other	Total

Net income (loss) from continuing operations, as reported	$16,675	$(30,429)	$(32,522)	$(46,276)
Adjustment	—	(17,354)	106	(17,248)
Net income (loss) from continuing operations, as restated	$16,675	$(47,783)	$(32,416)	$(63,524)

Income tax (benefit) expense, as reported	$5,266	$(13,831)	$2,726	$(5,839)
Adjustment	—	—	(106)	(106)
Income tax (benefit) expense, as restated	$5,266	$(13,831)	$2,620	$(5,945)

Identifiable assets, as reported	$213,969	$76,948	$4,243	$295,160
Adjustment	—	(17,354)	—	(17,354)
Identifiable assets, as restated	$213,969	$59,594	$4,243	$277,806

(in million)	Year Ended
	As reported		As restated
Property and equipment, net	May 29, 2022	Adjustment	May 29, 2022
United States	$115.0	$—	$115.0
Mexico	$15.4	$(11.9)	$3.5
Total property and equipment, net	$130.4	$(11.9)	$118.5

The effects of this error on our previously reported quarterly consolidated financial information as of May 29, 2022 as presented in Note 11 - Quarterly Consolidated Financial Information (unaudited) of the audited financial statements reported in the Original Report are as follows:

	As reported	As reported		As restated	As restated
Fiscal Year 2022	4th Quarter	Annual	Adjustment	4th Quarter	Annual
Net (loss) income from continuing operations	(34,436)	(46,276)	(17,248)	(51,684)	(63,524)
Net (loss) income per basic and diluted share from continuing operations	$(1.16)	$(1.57)	$(0.59)	$(1.75)	$(2.16)

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

3.    Property and Equipment, As Restated
Property and equipment consists of the following (in thousands):

	Years of Useful Life			Year Ended
				As restated
				May 29, 2022	May 30, 2021
Land				$3,710	$3,670
Buildings	15	-	40	58,359	47,880
Leasehold improvements	3	-	15	5,143	6,465
Computers, capitalized software, machinery, equipment and autos	3	-	25	74,974	71,832
Furniture and fixtures	3	-	7	2,099	2,513
Construction in process				22,786	31,383
Gross property and equipment				167,071	163,743
Less accumulated depreciation and amortization				(48,540)	(43,457)
Property and equipment, net				$118,531	$120,286

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
As disclosed in Note 1 - Correction of Error in Previously Reported Fiscal Year 2022 Annual Financial Statements, the Company is restating its previously issued financial statements to record an impairment of property and equipment related to Yucatan of $11.9 million, which has been recorded in Impairment of goodwill and long-lived and indefinite-lived assets in the accompanying Consolidated Statements of Operations for the year ended May 29, 2022.
As disclosed in Note 15, an impairment of property and equipment related to the O reporting unit of $1.3 million was recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended May 31, 2020. As disclosed in Note 13, an impairment of property and equipment related to the Curation Foods Santa

Maria Office leasehold improvements of $3.7 million was recorded in Restructuring costs in the accompanying Consolidated Statements of Operations for the year ended May 29, 2022.
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
4.    Goodwill and Intangible Assets, As Restated
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

Intangible Assets, as restated
As restated, the following table presents the changes in intangible assets during fiscal 2022 and fiscal 2021 (in thousands):

	2022	2021
	As restated
Balance at beginning of year	$25,632	$27,040
Amortization of long-lived intangible assets	(1,382)	(1,408)
Impairment	(14,150)	—
Balance at end of year	$10,100	$25,632

As of May 29, 2022 and May 30, 2021, the Company's intangible assets consisted of the following (in thousands):

		May 29, 2022		May 30, 2021
	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		As restated	As restated
Customer relationships
Lifecore	12	$3,700	$3,700	$3,700	$3,418
Yucatan Foods (Curation Foods)	12	1,400	—	11,000	2,750
Total customer relationships		$5,100	$3,700	$14,700	$6,168
Trademarks/tradenames
Lifecore		$4,200	$—	$4,200	$—
O (Curation Foods)		500	—	500	—
Yucatan Foods (Curation Foods)		4,000	—	12,400	—
Total trademarks/tradenames		$8,700	$—	$17,100	$—
Total intangible assets		$13,800	3,700	$31,800	$6,168

Amortization expense related to long-lived intangible assets was $1.4 million, $1.4 million, and $1.5 million in fiscal 2022, 2021 and 2020, respectively.

The amortization expense for each year presented are as follows (in thousands):

As restated
Fiscal year 2023	$215
Fiscal year 2024	215
Fiscal year 2025	215
Fiscal year 2026	215
Fiscal year 2027	215
Total	$1,075
As discussed in Note 1, the Company recognized an impairment of the customer relationships in the Curation Foods business segment (in the O reporting unit) of $0.5 million during the year ended May 31, 2020. In addition, the Company recognized an impairment of the trademarks in the Curation Foods business segment for O and Yucatan Foods of $1.1 million and $3.5 million, respectively during the year ended May 31, 2020. During the year ended May 29, 2022, the Company recognized an impairment of the trademarks in the Curation Foods business segment for Yucatan Foods amounting to $8.4 million.
As disclosed in Note 1 - Correction of Error in Previously Reported Fiscal Year 2022 Annual Financial Statements, the Company is restating its previously issued financial statements to record an impairment of the trademarks/tradenames and customer relationships intangible asset in the Curation Foods business segment for Yucatan Foods amounting to $3.4 million and $5.8 million for the year ended May 29, 2022.

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
On December 31, 2020, the Company refinanced its existing term loan and revolving credit facility by entering into two separate Credit Agreements (the "New Credit Agreements") with BMO and Goldman Sachs Specialty Lending Group, L.P. (“Goldman”) and Guggenheim Credit Services, LLC ("Guggenheim"), as lenders (collectively, the “Refinance Lenders”). Pursuant to the credit agreement related to the revolving credit facility, BMO has provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $75.0 million revolving line of credit (the “Refinance Revolver”) and serves as administrative agent of the Refinance Revolver. Pursuant to the credit agreement related to the term loan, Goldman and Guggenheim have provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $170.0 million term loan facility (split equally between Goldman and Guggenheim) (the “Refinance Term Loan”) and Goldman serves as administrative agent of the Refinance Term Loan. The Refinance Revolver and Refinance Term Loan are guaranteed, and secured by, substantially all of the Company’s and the Company's direct and indirect subsidiaries' assets.
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

In April 2022 the Company amended the New Credit Agreements to make available again $20.0 million of term debt that that had been previously repaid. In connection with this amendment, the Company incurred debt issuance costs from the lender of $0.7 million.

As of May 29, 2022, $40.0 million was outstanding on the Refinance Revolver, at an interest rate of 3.00%. As of May 29, 2022, the Refinance Term Loan had an interest rate of 9.5%. As of May 29, 2022, the Company was in compliance with all financial covenants and had no events of default under the New Credit Agreements. However, as of the Amended Filing Date, the Company was not in compliance with the covenants under the New Credit Agreements and therefore all outstanding amounts under these agreements, as amended (See Note. 15 Subsequent Events), have been reclassified as current.
Long-term debt consists of the following as of May 29, 2022 and May 30, 2021 (in thousands) based on the contractual repayment schedule. However, as discussed in Note 1, all amounts have been classified as current on the Consolidated Balance Sheet due to the covenant violations, which causes the debt to be due upon demand as of May 29, 2022.

	May 29, 2022	May 30, 2021
Term loan	$103,712	$170,000
Total principal amount of long-term debt	103,712	170,000
Less: unamortized debt issuance costs	(5,534)	(5,098)
Total long-term debt, net of unamortized debt issuance costs	98,178	164,902
Less: current portion of long-term debt, net	(98,178)	—
Long-term debt, net	$—	$164,902

The future minimum principal payments of the Company’s debt for each year presented are as follows (in thousands):

Term Loan
Fiscal year 2023	2,125
Fiscal year 2024	8,469
Fiscal year 2025	8,422
Fiscal year 2026	84,696
Total	$103,712

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

7.    Income Taxes, As Restated
The (benefit) provision for income taxes from continuing operations consisted of the following:

(in thousands)	Year Ended
	As restated
	May 29, 2022	May 30, 2021	May 31, 2020
Current:
Federal	$—	$(38)	$(7,723)
State	23	74	38
Foreign	356	56	56
Total	379	92	(7,629)

Deferred:
Federal	(5,670)	(1,536)	(983)
State	(654)	(459)	(162)
Total	(6,324)	(1,995)	(1,145)
Income tax benefit	$(5,945)	$(1,903)	$(8,774)

The actual (benefit) provision for income taxes from continuing operations differs from the statutory U.S. federal income tax rate as follows:

(in thousands)	Year Ended
	As restated
	May 29, 2022	May 30, 2021	May 31, 2020
Tax at U.S. statutory rate (1)	$(14,548)	$(2,409)	$(6,435)
State income taxes, net of federal benefit	(2,195)	(304)	(1,048)
Tax reform/CARES Act	—	—	(2,770)
Change in valuation allowance	10,134	2,667	2,014
Tax credit carryforwards	(436)	(606)	(613)
Other compensation-related activity	234	249	334
Impairment of goodwill	2,347	—	647
Foreign rate differential	(496)	(1,414)	(986)
Other	(985)	(86)	83
Income tax benefit	$(5,945)	$(1,903)	$(8,774)
(1) Statutory rate was 21.0% for fiscal year 2022, 2021 and 2020.

The effective tax rate for fiscal year 2022 changed from a tax provision benefit of 16.59% to a tax provision benefit of 8.56%, as restated, in comparison to fiscal year 2021 after adjustment for discontinued operations. The decrease in the effective tax rate for fiscal year 2022 was primarily due to a significant valuation allowance increase and the impairment of Yucatan Foods goodwill, customer relations intangible assets, and property and equipment. The income tax benefit from discontinued operations for fiscal years 2022, 2021, and 2020 of $0.1 million, $5.9 million, and $4.3 million are not included in the above income tax benefit from continuing operations.

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
Significant components of deferred tax assets and liabilities reported in the accompanying Consolidated Balance Sheets consisted of the following:

(in thousands)	Year Ended
	As restated
	May 29, 2022	May 30, 2021
Deferred tax assets:
Accruals and reserves	$867	$3,366
Net operating loss carryforwards	28,558	21,916
Stock-based compensation	880	1,123
Research and AMT credit carryforwards	5,611	5,150
Lease liability	2,874	5,902
Limitations on business interest expense	4,245	2,411
Goodwill and other indefinite life intangibles	2,745	—
Other	750	927
Gross deferred tax assets	46,530	40,795
Valuation allowance	(35,942)	(10,460)
Net deferred tax assets	10,588	30,335

Deferred tax liabilities:
Depreciation and amortization	(8,614)	(16,600)
Goodwill and other indefinite life intangibles	—	(13,406)
Basis difference in investment in non-public company	—	(1,382)
Right of use asset	(2,100)	(5,087)
Deferred tax liabilities	(10,714)	(36,475)

Net deferred tax liabilities	$(126)	$(6,140)

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
As of May 29, 2022, the Company had federal, foreign, California, Indiana, and other state net operating loss carryforwards of approximately $74.1 million, $25.9 million, $38.1 million, $30.6 million, and $21.0 million, respectively. These losses expire in different periods through 2032, if not utilized. The Company acquired additional net operating losses through the acquisition of Greenline. Utilization of these acquired net operating losses in a specific year is limited due to the “change in ownership” provision of the Internal Revenue Code of 1986 and similar state provisions. The net operating losses presented above for federal and state purposes is net of any such limitation.
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
Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. Based on this analysis and considering all positive and negative evidence, we determined that as of May 29, 2022, a valuation allowance of $19.1 million (as restated), $8.8 million (as restated), and $8.1 million should be recorded as a result of uncertainty around the utilization of federal, state, and foreign net operating losses, and federal capital loss carryforward.
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
On February 14, 2020, a complaint was filed against the Company, Curation Foods, the Company's former CEO Albert Bolles, and the Company’s former CFO Gregory Skinner (collectively, the “Landec Parties”), and other defendants in Santa Barbara County Superior Court, entitled Pacific Harvest, Inc., et al. v. Curation Foods, Inc., et al. (No. 20CV00920). The case was brought by Pacific Harvest, Inc. (“Pacific”) and Rancho Harvest, Inc. (“Rancho”), two related companies that have provided labor and employee staffing services to Curation Foods. Among other things, Pacific and Rancho allege that Curation Foods wrongfully decreased its use of Pacific’s staffing services and misappropriated Pacific’s trade secrets when Curation Foods increased its use of another staffing company and transitioned Pacific’s employees to the other staffing company. Pacific and Rancho also allege that Curation Foods breached agreements between the parties related to a loan from Curation Foods, on which Pacific and Rancho have ceased making payments. Pacific Harvest and Rancho asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contracts and potential economic advantage, misappropriation of trade secrets under California’s Uniform Trade Secrets Act, business practices in violation of California Unfair Competition Law, fraud, defamation, violation of California Usury Law, breach of fiduciary duty, and declaratory relief regarding the parties’ rights and obligations under certain of the parties’ contracts. On March 15, 2021, the Company executed a settlement agreement related to this matter. In connection with the settlement agreement, the Company recorded a $1.8 million charge after considering the total settlement amount and insurance recoveries, and this amount is included in Legal settlement charge in the Consolidated Statements of Operations for the fiscal year ended May 30, 2021. The final settlement amount was paid to the plaintiffs by Curation Foods, its co-defendants, and insurers on April 14, 2021. Pursuant to the settlement agreement, the case was dismissed with prejudice on April 23, 2021.

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

10.    Business Segment Reporting, As Restated
The Company operates using three strategic reportable business segments, aligned with how the Chief Executive Officer, who is the chief operating decision maker (“CODM”), manages the business: the Lifecore segment, the Curation Foods segment, and the Other segment.
As discussed in Note 1 - Correction of Error in Previously Reported Fiscal Year 2022 Annual Financial Statements, the Company recorded an impairment charge of $20.0 million related to its Yucatan Foods goodwill. The Company also recorded impairment charges of $8.4 million, $11.9 million, and $5.8 million related to its Yucatan Foods trademarks/tradenames, property and equipment, and customer relationships, intangible assets respectively, in the Curation Foods business segment for the year ended May 29, 2022.
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
All of the Company's assets are located within the United States of America except for its Yucatan production facility in Mexico. The following table presents our property and equipment, net by geographic region (in millions):

	Year Ended
	As restated
Property and equipment, net	May 29, 2022	May 30, 2021
United States	$115.0	$105.3
Mexico	3.5	15.0
Total property and equipment, net	$118.5	$120.3
The Company’s international sales by geography are based on the billing address of the customer and were as follows (in millions):

	Year Ended
	May 29, 2022	May 30, 2021	May 31, 2020
Switzerland	$16.8	$4.7	$1.7
Canada	$12.6	$10.7	$9.7
Czech Republic	$3.5	$3.5	$1.4
United Kingdom	$2.9	$1.9	$1.1
Ireland	$2.2	$2.0	$4.0
Belgium	$—	$13.7	$13.8
All Other Countries	$2.0	$1.9	$2.2

Operations by segment consisted of the following (in thousands):

		As restated		As restated
Year Ended May 29, 2022	Lifecore	Curation Foods	Other	Total
Product sales	$109,320	$76,466	$—	$185,786
Gross profit	43,746	6,624	—	50,370
Net income (loss) from continuing operations	16,675	(47,783)	(32,416)	(63,524)
Loss from discontinued operations, net of tax	—	(48,114)	(3,041)	(51,155)
Identifiable assets	213,969	59,594	4,243	277,806
Depreciation and amortization	6,673	4,004	80	10,757
Capital expenditures	23,552	2,674	—	26,226
Interest income	72	—	9	81
Interest expense, net	—	(299)	(17,058)	(17,357)
Income tax (benefit) expense	5,266	(13,831)	2,620	(5,945)
Corporate overhead allocation	4,484	1,092	(5,576)	—

Year Ended May 30, 2021
Product sales	$98,087	$73,459	$—	$171,546
Gross profit	38,265	12,206	—	50,471
Net income (loss) from continuing operations	14,461	(357)	(23,673)	(9,569)
Loss from discontinued operations, net of tax	—	(23,096)	—	(23,096)
Identifiable assets	185,417	121,069	4,680	311,166
Depreciation and amortization	5,502	2,972	97	8,571
Capital expenditures	16,222	3,042	—	19,264
Interest income	—	—	48	48
Interest expense, net	—	(545)	(9,842)	(10,387)
Income tax (benefit) expense	4,568	(3,020)	(3,451)	(1,903)
Corporate overhead allocation	4,773	946	(5,719)	—

Year Ended May 31, 2020
Product sales	$85,833	$74,233	$—	$160,066
Gross profit	32,883	6,504	—	39,387
Net income (loss) from continuing operations	11,749	(17,728)	(15,892)	(21,871)
Loss from discontinued operations, net of tax	—	(16,320)	—	(16,320)
Identifiable assets	165,461	117,427	10,613	293,501
Depreciation and amortization	5,008	3,282	96	8,386
Capital expenditures	10,612	1,472	130	12,214
Interest income	—	6	66	72
Interest expense, net	—	(547)	(4,099)	(4,646)
Income tax (benefit) expense	3,346	(8,686)	(3,434)	(8,774)
Corporate overhead allocation	4,190	868	(5,058)	—

11.    Quarterly Consolidated Financial Information (unaudited), As Restated
The following is a summary of the unaudited quarterly results of operations for fiscal years 2022 and 2021 (in thousands, except for per share amounts) see Note 1 - Correction of Error in Previously Reported Fiscal Year 2022 Annual Financial Statements:

			As restated	As restated	As restated
Fiscal Year 2022	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Product sales	$41,632	$43,452	$53,074	$47,628	$185,786
Gross profit	10,403	14,635	13,220	12,112	50,370
Net (loss) income from continuing operations	(7,214)	3,675	(8,301)	(51,684)	(63,524)
Net (loss) income from discontinued operations	(2,295)	(42,196)	(4,785)	(1,879)	(51,155)
Net (loss) income per basic and diluted share from continuing operations	$(0.25)	$0.12	$(0.28)	$(1.75)	$(2.16)
Net (loss) income per basic and diluted share from discontinued operations	$(0.08)	$(1.44)	$(0.16)	$(0.06)	$(1.74)

Fiscal Year 2021	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Product sales	$41,995	$39,945	$44,690	$44,916	$171,546
Gross profit	7,849	13,601	14,441	14,580	50,471
Net (loss) income from continuing operations	(4,957)	(2,367)	(1,465)	(780)	(9,569)
Net (loss) income from discontinued operations	(6,044)	(10,934)	(4,033)	(2,085)	(23,096)
Net (loss) income per basic and diluted share from continuing operations	$(0.17)	$(0.08)	$(0.05)	$(0.03)	$(0.33)
Net (loss) income per basic and diluted share from discontinued operations	$(0.21)	$(0.37)	$(0.14)	$(0.07)	$(0.79)

Fiscal year 2022 third quarter has been restated for the correction of an error. Fiscal year 2022 first quarter and second quarter for been revised for an immaterial correction of an error. See Note 14 – Correction of Error in Previously Reported Fiscal Year 2022 Interim Financial Statements (Unaudited).

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

14. Correction of Error in Previously Reported Fiscal Year 2022 Interim Financial Statements (Unaudited)

This note is repeated, unchanged, from what previously was reported in Note 1 - Correction of Error in Previously Reported Fiscal Year 2022 Annual Financial Statements to our consolidated financial statements included in Part IV, Item 15 of the Annual Report on Form 10-K. The Company is restating (the “Prior Restatement”) its previously issued (i) unaudited consolidated balance sheets as of February 27, 2022 and May 30, 2021, (ii) unaudited consolidated statements of comprehensive (loss) income for the three and nine months ended February 27, 2022, (iii) unaudited consolidated statement of cash flows for the nine months ended February 27, 2022, (iv) unaudited consolidated statement of changes in stockholders' equity, and (v) unaudited Note 4, Note 7, Note 8, and Note 9 to the consolidated financial statements, in each case, as previously reported in our Quarterly Report on Form 10-Q for the period ended February 27, 2022 (the “Prior Q3 Interim Financial Statements”). We assessed the materiality of this error in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality and have concluded that the Q3 Interim Prior Financial Statements should be restated.
This restatement reflected in the tables below results from corrections by us primarily related to:
(i) the classification of certain expenses and the recording of accruals related to the Company’s recent disposition activities and the Company’s corporate transition of Landec Corporation to Lifecore Biomedical, which were previously classified as restructuring expenses from continuing operations in our Prior Q3 Interim Financial Statements, but which the Company intends to correct to classify as selling, general and administrative expenses, and cost of goods sold within continuing operations;
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

The effects of this error on our previously reported fiscal year 2022 interim consolidated statements of comprehensive (loss) income for the three-month period ended February 27, 2022 are as follows:

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

The effects of this error on our previously reported fiscal year 2022 diluted earnings per share for the three- and nine-month periods ended February 27, 2022 as presented in the Company’s fiscal year 2022 third quarter Form 10-Q Note 4 - Diluted Earnings per share are as follows:

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

The effects of this error on our previously reported fiscal year 2022 operations by business segment for the three- and nine-month periods ended February 27, 2022 as presented in the Company’s fiscal year 2022 third quarter Form 10-Q Note 7 - Business Segment Reporting are as follows:

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

The effects of this error on our previously reported fiscal year 2022 restructuring costs for the three- and nine-month periods ended February 27, 2022 as presented in the Company’s fiscal year 2022 third quarter Form 10-Q Note 8 - Restructuring Costs are as follows:

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

The effects of this error on our previously reported fiscal year 2022 components of loss from discontinued operations for the three-month period ended February 27, 2022 as presented in the Company’s fiscal year 2022 third quarter Form 10-Q Note 9 - Discontinued Operations are as follows:

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

15.    Subsequent Events

Sale of BreatheWay Business Assets

On June 2, 2022, the Company and Curation Foods entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Hazel Technologies, Inc. (the “Purchaser”), pursuant to which Curation Foods sold all of its assets related to BreatheWay packaging technology business to the Purchaser in exchange for an aggregate purchase price of $3.2 million. The Purchase Agreement included various representations, warranties and covenants of the parties generally customary for a transaction of this nature. Upon the sale, the Company received net proceeds of $3.1 million and recorded a gain of $2.1 million.

Securities Purchase Agreement

On November 25, 2022, the Company simultaneously signed and closed a Securities Purchase Agreement (the “Agreement”) with an existing shareholder for the sale and issuance of 627,746 shares of its Common Stock (par value $0.001 per share) at a price per share equal to $7.97, for an aggregate purchase price of $5.0 million. Pursuant to the Agreement, the Company granted the purchaser certain piggyback registration rights and agreed, among other things, to indemnify such party under any registration statement filed that includes the shares from certain losses, claims, damages and liabilities. The proceeds will be used for capital expenditures associated with equipment manufacturing milestones based on demand from the Company’s development pipeline.

Limited waiver and Fourth Amendment to Term Loan and Revolver Credit Agreements

On January 9, 2023, the Company entered into a Limited Waiver and Fourth Amendment to its existing term loan agreement with Goldman Sachs Specialty Lending Group, L.P. and Guggenheim Credit Services, LLC (“Amended Term Loan”) and its revolver credit agreement with BMO Harris Bank, N.A. (“Amended Revolver Credit Agreement” together with the Amended Term Loan, the “Credit Agreements”). Among other things, the limited waiver provided relief from events of default under the Credit Agreements related to certain financial covenant requirements as of November 27, 2022. There were no changes to the respective lending parties to the Credit Agreements.

The Credit Agreements also provided for certain updates to the existing terms and covenants, including waiving the Fixed Charge Coverage and Leverage Ratios for the quarters ending November 27, 2022 and February 26, 2023 and were revised for all subsequent quarters; and the Minimum Consolidated Liquidity was reduced from $7.5 million to $1.0 million for the period from the effective date of the Amended Term Loan until May 28, 2023, then increasing to $7.5 million for subsequent periods. The Credit Agreements do not provide for any waiver of current or forecasted covenant violations as of the date of issuance of the consolidated financial statements.
Amended Term Loan
Pursuant to the Amended Term Loan, the term loan facility will remain at $170.0 million (comprised of the Initial Term Loan and Multi-Draw Term Loan, collectively, the “Term Loan”). The Amended Term Loan provides for principal payments by the Company of 5% per annum, payable quarterly in arrears in equal installments, commencing on February 28, 2025 (formerly March 30, 2023) with the remainder due at its original maturity date of December 25, 2025. Interest on the amounts outstanding under the Term Loan will include payment-in-kind interest (“PIK interest”) at the annual rate of 2%. The PIK interest expense charges will be added to the outstanding principal of the Term Loan. There were no changes to the spreads used in the determination of interest. Interest on the Term Loan is at a per annum rate based on either (i) the base rate plus a spread of 7.50% for the Initial Term Lean; or (ii) the SOFR rate plus a spread of 8.50% % for the Multi-Draw Loan. The Company paid a one-time amendment fee to the Term Loan lenders in an amount equal to 3% of the principal amount as of January 9, 2023.
Amended Revolver Credit Agreement
Pursuant to the Amended Revolver Credit, the revolving line of credit commitment was reduced from $75.0 million to $60.0 million. This commitment was further reduced to $50.0 million upon the sale of Yucatan. The Amended Revolver Credit maintained the original maturity date of December 25, 2025. There were no changes to the spreads used in the determination of the interest rate. Interest on Revolver is based upon the Company’s average availability, at a per annum rate of either (i) secured overnight finance rate or SOFR rate (formerly used LIBOR) plus a spread of between 2.00% and 2.50% or (ii) base rate plus a spread of between 1.00% and 1.50%, plus a commitment fee, as applicable, of 0.375%; and plus (iii) for the period from December 1, 2022 until January 31, 2023, additional 2% per annum.
Series A Preferred Share Purchase Agreement

On January 9, 2023, the Company simultaneously signed and closed a Securities Purchase Agreement (the “Purchase Agreement”) with a group of qualified investors. Pursuant to the Purchase Agreement, the Company issued and sold an aggregate of 38,750 shares of a new series of convertible preferred stock of the Company designated as Series A Preferred Shares, par value $0.001 per share (the “Preferred Shares”) for an aggregate of $38.75 million. The Preferred Shares rank senior to the Company’s Common Stock with respect to dividends, distributions and payments on liquidation, winding up and dissolution. Each holder of Preferred Shares has the right, at its option, to convert its Preferred Share, in whole or in part, into fully paid and non-assessable shares of our Common Stock at an initial conversion price equal to $7.00 per share. The conversion price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events, and is also subject to adjustment in the event of subsequent offerings of Common Stock or convertible securities by the Company for less than the conversion price. Immediately following the Closing, two Series A Preferred Share Directors were appointed to the Company’s Board of Directors.
Sale of Curation Foods’ Avocado Business
On February 7, 2023, the Company simultaneously signed and closed a Securities Purchase Agreement for the sale of all its outstanding equity interests in its Curation Foods’ avocado products business (the “SPA”) for an aggregate purchase price of $17.5 million in cash, subject to customary net working capital adjustments (the “Sale”). The SPA included a working capital adjustment period, various representations, warranties, and covenants of the parties generally customary for a transaction of this nature. The Company has entered into a Transition Services Agreement with the buyer to provide for a customary and orderly transition of the business, and such fees earned, and costs incurred for such transition services shall be included in continuing operations in subsequent periods. The Company expects to recognize a loss on the Sale in the third quarter ended February 26, 2023 of approximately $15 million to $17 million.

(b)Index of Exhibits.

Exhibit Number	Exhibit Title

2.1
Asset Purchase Agreement, dated June 1, 2021, by and among the Company, Curation Foods, and Taylor Farms Retail, Inc., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2021.

3.1	Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2008.

3.2	Amended and Restated By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2012.

3.3	Amendment No. 1 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2019.

3.4	Amendment No. 2 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2019.

3.5	Amendment No. 3 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2020.

4.1	Description of Capital Stock, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 14, 2022.

10.1	Form of Indemnification Agreement incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2018.

10.2*	Landec Corporation Nonqualified Deferred Compensation Plan, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed on August 7, 2013.

10.3*	Landec Corporation 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 11, 2013.

10.4*	First Amendment to the Landec Corporation 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2017.

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

.
21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on September 14, 2022.

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney – See signature page

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Represents a management contract or compensatory plan or arrangement
**	Information is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing
+	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chaska, State of Minnesota, on March 16, 2023.

LIFECORE BIOMEDICAL, INC.

By:	/s/ John D. Morberg
John D. Morberg
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James G. Hall and John D. Morberg, and each of them, as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact to any and all amendments to said Report on Form 10-K/A.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James G. Hall
James G. Hall	President and Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2023

/s/ John D. Morberg
John D. Morberg	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2023

/s/ Craig Barbarosh
Craig Barbarosh	Director	March 16, 2023

/s/ Nat Calloway
Nat Calloway	Director	March 16, 2023

/s/ Raymond Diradoorian
Raymond Diradoorian	Director	March 16, 2023

/s/ Jeffrey Edwards
Jeffrey Edwards	Director	March 16, 2023

/s/ Katrina Houde
Katrina Houde	Director	March 16, 2023

/s/ Christopher Kiper
Christopher Kiper	Director	March 16, 2023

/s/ Nelson Obus
Nelson Obus	Director	March 16, 2023

/s/ Joshua E Schechter
Joshua E. Schechter	Director	March 16, 2023