Form 10-Q/A
period 2022-08-28
LIFECORE BIOMEDICAL, INC. \DE\
filed 2023-03-16
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended August 28, 2022, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period for _________ to _________.
Commission file number: 000-27446
LIFECORE BIOMEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3025618
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3515 Lyman Boulevard
Chaska	Minnesota	55318
(Address of principal executive offices)		(Zip Code)

(952) 368-4300
(Registrant's telephone number, including area code)

LANDEC CORPORATION
2811 Airpark Drive
Santa Maria, California 93455
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	LFCR	The NASDAQ Global Select Market
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed by Lifecore Biomedical, Inc. (f/k/a Landec Corporation) (the “Company”) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended August 28, 2022 originally filed with the Securities and Exchange Commission (the “SEC”) on October 7, 2022 (the “Original 10-Q”, and, as amended by this Amendment, the “Quarterly Report”) to reflect the restatement of the Company’s unaudited consolidated financial statements as of and for the three months ended August 28, 2022 contained in the Original 10-Q (the “Restatement”).
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
On November 14, 2022, the Company changed its name from “Landec Corporation” to “Lifecore Biomedical, Inc.” (the “Name Change”) Currently therewith, the Company also changed the name of its wholly owned subsidiary from “Lifecore Biomedical, Inc.” to “Lifecore Biomedical Operating Company, Inc.” Unless context otherwise requires, all references to “Landec Corporation” or “Landec” contained in the Quarterly Report refer to the Company, and all references to “Lifecore Biomedical, Inc.,” “Lifecore Biomedical,” or “Lifecore” refer to Lifecore Biomedical Operating Company, Inc. In connection with the Name Change, the Company’s common stock began trading under its new Nasdaq ticker symbol “LFCR” on November 15, 2022.
Background of Restatement
On January 31, 2023, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, after discussion with management, concluded that the Company’s previously issued (i) audited consolidated financial statements as of and for the year ended May 29, 2022 and (ii) unaudited consolidated financial statements as of and for the three months ended August 28, 2022 (collectively, the “Prior Financial Statements”) should no longer be relied upon and that the Company needed to restate the Prior Financial Statements. This determination resulted from the identification of errors in the Prior Financial Statements related to certain non-cash impairment charges related to the Company’s Curation Foods business contained in the Prior Financial Statements.
Restatement Overview
For a more detailed description of the financial impact of the Restatement, see Note 1 - Correction of Error in Previously Reported Interim Financial Statements (Unaudited), to the consolidated financial statements contained in this Quarterly Report on Form 10-Q/A.
Internal Controls Considerations
In connection with the Restatement described above, management has determined that there was a material weakness in the Company's design and operation of controls related to the assessment of recoverability and measurement of fair value of certain indefinite-lived and long-lived assets, as of May 29, 2022. This is in addition to the existing material weakness in the design and operation of controls related to the accounting for and classification of certain non-standard transactions, which included discontinued operations and restructuring costs, as of May 29, 2022. Due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022, our disclosure controls and procedures were not effective as of August 28, 2022. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal controls over financial reporting, and material weakness identified, refer to “Controls and Procedures” in Part I, Item 4 of this Quarterly Report on Form 10-Q/A.
Pursuant to Rule 12b-15 promulgated under the Securities Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by our principal executive officer and principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Going Concern

In addition, in connection with the preparation of this Form 10-Q/A, the Company has evaluated its financial condition as of the Amended Filing Date. Based on this evaluation, the Company has determined that, as of the Amended Filing Date, the existence of certain conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year following the Amended Filing Date. The assessment of going concern is further discussed under “Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies, in Part I, Item 1.”, “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Going Concern” and “─ Liquidity and Capital Resources”, and “Part II, Item 1A. Risk Factors.”
Summary of Changes in this Quarterly Report on Form 10-Q/A
In connection with the restatement of the foregoing, the Company, in this Amendment:
1.restated the unaudited consolidated financial statements as of and for the three months ended August 28, 2022, in Note 1 Organization, Basis of Presentation, and Summary of Significant Accounting Policies, in Part I, Item 1 of this Quarterly Report on Form 10-Q/A;
2.updated its cautionary note about forward-looking statements in connection with statements regarding the Company’s ability to continue as a going concern;
3.added “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Going Concern” and updated “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” to reflect its determination as to its ability to continue as a going concern; and
4.updated its disclosures regarding its controls and procedures in Part I, Item 4. of this Quarterly Report on Form 10-Q/A.

LIFECORE BIOMEDICAL, INC.
FORM 10-Q/A
For the Fiscal Quarter Ended August 28, 2022

i

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As restated
	August 28, 2022	May 29, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,222	$1,643
Accounts receivable, less allowance for credit losses	40,934	48,172
Inventories	64,285	66,845
Prepaid expenses and other current assets	7,157	7,052
Total Current Assets	116,598	123,712

Property and equipment, net	117,551	118,531
Operating lease right-of-use assets	8,229	8,580
Goodwill	13,881	13,881
Trademarks/tradenames, net	8,700	8,700
Customer relationships, net	1,346	1,400
Other assets	2,793	3,002
Total Assets	$269,098	$277,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,366	$15,802
Accrued compensation	6,373	9,238
Other accrued liabilities	7,832	7,647
Current portion of lease liabilities	5,021	5,026
Deferred revenue	803	919
Line of credit	44,000	40,000
Current portion of long-term debt, net	98,569	98,178
Total Current Liabilities	178,964	176,810

Long-term debt, net	—	—
Long-term lease liabilities	9,447	9,983
Deferred tax liability, net	124	126
Other non-current liabilities	199	190
Total Liabilities	188,734	187,109

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 29,593 and 29,513 shares issued and outstanding at August 28, 2022 and May 29, 2022, respectively	30	30
Additional paid-in capital	168,070	167,352
Retained earnings (accumulated deficit)	(87,450)	(76,099)
Accumulated other comprehensive loss	(286)	(586)
Total Stockholders’ Equity	80,364	90,697
Total Liabilities and Stockholders’ Equity	$269,098	$277,806

See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	As restated
	August 28, 2022	August 29, 2021
Product sales	$43,355	$41,632
Cost of product sales	37,103	31,197
Gross profit	6,252	10,435
Operating costs and expenses:
Research and development	2,048	1,873
Selling, general and administrative	10,661	9,470
Restructuring costs	1,047	1,834
Total operating costs and expenses	13,756	13,177
Operating loss	(7,504)	(2,742)
Interest income	15	27
Interest expense	(3,678)	(6,678)
Other income (expense), net	(180)	109
Net loss before tax	(11,347)	(9,284)
Income tax (expense) benefit	(4)	1,651
Net loss from continuing operations	(11,351)	(7,633)
Loss from discontinued operations, net of tax	—	(1,844)
Net loss	$(11,351)	$(9,477)

Basic net loss per share:
Loss from continuing operations	$(0.38)	$(0.26)
Loss from discontinued operations	—	(0.06)
Total basic net loss per share	$(0.38)	$(0.32)

Diluted net loss per share:
Loss from continuing operations	$(0.38)	$(0.26)
Loss from discontinued operations	—	(0.06)
Total diluted net loss per share	$(0.38)	$(0.32)

Shares used in per share computation:
Basic	29,577	29,424
Diluted	29,577	29,424

Other comprehensive income (loss), net of tax:
Net unrealized gain (losses) on interest rate swaps (net of tax effect of $(16) and $(90))	$300	$366
Other comprehensive income (loss), net of tax	300	366
Total comprehensive loss	$(11,051)	$(9,111)
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

Three Months Ended August 28, 2022
				As restated		As restated
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 29, 2022	29,513	$30	$167,352	$(76,099)	$(586)	$90,697
Issuance of stock under stock plans, net of shares withheld	80	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(67)	—	—	(67)
Stock-based compensation	—	—	785	—	—	785
Net loss	—	—	—	(11,351)	—	(11,351)
Other comprehensive income, net of tax	—	—	—	—	300	300
Balance at August 28, 2022	29,593	$30	$168,070	$(87,450)	$(286)	$80,364

Three Months Ended August 29, 2021
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 31, 2020	29,333	$29	$165,533	$38,580	$(1,358)	$202,784
Issuance of stock under stock plans, net of shares withheld	129	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(428)	—	—	(428)
Stock-based compensation	—	—	620	—	—	620
Net loss	—	—	—	(9,477)	—	(9,477)
Other comprehensive income, net of tax	—	—	—	—	366	366
Balance at August 29, 2021	29,462	$29	$165,725	$29,103	$(992)	$193,865

See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	As restated
	August 28, 2022	August 29, 2021
Cash flows from operating activities:
Net loss	$(11,351)	$(9,477)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization of intangibles, debt costs and right-of-use assets	4,356	5,054
Gain on sale of BreatheWay	(2,108)	—
Stock-based compensation expense	785	620
Deferred taxes	(17)	(2,138)
Gain on disposal of property and equipment related to restructuring, net	—	(92)
Provision for expected credit losses	—	60
Net loss on disposal of property and equipment held and used	—	16
Other, net	(18)	(70)
Changes in current assets and current liabilities:
Accounts receivable, net	7,238	7,997
Inventory	2,560	248
Prepaid expenses and other current assets	(761)	(2,697)
Accounts payable	581	1,517
Accrued compensation	(2,865)	(3,131)
Other accrued liabilities	183	2,838
Deferred revenue	(116)	86
Net cash (used in) provided by operating activities	(1,533)	831

Cash flows from investing activities:
Proceeds from sale of BreatheWay, net	3,135	—
Purchases of property and equipment	(2,929)	(7,913)
Sale of Investment in non-public company	—	45,100
Proceeds from sales of property and equipment	—	1,082
Net cash provided by investing activities	206	38,269

Cash flows from financing activities:
Payments on long-term debt	(27)	(41,388)
Proceeds from lines of credit	4,000	8,000
Payments on lines of credit	—	(5,000)
Taxes paid by Company for employee stock plans	(67)	(428)
Payments for debt issuance costs	—	(132)
Net cash provided by (used in) financing activities	3,906	(38,948)
Net increase in cash and cash equivalents	2,579	152
Cash and cash equivalents, beginning of period	1,643	1,295
Cash and cash equivalents, end of period	$4,222	$1,447

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$2,243	$1,994

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
On November 14, 2022, the Company changed its name from “Landec Corporation” to “Lifecore Biomedical, Inc.” (the “Name Change”) Currently therewith, the Company also changed the name of its wholly owned subsidiary from “Lifecore Biomedical, Inc.” to “Lifecore Biomedical Operating Company, Inc.” Unless context otherwise requires, all references to “Landec Corporation” or “Landec” contained in the Quarterly Report refer to the Company, and all references to “Lifecore Biomedical, Inc.,” “Lifecore Biomedical,” or “Lifecore” refer to Lifecore Biomedical Operating Company, Inc. In connection with the Name Change, the Company’s common stock began trading under its new Nasdaq ticker symbol “LFCR” on November 15, 2022.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements of Landec have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at August 28, 2022, and the results of operations and cash flows for all periods presented. Although Landec believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Landec's Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022 (the “Annual Report”).
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
The Company performed an assessment, which occurred on the date of the filing of this Form 10-Q/A, to determine whether there were conditions or events that, considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern within one year following the date the accompanying consolidated financial statements are being re-issued (the “Amended Filing Date”).
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
The Company further considered how these factors and uncertainties have and could impact its ability to meet the obligations specified in the New Credit Agreements with the Lenders (each as defined in Note 6 - Debt) for at least one year following the Amended Filing Date. As of the Amended Filing Date, the Company determined that it was not in compliance with the covenant under the New Credit Agreements requiring the timely filing of financial statements. In addition, the inclusion of a going concern explanatory paragraph in the auditor’s report issued by Ernst and Young LLP in connection with the restated audited financial statements for the year ended May 29, 2022 included in the Company’s Annual Report on Form 10-K/A also violates the covenants under the New Credit Agreements.
In addition, based on the Company’s current financial projections for the one-year period following the Amended Filing Date, the Company anticipates that it will not be in compliance with certain financial covenants under the New Credit

Agreements during the one-year period following the Amended Filing Date, including the minimum fixed charge coverage ratio covenant for the fiscal quarters ending May 30, 2023 through November 30, 2023; the maximum leverage ratio covenant as of the fiscal quarters ending May 30, 2023 through November 30, 2023; the minimum liquidity covenant for each of the fiscal quarters ended as of February 26, 2023 through May 30, 2024; and the minimum Lifecore gross profit covenant for the fiscal quarters ending February 26, 2023 through August 30, 2023. Pursuant to the terms of the New Credit Agreements, as a result of the Company’s failure to comply with the covenants described above, the agents and the lenders under the New Credit Agreements are entitled to immediately cancel all unfunded commitments and to accelerate the maturity of all of the outstanding debt thereunder, at which time all such outstanding borrowings would become immediately due and payable by the Company. In addition, as a result of such defaults, under the New Credit Agreements, the Company will be subject to increased interest rates for any outstanding borrowings thereunder prior to repayment and, even if the agent and the lenders under the Refinance Revolver (as defined in Note 6 - Debt) do not exercise their rights to immediately accelerate all outstanding obligations, such lenders may refuse to fund additional borrowings thereunder, which the Company relies upon for short-term liquidity needs.
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
The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for one year following the Amended Filing Date. As such, the accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.
As a result, all outstanding borrowings under the New Credit Agreements are classified as short term on the Consolidated Balance Sheets as of August 28, 2022 and May 29, 2022.
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
The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

	Fair Value at August 28, 2022			Fair Value at May 29, 2022
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets held for sale - nonrecurring	$—	$—	$—	$—	$—	$1,027
Current assets, discontinued operations
Assets held for sale - nonrecurring	—	86	—	—	—	—
Property & equipment, as restated	$—	$—	$—	$—	$3,500	$1,400
Customer relationships, as restated	$—	$—	$—	$—	$—	$4,000
Total assets	$—	$86	$—	$—	$3,500	$6,427
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

Correction of Error in Previously Reported Interim Financial Statements (Unaudited)
The Company is restating its previously issued unaudited consolidated financial statements as of and for the three months ended August 28, 2022 (“Prior Financial Statements”) as previously reported in our Quarterly Report on Form 10-Q and filed with the Securities and Exchange Commission on October 7, 2022 (the “Original Quarterly Report”).
The Company has assessed the materiality of these errors in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 99 (“SAB”), Materiality and SAB No. 108, Quantifying Financial Statement Misstatements, and has concluded that the errors are material to the financial statements and therefore the Prior Financial Statements should be restated. The Restatement did not impact or require corrections to the financial information related to the Lifecore segment in the Prior Financial Statements.
This restatement reflected in the tables below results from corrections by us related to:
(i) adjustments to the amounts of depreciation of property and equipment and amortization of long-lived assets related to Yucatan Foods, including its related tax effect; and
(ii) adjustments to the amounts of property and equipment, customer relationships and tradename resulting from the impairment of long-lived and indefinite-lived assets related to Yucatan Foods.
The effects of these errors on our previously reported unaudited consolidated balance sheet as presented in the Original Quarterly Report are as follows:

	As reported		As restated
(in thousands)	August 28, 2022	Adjustment	August 28, 2022
ASSETS
Property and equipment, net	$129,024	$(11,473)	$117,551
Trademarks/tradenames, net	$8,400	$300	$8,700
Customer relationships, net	$6,875	$(5,529)	$1,346
Total Assets	$285,800	$(16,702)	$269,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred tax liability, net	$291	$(167)	$124
Total Liabilities	$188,901	$(167)	$188,734
Accumulated deficit	$(70,915)	$(16,535)	$(87,450)
Total Stockholders’ Equity	$96,899	$(16,535)	$80,364
Total Liabilities and Stockholders’ Equity	$285,800	$(16,702)	$269,098

The effects of this error on our previously reported interim consolidated statement of comprehensive (loss) income for the three-month period ended August 28, 2022 as presented in the Original Prior Quarterly Report are as follows:

	Three Months Ended
	As reported		As restated
	August 28, 2022	Adjustment	August 28, 2022
Product sales	$43,355	$—	$43,355
Cost of product sales	37,534	(431)	37,103
Gross profit	5,821	431	6,252
Operating costs and expenses:
Research and development	2,048	—	2,048
Selling, general and administrative	10,883	(222)	10,661
Restructuring costs	1,047	—	1,047
Total operating costs and expenses	13,978	(222)	13,756
Operating loss	(8,157)	653	(7,504)
Interest income	15	—	15
Interest expense	(3,678)	—	(3,678)
Other income (expense), net	(180)	—	(180)
Net loss before tax	(12,000)	653	(11,347)
Income tax (expense) benefit	(64)	60	(4)
Net loss from continuing operations	(12,064)	713	(11,351)
Loss from discontinued operations, net of tax	—	—	—
Net loss	$(12,064)	$713	$(11,351)

Basic net loss per share:
Loss from continuing operations	$(0.41)	$0.03	$(0.38)
Loss from discontinued operations	—	—	—
Total basic net loss per share	$(0.41)	$0.03	$(0.38)

Diluted net loss per share:
Loss from continuing operations	$(0.41)	$0.03	$(0.38)
Loss from discontinued operations	—	—	—
Total diluted net loss per share	$(0.41)	$0.03	$(0.38)

Total comprehensive loss	$(11,764)	$713	$(11,051)

The effects of this error on our previously reported consolidated statement of changes in stockholders' equity for the year ended August 28, 2022 as presented in the Prior Quarterly Report are as follows:

	As reported	As reported	Adjustment	As restated	As restated
	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity		Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
(In thousands)
Balance at May 29, 2022	$(58,851)	$107,945	$(17,248)	$(76,099)	$90,697
Issuance of stock under stock plans, net of shares withheld	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	(67)	—	—	(67)
Stock-based compensation	—	785	—	—	785
Net loss	(12,064)	(12,064)	713	(11,351)	(11,351)
Other comprehensive income, net of tax	—	300	—	—	300
Balance at August 28, 2022	$(70,915)	$96,899	$(16,535)	$(87,450)	$80,364

The effects of this error on our previously reported consolidated statement of cash flows for the three-month period ended August 28, 2022 as presented in the Original Prior Quarterly Report are as follows:

	Three Months Ended
	As reported		As restated
(in thousands)	August 28, 2022	Adjustment	August 28, 2022
Cash flows from operating activities:
Net loss	$(12,064)	$713	$(11,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization of intangibles, debt costs and right-of-use assets	$5,009	$(653)	$4,356
Deferred taxes	$43	$(60)	$(17)
Net cash (used in) provided by operating activities	$(1,533)	$—	$(1,533)

The effects of this error on our previously reported diluted earnings per share for the three-month period ended August 28, 2022 as presented in Note 4 - Diluted Earnings of the unaudited consolidated financial statements reported in the Original Prior Quarterly Report are as follows:

	Three Months Ended
	As reported		As restated
(in thousands, except per share amounts)	August 28, 2022	Adjustment	August 28, 2022
Numerator:
Net loss	$(12,064)	$713	$(11,351)

Denominator:
Weighted average shares for basic and diluted net loss per share	29,577	—	29,577

Basic Diluted net loss per share	$(0.41)	$0.03	$(0.38)

The effects of this error on our previously reported income taxes per share for the three-month period ended August 28, 2022 as presented in Note 5 - Income Taxes of the unaudited consolidated financial statements reported in the Original Prior Quarterly Report are as follows:

	Three Months Ended
	As reported				As restated
(in thousands, except effective tax rate)	August 28, 2022		Adjustment		August 28, 2022

Income tax (expense) benefit	$0.1	million	$(0.1)	million	$4.0	thousand
Effective Tax Rate	0.5%		(0.5)%		—%

The effects of this error on our previously reported operations by business segment for the three-month period ended August 28, 2022 as presented in Note 7 - Business Segment Reporting of the unaudited consolidated financial statements reported in the Original Prior Quarterly Report are as follows:

(In Thousands)	Lifecore	Curation Foods	Other	Total
Three Months Ended August 28, 2022
Depreciation and amortization, as reported	$1,771	$2,820	$11	$4,602
Adjustment	—	(653)	—	(653)
Depreciation and amortization, as restated	$1,771	$2,167	$11	$3,949

Net income (loss) from continuing operations, as reported	$502	$(3,374)	$(9,192)	$(12,064)
Adjustment	—	653	60	713
Net income (loss) from continuing operations, as restated	$502	$(2,721)	$(9,132)	$(11,351)

Gross Profit, as reported	$6,101	$(280)	$—	$5,821
Adjustment	—	431	—	431
Gross Profit, as restated	$6,101	$151	$—	$6,252

Income tax (benefit) expense, as reported	$158	$(1,065)	$971	$64
Adjustment	—	—	(60)	(60)
Income tax (benefit) expense, as restated	$158	$(1,065)	$911	$4

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

4.    Diluted Earnings Per Share, As Restated
The following table sets forth the computation of diluted earnings per share:

	Three Months Ended
	As restated
(In thousands, except per share amounts)	August 28, 2022	August 29, 2021
Numerator:
Net loss	$(11,351)	$(9,477)
Denominator:
Weighted average shares for basic net loss per share	29,577	29,424
Effect of dilutive securities:
Stock options and restricted stock units	—	—
Weighted average shares for diluted net loss per share	29,577	29,424

Diluted net loss per share	$(0.38)	$(0.32)

Due to the Company’s net loss for the three months ended August 28, 2022 and August 29, 2021, the net loss per share includes only the weighted average shares outstanding and thus excludes RSUs and stock options, as such impact would be antidilutive. See Note 3 - Stock Based Compensation and Stockholders' Equity for more information on outstanding RSUs and stock options.

5.    Income Taxes, As Restated
The provision for income taxes from continuing operations for the three months ended August 28, 2022 and August 29, 2021, was a benefit of $0.0 million, as restated, and a benefit of $1.7 million, respectively. The effective tax rate for the three months ended August 28, 2022 and August 29, 2021 was 0% and 18%, respectively. The effective tax rate for the three months ended August 28, 2022, was lower than the statutory federal income tax rate of 21% primarily due to the movement of the valuation allowance recorded against certain deferred tax assets, partially offset by the impact of federal and state research and development tax credits.
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

6.    Debt
Long-term debt, net consists of the following:

(In thousands)	August 28, 2022	May 29, 2022
Term loan	$103,712	$103,712
Total principal amount of long-term debt	103,712	103,712
Less: unamortized debt issuance costs	(5,143)	(5,534)
Total long-term debt, net of unamortized debt issuance costs	98,569	98,178
Less: current portion of long-term debt, net	(98,569)	(98,178)
Long-term debt, net	$—	$—

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
In April 2022 the Company amended the New Credit Agreements to make available again $20.0 million of term debt that had been previously repaid. In connection with this amendment, the Company incurred debt issuance costs from the lender of $0.7 million.
As of August 28, 2022, $44.0 million was outstanding on the Refinance Revolver, at an interest rate of 4.1%. As of August 28, 2022, the Refinance Term Loan had an interest rate of 10.1%. As of August 28, 2022, the Company was in compliance with all financial covenants and had no events of default under the New Credit Agreements. However, as of the Amended Filing Date, the Company was not in compliance with the covenants under the New Credit Agreements and therefore all outstanding amounts under these agreements, as amended (See Note. 10 Subsequent Events), have been reclassified as current.
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
The Company’s international sales by geography are based on the billing address of the customer and were as follows, excluding discontinued operations:

	Three Months Ended
(In millions)	August 28, 2022	August 29, 2021
Switzerland	$4.0	$3.4
Canada	3.7	3.5
All Other Countries	1.9	1.7

Operations by business segment consisted of the following:

(In thousands)	Lifecore	Curation Foods	Other	Total
		As restated		As restated
Three Months Ended August 28, 2022
Net sales	$23,703	$19,652	$—	$43,355
Gross profit	6,101	151	—	6,252
Net (loss) income from continuing operations	502	(2,721)	(9,132)	(11,351)
Loss from discontinued operations, net of tax	—	—	—	—
Depreciation and amortization	1,771	2,167	11	3,949
Interest income	15	—	—	15
Interest expense	—	—	3,678	3,678
Income tax (benefit) expense	158	(1,065)	911	4
Corporate overhead allocation	1,038	334	(1,372)	—

Three Months Ended August 29, 2021
Net sales	$21,952	$19,680	$—	$41,632
Gross profit	5,764	4,671	—	10,435
Net (loss) income from continuing operations	580	(284)	(7,929)	(7,633)
Loss from discontinued operations, net of tax	—	(1,844)	—	(1,844)
Depreciation and amortization	1,547	881	26	2,454
Interest income	20	—	7	27
Interest expense	—	137	6,541	6,678
Income tax (benefit) expense	183	(218)	(1,616)	(1,651)
Corporate overhead allocation	1,137	1,471	(2,608)	—

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

10.    Subsequent Events

Securities Purchase Agreement

On November 25, 2022, the Company simultaneously signed and closed a Securities Purchase Agreement (the “Agreement”) with entities affiliated with an existing shareholder for the sale and issuance of 627,746 shares of its Common Stock (par value $0.001 per share) at a price per share equal to $7.97, for an aggregate purchase price of $5.0 million. Pursuant to the Agreement, the Company granted the purchasers certain piggyback registration rights and agreed, among other things, to indemnify such parties under any registration statement filed that includes the shares from certain losses, claims, damages and liabilities. The proceeds will be used for capital expenditures associated with equipment manufacturing milestones based on demand from the Company’s development pipeline.

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
Series A Preferred Share Purchase Agreement
On January 9, 2023, the Company simultaneously signed and closed a Securities Purchase Agreement (the “Purchase Agreement”) with a group of qualified investors. Pursuant to the Purchase Agreement, the Company issued and sold an aggregate of 38,750 shares of a new series of convertible preferred stock of the Company designated as Series A Preferred Shares, par value $0.001 per share (the “Preferred Shares") for an aggregate of $38.75 million. The Preferred Shares rank senior to the Company’s Common Stock with respect to dividends, distributions and payments on liquidation, winding up and dissolution. Each holder of Preferred Shares has the right, at its option, to convert its Preferred Share, in whole or in part, into fully paid and non-assessable shares of our Common Stock at an initial conversion price equal to $7.00 per share. The conversion price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events, and is also subject to adjustment in the event of subsequent offerings of Common Stock or convertible securities by the Company for less than the conversion price. Immediately following the Closing, two Series A Preferred Share Directors were appointed to the Company’s Board of Directors.
Sale of Curation Foods’ Avocado Business
On February 7, 2023, the Company simultaneously signed and closed a Securities Purchase Agreement for the sale of all its outstanding equity interests in its Curation Foods’ avocado products business (the "SPA") for an aggregate purchase price of $17.5 million in cash, subject to customary net working capital adjustments (the “Sale”). The SPA included a working capital adjustment period, various representations, warranties, and covenants of the parties generally customary for a transaction of this nature. The Company has entered into a Transition Services Agreement with the buyer to provide for a customary and orderly transition of the business, and such fees earned, and costs incurred for such transition services shall be included in continuing operations in subsequent periods. The Company expects to recognize a loss on the Sale in the third quarter ended February 26, 2023 of approximately $15 million to $17 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I, Item 1, of this Form 10-Q/A and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Landec’s Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022.
This Quarterly Report on Form 10-Q/A, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and similar expressions are used to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Potential risks and uncertainties include, without limitation, the timing and expenses associated with operations, the ability to achieve acceptance of our new products in the market place, weather conditions that can affect the supply and price of produce, government regulations affecting our business, uncertainties related to COVID-19 and the impact of our responses to it, the timing of regulatory approvals, the impact of adverse and uncertain economic conditions in the U.S. and international markets, the mix between domestic and international sales, our ability to continue as a going concern, and those other risks mentioned in this report and in our Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in Item 1A. “Risk Factors” and in our Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022.
All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this report, our Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022, and hereafter in our other SEC filings and public communications.
You should evaluate all forward-looking statements made by us in the context of all risks and uncertainties described with respect to our business. We caution you that the risks and uncertainties identified by us may not be all of the factors that are important to you. Furthermore, the forward-looking statements included in this report are made only as of the date of the Original 10-Q. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Restatement of Previously Issued Financial Statements
This “Management's Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the Restatement, as more fully described in Note 1 - Correction of Error in Previously Reported Interim Financial Statements (Unaudited) to our accompanying consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q/A. For further detail regarding the Restatement, see “Explanatory Note” and Part I, Item 4, “Controls and Procedures” contained in this Quarterly Report on Form 10-Q/A.

Critical Accounting Policies and Use of Estimates
There have been no material changes to the Company's critical accounting policies and use of estimates from those disclosed in the Company’s Form 10-K/A for the fiscal year ended May 29, 2022. For a discussion of our critical accounting policies and use of estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates in Part II, Item 7 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022.

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
The Company performed an assessment, which occurred on the date of the filing of this Form 10-Q/A, to determine whether there were conditions or events that, considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern within one year following the date the accompanying consolidated financial statements are being re-issued (the “Amended Filing Date”).
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
The Company further considered how these factors and uncertainties have and could impact its ability to meet the obligations specified in the New Credit Agreements with the Lenders (each as defined in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Liquidity and Capital Resources – Debt”) for at least one year following the Amended Filing Date. As of the Amended Filing Date, the Company determined that it was not in compliance with the covenant under the New Credit Agreements requiring the timely filing of financial statements. In addition, the inclusion of a going concern explanatory paragraph in the auditor’s report issued by Ernst and Young LLP in connection with the restated audited financial statements for the year ended May 29, 2022 included in the Company’s Annual Report on Form 10-K/A also violates the covenants under the New Credit Agreements.
In addition, based on the Company’s current financial projections for the one-year period following the Amended Filing Date, the Company anticipates that it will not be in compliance with certain financial covenants under the New Credit Agreements during the one-year period following the Amended Filing Date, including the minimum fixed charge coverage ratio covenant for the fiscal quarters ending May 30, 2023 through November 30, 2023; the maximum leverage ratio covenant as of the fiscal quarters ending May 30, 2023 through November 30, 2023; the minimum liquidity covenant for each of the fiscal quarters ended as of February 26, 2023 through May 30, 2024; and the minimum Lifecore gross profit covenant for the fiscal quarters ending February 26, 2023 through August 30, 2023. Pursuant to the terms of the New Credit Agreements, as a result of the Company’s failure to comply with the covenants described above, the agents and the lenders under the New Credit Agreements are entitled to immediately cancel all unfunded commitments and to accelerate the maturity of all of the outstanding debt thereunder, at which time all such outstanding borrowings would become immediately due and payable by the Company. In addition, as a result of such defaults, under the New Credit Agreements, the Company will be subject to increased interest rates for any outstanding borrowings thereunder prior to repayment and, even if the agent and the lenders under the Refinance Revolver (as defined in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Liquidity and Capital Resources – Debt”) do not exercise their rights to immediately accelerate all outstanding obligations, such lenders may refuse to fund additional borrowings thereunder, which the Company relies upon for short-term liquidity needs.
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
The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for one year following the Amended Filing Date. As such, the accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.
As a result, all outstanding borrowings under the New Credit Agreements are classified as short term on the Consolidated Balance Sheets as of August 28, 2022 and May 29, 2022.
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

Yucatan & Cabo Fresh Avocado Products: The Company acquired Yucatan Foods on December 1, 2018. Yucatan Foods was founded in 1991. As part of the acquisition of Yucatan Foods, Curation Foods acquired the newly built production facility in Guanajuato, Mexico. The Yucatan Foods business added a double-digit growth platform, a lower-cost infrastructure in Mexico, and higher margin product offerings that generally exhibit less sourcing volatility. The Company manufactures and sells Yucatan and Cabo Fresh guacamole and avocado food products primarily to the U.S. grocery channel, but also to the U.S. mass retail, Canadian grocery retail and foodservice channels. Subsequent to August 28, 2022, on February 7, 2023, the Company sold its Yucatan Foods business for $17.5 million in cash and expects to recognize a loss in the third quarter ended February 26, 2023 of approximately $15 million to $17 million.

The Company intends to continue exploring potential sale opportunities for its remaining Curation Foods assets. Subject to market conditions, the Company anticipates completing these sales during fiscal year 2023.
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

(In thousands)	Three Months Ended		Change
	As restated
	August 28, 2022	August 29, 2021	Amount	%
Lifecore	$6,101	$5,764	$337	6%
Curation Foods	151	4,671	(4,520)	(97)%
Total Gross Profit	$6,252	$10,435	$(4,183)	(40)%

Lifecore
The increase in gross profit for the Lifecore business for the three months ended August 28, 2022, compared to the same period last year, was due primarily to increased revenue.

Curation Foods
As restated, the decrease in gross profit for the Curation Foods business for the three months ended August 28, 2022, compared to the same period last year, was primarily driven by increased freight costs combined with increased raw product sourcing costs.
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

(In thousands)	Three Months Ended		Change
	As restated
	August 28, 2022	August 29, 2021	Amount	%
Lifecore	$2,372	$2,216	$156	7%
Curation Foods	3,222	2,892	330	11%
Other	5,067	4,362	705	16%
Total SG&A	$10,661	$9,470	$1,191	13%

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

Other:

(In thousands)	Three Months Ended		Change
	As restated
	August 28, 2022	August 29, 2021	Amount	%
Interest Income	$15	$27	$(12)	(44)%
Interest Expense	$(3,678)	$(6,678)	$3,000	(45)%
Other Income (Expense), net	$(180)	$109	$(289)	N/M
Income Tax (Expense) Benefit	$(4)	$1,651	$(1,655)	(64)%
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
Income Taxes
As restated, the change in income tax (expense) benefit for the three months ended August 28, 2022 compared to the same period last year was primarily due to the Company’s increase in net loss before income taxes from continuing operations and the Company’s effective tax rate for the three months ended August 28, 2022 changed from a tax provision benefit of 18% to 0% in comparison to the same period last year, after adjustment for discontinued operations. The decrease in the effective tax rate for the three months ended August 28, 2022 was primarily due to an increase in valuation allowance recorded against certain deferred tax assets, partially offset by the impact of federal and state research and development tax credits.

Liquidity and Capital Resources
As of August 28, 2022, the Company had cash and cash equivalents of $4.2 million, a net increase of $2.6 million from $1.6 million as of May 29, 2022.
Cash Flow from Operating Activities
Net cash used in operating activities during the three months ended August 28, 2022 was $1.5 million, compared to $0.8 million of net cash provided by operating activities for the same period last year. The primary uses of net cash in operating activities during the three months ended August 28, 2022 were (1) a $11.4 million net loss, as restated, and (2) $2.1 million gain on sale of BreatheWay assets. These uses of cash were partially offset by (1) a $6.8 million net decrease in working capital and (2) $5.1 million of depreciation/amortization and stock based compensation expense.
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
In April 2022 the Company amended the New Credit Agreements to make available again $20.0 million of term debt that had been previously repaid. In connection with this amendment, the Company incurred debt issuance costs from the lender of $0.7 million.
As of August 28, 2022, $44.0 million was outstanding on the Refinance Revolver, at an interest rate of 4.1%. As of August 28, 2022, the Refinance Term Loan had an interest rate of 10.1%. As of August 28, 2022, the Company was in compliance with all financial covenants and had no events of default under the New Credit Agreements. However, as of the Amended Filing Date, the Company was not in compliance with the covenants under the New Credit Agreements and therefore all outstanding amounts under these agreements, as amended, have been reclassified as current.
Off-Balance Sheet Arrangements and Contractual Obligations
The Company is not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing. There have been no material changes to our long-term contractual obligations as reported in our most recent Annual Report filed on Form 10-K/A for the fiscal year ended May 29, 2022. See Note 6 – Debt for further information on the Company’s loans.
Going Concern

Refer to “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Going Concern” above for discussion on our ability to continue as a going concern, as of the date of this report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information provided under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” which is included and described in the Form 10-K/A for the fiscal year ended May 29, 2022 filed with the SEC on March 15, 2023.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer concluded that due to material weaknesses in our internal control over financial reporting that were disclosed in our Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022, our disclosure controls and procedures were not effective as of August 28, 2022.
As further described below, the Company’s management is in the process of developing plans to remediate the material weaknesses identified, but they have not been remediated as of the date of filing of this Quarterly Report on Form 10-Q/A. Despite the existence of these material weaknesses, our management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.
Previously Disclosed Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed in Item 9A of our Annual Report on Form 10-K/A for the year ended May 29, 2022, management identified material weaknesses as of such date. The first identified material weakness was that we did not design and operate effective internal controls over the assessment of recoverability and measurement of fair value of certain indefinite-lived and long-lived assets. This resulted in a material error for the fiscal year ended May 29, 2022, that was corrected in the Annual Report on Form 10-K/A for the year ended May 29, 2022, and for the first quarter ended August 28, 2022, that is being corrected in this Quarterly Report on Form 10-Q/A for the quarter ended August 28, 2022, with the impacted financial information corrected in Note 1 - Correction of Error in Previously Reported Interim Financial Statements (Unaudited) to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A. The second identified material weakness was that we did not design and operate effective internal controls over the completeness and accuracy of the accounting for non-standard transactions, that would include discontinued operations and restructuring activity. Specifically, we did not design controls for non-standard transactions to ensure the accurate presentation of non-standard transactions, which would include discontinued operations and certain restructuring costs in our financial statements. These two material weaknesses remain unremediated.
In response to the material weaknesses described above, with the oversight of the Audit Committee of our Board of Directors, management has corrected the errors in its annual and interim financial statements. Management is currently evaluating remediation activities related to our processes for assessing recoverability and measurement of fair value of certain indefinite-lived and long-lived assets that will include, but are not limited to the following (i) developing a more comprehensive review over the periodic assessment of recoverability of indefinite-lived and long-lived assets; and (ii) enhancing and developing a more comprehensive review process and monitoring controls related to the measurement of fair values of indefinite-lived and long-lived assets. In addition, Management is currently evaluating remediation activities related to our non-standard transaction processes that will include, but are not limited to the following (i) enhancing and developing a more comprehensive review process and monitoring controls related to non-standard transactions; and (ii) continuing to provide training and development to our accounting team related to non-standard transactions, including discontinued operations and restructuring activity.
The remediation efforts, which are ongoing are intended to both address the identified material weaknesses and to enhance our overall financial control environment and will be subject to ongoing senior management review, as well as Audit

Committee oversight. We plan to complete this remediation process as quickly as possible. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Other than the identification of the material weaknesses as described in “Previously Disclosed Material Weaknesses in Internal Control over Financial Reporting”, there have been no changes in our system of internal control over financial reporting during the quarter ended August 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. For further discussion, see the disclosures contained in Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies - Legal Contingencies, which are incorporated herein by reference.

Item 1A.    Risk Factors
You should carefully consider the risks described in Item 1A, Risk Factors, of our Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022, as supplemented by our Quarterly Report on Form 10-Q/A for the fiscal period ended August 28, 2022, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022, as supplemented by our Quarterly Report on Form 10-Q/A for the fiscal period ended August 28, 2022.

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
Date:    March 16, 2023