Form 10-Q
period 2022-11-27
LIFECORE BIOMEDICAL, INC. \DE\
filed 2023-03-16
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended November 27, 2022, or

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

(952) 368-4300
(Registrant’s telephone number, including area code)

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

LIFECORE BIOMEDICAL, INC
FORM 10-Q
For the Fiscal Quarter Ended November 27, 2022

i

LIFECORE BIOMEDICAL, INC
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	November 27, 2022	May 29, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,830	$1,643
Accounts receivable, less allowance for credit losses	35,689	48,172
Inventories	77,524	66,845
Prepaid expenses and other current assets	7,049	7,052
Total Current Assets	127,092	123,712

Property and equipment, net	118,852	118,531
Operating lease right-of-use assets	7,951	8,580
Goodwill	13,881	13,881
Trademarks/tradenames, net	7,400	8,700
Customer relationships, net	1,292	1,400
Other assets	2,605	3,002
Total Assets	$279,073	$277,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,971	$15,802
Accrued compensation	4,602	9,238
Other accrued liabilities	10,426	7,647
Current portion of lease liabilities	5,013	5,026
Deferred revenue	731	919
Line of credit	48,000	40,000
Current portion of long-term debt, net	98,953	98,178
Total Current Liabilities	195,696	176,810

Long-term debt, net	—	—
Long-term lease liabilities	8,999	9,983
Deferred taxes, net	10	126
Other non-current liabilities	201	190
Total Liabilities	204,906	187,109

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 30,297 and 29,513 shares issued and outstanding at November 27, 2022 and May 29, 2022, respectively	30	30
Additional paid-in capital	174,036	167,352
Retained earnings (accumulated deficit)	(99,899)	(76,099)
Accumulated other comprehensive loss	—	(586)
Total Stockholders’ Equity	74,167	90,697
Total Liabilities and Stockholders’ Equity	$279,073	$277,806

See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 27, 2022	November 28, 2021	November 27, 2022	November 28, 2021
Product sales	$38,802	$43,452	$82,157	$85,084
Cost of product sales	31,694	28,737	68,797	59,934
Gross profit	7,108	14,715	13,360	25,150
Operating costs and expenses:
Research and development	2,118	1,856	4,166	3,729
Selling, general and administrative	10,773	8,012	21,435	17,482
Impairment of indefinite-lived intangible assets	1,300	—	1,300	—
Restructuring costs	823	707	1,870	2,541
Total operating costs and expenses	15,014	10,575	28,771	23,752
Operating (loss) income	(7,906)	4,140	(15,411)	1,398
Interest income	16	19	31	46
Interest expense	(4,219)	(3,094)	(7,897)	(9,772)
Other income (expense), net	(336)	79	(515)	188
Net (loss) income before tax	(12,445)	1,144	(23,792)	(8,140)
Income tax (expense) benefit	(4)	3,085	(8)	4,736
Net (loss) income from continuing operations	(12,449)	4,229	(23,800)	(3,404)

Discontinued operations:
Loss from discontinued operations	$—	$(42,409)	$—	$(44,714)
Income tax (expense) benefit	—	(261)	—	200
Loss from discontinued operations, net of tax	—	(42,670)	—	(44,514)
Net loss	$(12,449)	$(38,441)	$(23,800)	$(47,918)

Basic net loss per share:
(Loss) income from continuing operations	$(0.42)	$0.14	$(0.80)	$(0.12)
Loss from discontinued operations	—	(1.45)	—	(1.51)
Total basic net loss per share	$(0.42)	$(1.30)	$(0.80)	$(1.63)

Diluted net loss per share:
(Loss) income from continuing operations	$(0.42)	$0.14	$(0.80)	$(0.12)
Loss from discontinued operations	—	(1.45)	—	(1.51)
Total diluted net loss per share	$(0.42)	$(1.30)	$(0.80)	$(1.63)

Shares used in per share computation:
Basic	29,634	29,471	29,605	29,448
Diluted	29,634	29,471	29,605	29,448

Other comprehensive income, net of tax:
Net unrealized gain on interest rate swaps (net of tax effect of $0, $(100), $(16) and $(190))	$286	$176	$586	$542
Other comprehensive income, net of tax	286	176	586	542
Total comprehensive loss	$(12,163)	$(38,265)	$(23,214)	$(47,376)
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three and Six Months Ended November 27, 2022
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 29, 2022	29,513	$30	$167,352	$(76,099)	$(586)	$90,697
Issuance of stock under stock plans, net of shares withheld	80	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(67)	—	—	(67)
Stock-based compensation	—	—	785	—	—	785
Net loss	—	—	—	(11,351)	—	(11,351)
Other comprehensive income, net of tax	—	—	—	—	300	300
Balance at August 28, 2022	29,593	$30	$168,070	$(87,450)	$(286)	$80,364
Issuance of stock under stock plans, net of shares withheld	76					—
Taxes paid by Company for employee stock plans			(142)			(142)
Stock-based compensation			1,108			1,108
Net loss				(12,449)		(12,449)
Other comprehensive income, net of tax					286	286
Issuance of shares to Wynnefield Capital, Inc.	628	—	5,000	—	—	5,000
Balance at November 27, 2022	30,297	$30	$174,036	$(99,899)	$—	$74,167

Three and Six Months Ended November 28, 2021
			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at May 30, 2021	29,333	29	165,533	38,580	(1,358)	202,784
Issuance of stock under stock plans, net of shares withheld	129	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(428)	—	—	(428)
Stock-based compensation	—	—	620	—	—	620
Net loss	—	—	—	(9,477)	—	(9,477)
Other comprehensive income, net of tax	—	—	—	—	366	366
Balance at August 29, 2021	29,462	$29	$165,725	$29,103	$(992)	$193,865
Issuance of stock under stock plans, net of shares withheld	19	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(84)	—	—	(84)
Stock-based compensation	—	—	686	—	—	686
Net loss	—	—	—	(38,441)	—	(38,441)
Other comprehensive income, net of tax	—	—	—	—	176	176
Balance at November 28, 2021	29,481	$29	$166,327	$(9,338)	$(816)	$156,202

See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 27, 2022	November 28, 2021
Cash flows from operating activities:
Net loss	$(23,800)	$(47,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of indefinite-lived intangible assets and goodwill	1,300	32,057
Depreciation, amortization of intangibles, debt costs and right-of-use assets	7,237	10,959
Gain on sale of BreatheWay	(2,108)	—
Stock-based compensation expense	1,893	1,306
Deferred taxes	(13)	(4,963)
(Gain) loss on disposal of property and equipment related to restructuring, net	—	(92)
Provision for expected credit losses	—	196
Net loss (gain) on disposal of property and equipment held and used	22	22
Other, net	86	(111)
Changes in current assets and current liabilities:
Accounts receivable, net	12,483	4,541
Inventories	(10,679)	(9,770)
Prepaid expenses and other current assets	(585)	(1,784)
Accounts payable	11,730	15,148
Accrued compensation	(4,636)	(5,090)
Other accrued liabilities	2,777	1,163
Deferred revenue	(188)	30
Net cash used in operating activities	(4,481)	(4,306)

Cash flows from investing activities:
Proceeds from sale of BreatheWay, net	3,135	—
Purchases of property and equipment	(6,182)	(13,010)
Sale of Investment in non-public company	—	45,100
Proceeds from sales of property and equipment	—	1,082
Net cash (used in) provided by investing activities	(3,047)	33,172

Cash flows from financing activities:
Proceeds from sale of common stock	5,000	—
Payments on long-term debt	(76)	(41,426)
Proceeds from lines of credit	8,800	26,000
Payments on lines of credit	(800)	(13,000)
Taxes paid by Company for employee stock plans	(209)	(512)
Payments for debt issuance costs	—	(132)
Net cash provided by (used in) financing activities	12,715	(29,070)
Net increase (decrease) in cash and cash equivalents	5,187	(204)
Cash and cash equivalents, beginning of period	1,643	1,295
Cash and cash equivalents, end of period	$6,830	$1,091

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$2,700	$1,105

See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Lifecore Biomedical, Inc. and its subsidiaries (“Lifecore Biomedical” or the “Company”, previously Landec Corporation) design, develop, manufacture, and sell differentiated products for food and biomaterials markets, and license technology applications to partners.
Lifecore Biomedical’s biomedical company, Lifecore Biomedical Operating Company, Inc. (“Lifecore”), is a fully integrated contract development and manufacturing organization (“CDMO”) that offers highly differentiated capabilities in the development, fill and finish of sterile, injectable-grade pharmaceutical products in syringes and vials. As a leading manufacturer of premium, injectable grade Hyaluronic Acid, Lifecore brings 37 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market. Lifecore recognizes revenue in two different product categories, CDMO and Fermentation.
Lifecore Biomedical’s natural food company, Curation Foods, Inc. (“Curation Foods”), is focused on innovating and distributing plant-based foods with 100% clean ingredients to retail, club and foodservice channels throughout North America. Its products are sold in natural food, conventional grocery and mass retail stores, primarily in the United States and Canada. The company categorizes revenue in two categories: avocado products and olive oil and wine vinegars.
On November 14, 2022, the Company filed an amendment to the Certificate of Incorporation to change the Company’s name from Landec Corporation to Lifecore Biomedical, Inc. (“Name Change”), which was approved by the board of directors of the Company and became effective on November 14, 2022. In connection with the Name Change, the Company’s common stock began trading under its new Nasdaq ticker symbol “LFCR” on November 15, 2022. References to “Landec” or “Landec Corporation” refer to operations and/or transactions of the Company prior to the Name Change.
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
Securities Purchase Agreement
On November 25, 2022, the Company entered into a Securities Purchase Agreement (the “Wynnefield Purchase Agreement”) with entities affiliated with Wynnefield Capital, Inc. (the “Purchasers”). Pursuant to the Wynnefield Purchase Agreement, the Company agreed to sell an aggregate of 627,746 shares of its common stock (the “Shares”) for aggregate gross proceeds of approximately $5.0 million (the “Offering”). The purchase price for each Share was $7.97. The Offering closed on November 25, 2022. Pursuant to the Purchase Agreement, the Company granted the Purchasers certain piggyback registration rights and agreed, among other things, to indemnify such parties under any registration statement filed that includes the Shares from certain losses, claims, damages and liabilities.
Basis of Presentation

The accompanying unaudited consolidated financial statements of Lifecore Biomedical have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at November 27, 2022, and the results of operations and cash flows for all periods presented. Although Lifecore Biomedical believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Lifecore Biomedical’s Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022 (the “Annual Report”).
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
The results of operations for the three and six months ended November 27, 2022 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in Curation Foods’ business and the order patterns of Lifecore’s customers which may lead to significant fluctuations in Lifecore Biomedical’s quarterly results of operations.
Basis of Consolidation
The consolidated financial statements are presented on the accrual basis of accounting in accordance with GAAP and include the accounts of Lifecore Biomedical and its subsidiaries, Lifecore and Curation Foods. All material inter-company transactions and balances have been eliminated.
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
The Company performed an assessment, which occurred on the date of the filing of this Form 10-Q, to determine whether there were conditions or events that, considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern within one year following the date the accompanying consolidated financial statements are being issued (the “Filing Date”).
The Company’s ability to meet its liquidity needs for one year following the Filing Date will largely depend on its ability to generate cash in the future. As of November 27, 2022, the Company incurred net losses of $23.8 million, and the Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on the Company’s financial projections as of the Filing Date, the Company does not believe that it will have adequate liquidity to meet its obligations for at least one year following the Filing Date.
The Company further considered how these factors and uncertainties have and could impact its ability to meet the obligations specified in the New Credit Agreements with the Lenders (as defined in Note 6 - Debt) for at least one year following the Filing Date. As of the Filing Date, the Company determined that it was not in compliance with the covenant under the New

Credit Agreements requiring the timely filing of financial statements. In addition, the inclusion of a going concern explanatory paragraph in the auditor’s report issued by Ernst and Young LLP in connection with the restated audited financial statements for the year ended May 29, 2022 included in the Company’s Annual Report on Form 10-K/A for the year ended May 29, 2022 filed on the date of this report also violates the covenants under the New Credit Agreements.
In addition, based on the Company’s current financial projections for the one-year period following the Filing Date, the Company anticipates that it will not be in compliance with certain financial covenants under the New Credit Agreements during the one-year period following the Filing Date, including the minimum fixed charge coverage ratio covenant for the fiscal quarters ending May 30, 2023 through November 30, 2023; the maximum leverage ratio covenant as of the fiscal quarters ending May 30, 2023 through November 30, 2023; the minimum liquidity covenant for each of the fiscal quarters ended as of February 26, 2023 through May 30, 2024; and the minimum Lifecore gross profit covenant for the fiscal quarters ending February 26, 2023 through August 30, 2023. Pursuant to the terms of the New Credit Agreements, as a result of the Company’s failure to comply with the covenants described above, the agents and the lenders under the New Credit Agreements are entitled to immediately cancel all unfunded commitments and to accelerate the maturity of all of the outstanding debt thereunder, at which time all such outstanding borrowings would become immediately due and payable by the Company. In addition, as a result of such defaults, under the New Credit Agreements, the Company will be subject to increased interest rates for any outstanding borrowings thereunder prior to repayment and, even if the agent and the lenders under the Revolving Credit Facility (as defined in Note 6 – Debt) do not exercise their rights to immediately accelerate all outstanding obligations, such lenders may refuse to fund additional borrowings thereunder, which the Company relies upon for short-term liquidity needs.
Although the Company is currently in default, as of the Filing Date, the agents and the Lenders have not taken any action to accelerate the maturity of the debt under the New Credit Agreements, nor have the Lenders under the Revolving Credit Facility indicated that they intend to prevent the Company from incurring additional borrowings thereunder. In such an event, however, the Company does not currently have sufficient liquidity to fund payment of the amounts that would be due under the New Credit Agreements nor does management have projected future cash flows to repay these outstanding borrowings under the New Credit Agreements if such amounts were to become payable. The Company’s inability to raise additional capital on acceptable terms in the near future, whether for purposes of funding payments required under the New Credit Agreements or providing additional liquidity needed for its operations, could have a material adverse effect on its business, results of operations, liquidity and financial condition.
In response to these conditions, the Company is currently in negotiations with the Lenders to seek a forbearance and amendment agreement to remedy the Company’s current and anticipated noncompliance with its covenants under the New Credit Agreements. The Company also intends to conduct a review of its strategic alternatives, which may involve seeking additional or alternative financing or the sale of all or a portion of the Company. These processes are ongoing, however, and there can be no assurances that they will result in the completion of any such amendment, transaction or other alternative that would alleviate such conditions under the New Credit Agreements or the circumstances that give rise to substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the Filing Date.
Accordingly, the Company determined that it cannot be certain that the Company’s plans and initiatives would be effectively implemented within one year after the Filing Date. Without giving effect to the Company’s plans and initiatives, it is unlikely that the Company will be able to generate sufficient cash flows to meet its required financial obligations, including its debt service and other obligations due to third parties within one year after the Filing Date. The existence of these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the Filing Date.
These unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for one year following the Filing Date. As such, the accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.
As a result, all outstanding borrowings under the New Credit Agreements are classified as short term on the Consolidated Balance Sheets as of November 27, 2022 and May 29, 2022 contained in these unaudited consolidated financial statements.

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

(In thousands)	November 27, 2022	May 29, 2022	November 28, 2021	May 30, 2021
Cash and cash equivalents	$6,830	$1,643	$1,091	$1,159
Cash and cash equivalents, discontinued operations	—	—	—	136
Cash and cash equivalents	$6,830	$1,643	$1,091	$1,295

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following:

(In thousands)	November 27, 2022	May 29, 2022
Finished goods	$38,882	$33,029
Raw materials	26,959	24,221
Work in progress	11,683	9,595
Total	$77,524	$66,845

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
The changes in the Company’s allowance for credit losses are summarized in the following table (in thousands):

	Balance at beginning of period	Provision (benefit) for expected credit losses	Write offs, net of recoveries	Balance at end of period
Six months ended November 27, 2022	$65	$—	$—	$65
Six months ended November 28, 2021	$85	$(14)	$—	$71
Debt Issuance Costs
The Company records its line of credit debt issuance costs as an asset, and as such, $0.7 million and $1.5 million were recorded as Prepaid expenses and other current assets, and Other assets in the accompanying Consolidated Balance Sheets, respectively, as of November 27, 2022, and $0.7 million and $1.9 million, respectively, as of May 29, 2022. The Company records its term debt issuance costs as a contra-liability, and as such, $4.7 million was recorded as a reduction to Current portion of long-term debt, net, and Long-term debt, net in the accompanying Consolidated Balance Sheets, respectively, as of November 27, 2022, and $5.5 million as of May 29, 2022.
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

(In thousands)	AOCL
Balance as of May 29, 2022	$(586)
Amounts reclassified from OCI	586
Other comprehensive income, net	$586
Balance as of November 27, 2022	$—
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
In May 2022 the Board of Directors approved a plan to sell the assets of Curation Foods’ BreatheWay packaging technology business. The $1.0 million carrying value of these assets ($0.9 million of inventory and $0.1 million net book value of property and equipment) are included in Prepaid expenses and other current assets on the Consolidated Balance Sheets as of May 29, 2022 and were classified as assets held for sale. There was no impairment recorded in fiscal year 2022. These assets were sold during the first quarter of fiscal year 2023 for net proceeds of $3.1 million. A gain of $2.1 million was recorded upon the sale, which is included in Selling, general and administrative within the Consolidated Statements of Comprehensive (Loss) Income.
Leases
Under Topic 842, the Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is a quoted rate based on the understanding of what the Company’s credit rating would be. Certain agreements may contain the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset. The Company, when reasonably certain to exercise the option, considers these options in determining the measurement of the lease. The Company’s lease agreements do not contain any material residual value guarantees.
The Company’s lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. The Company combines fixed payments for non-lease components with lease payments and accounts for them together as a single lease component which increases the amount of lease assets and liabilities.
Payments under lease arrangements are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and are not included in the operating lease assets and liabilities. These amounts primarily include payments affected by changes in price indices.
Long-lived and Indefinite-Lived Intangible Assets
The Company’s intangible assets are comprised of customer relationships with a finite estimated useful life of 12 years, and trademarks/tradenames and goodwill with indefinite useful lives.

During the quarter ended November 27, 2022, the Company recorded an impairment charge of $1.0 million related to Yucatan Foods indefinite-lived intangible asset related to trademarks/tradenames. In addition, during the quarter ended November 27, 2022, the Company recorded an impairment charge of $0.3 million related to O Olive’s indefinite-lived intangible asset for their trademarks/tradenames. The impairments were determined using the royalty savings method to estimate the fair value of its trademarks and was primarily a result of an indication of a decrease in the fair market value of the Yucatan Foods and O Olive businesses driven by lower market valuations and a decrease in projected cash flows. The impairment charge is included in the line item “Impairment of indefinite-lived intangible assets” on the Consolidated Statements of Comprehensive (Loss) Income, and is reported in the Curation Foods business segment (See Note 7).
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
As of November 27, 2022 and May 29, 2022, the Company held certain assets and liabilities that are required or it elected to be measured at fair value on a recurring basis, including its interest rate swap contracts.
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

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

	Fair Value at November 27, 2022			Fair Value at May 29, 2022
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets held for sale - nonrecurring	$—	$—	$—	$—	$—	$1,027
Current assets, discontinued operation
Assets held for sale - nonrecurring	—	—	—	—	—	—
Property & equipment, as restated	—	—	—	—	3,500	—
Customer relationship, as restated	—	—	—	—	—	1,400
Tradenames, as restated	—	—	—	—	—	4,000
Total assets	—	—	—	—	3,500	6,427

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
The Company disaggregates its revenue by segment based on how it markets its products and services and reviews results of operations. The following tables disaggregate segment revenue by major product lines and services:

(In thousands)	Three Months Ended		Six Months Ended
Lifecore:	November 27, 2022	November 28, 2021	November 27, 2022	November 28, 2021
Contact development and manufacturing organization	$16,032	$21,363	$34,279	$39,152
Fermentation	5,659	3,583	11,114	7,746
Total	$21,691	$24,946	$45,393	$46,898

(In thousands)	Three Months Ended		Six Months Ended
Curation Foods:	November 27, 2022	November 28, 2021	November 27, 2022	November 28, 2021
Avocado products	$14,915	$15,381	$32,009	$32,343
Olive Oil and vinegars	2,196	2,508	4,755	4,848
Technology	—	617	—	995
Total	$17,111	$18,506	$36,764	$38,186
Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of November 27, 2022 and May 29, 2022, were $8.4 million and $10.2 million, respectively.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company’s contract liabilities as of November 27, 2022 and May 29, 2022, were $0.7 million and $0.9 million, respectively. Revenue recognized during the three and six months ended November 27, 2022, that was included in the contract liability balance at the beginning of fiscal year 2023, was $0.1 million and $0.4 million, respectively.
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
At this stage, the ultimate outcome of these or any other investigations, legal actions, or potential claims that may arise from the matters under investigation is uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of net loss after indemnification, or its effect, if any, on its financial statements. Separately, there are indemnification provisions in the purchase agreement that may allow the Company to recover costs for fraud or breach of the purchase agreement from the seller. Because recovery of amounts are contingent upon a legal settlement, no amounts have been recorded as recoverable costs for the three and six months ended November 27, 2022.
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
On June 1, 2021, the Company and Curation Foods entered into and closed a share purchase agreement (the “Newell Purchase Agreement”) with Newell Capital Corporation and Newell Brothers Investment 2 Corp., as purchasers (the “Purchasers”) and Windset, pursuant to which Curation Foods sold all of its equity interests of Windset to the Purchasers in exchange for an aggregate purchase price of $45.1 million.

3.    Stock-based Compensation and Stockholders’ Equity
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
During the three months ended November 27, 2022, the Company granted 17,850 options to purchase shares of common stock and awarded 3,825 RSUs. During the six months ended November 27, 2022, the Company granted 743,050 options to purchase shares of common stock and awarded 259,090 RSUs.
As of November 27, 2022, the Company has reserved 3.4 million shares of common stock for future issuance under its current and former equity plans.

Stock-Based Compensation Expense
The Company’s stock-based awards include stock option grants and RSUs. The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods, generally the vesting period.
The following table summarizes stock-based compensation by income statement line item:

	Three Months Ended		Six months ended
(In thousands)	November 27, 2022	November 28, 2021	November 27, 2022	November 28, 2021
Continuing operations:
Cost of product sales	$97	$75	198	$153
Research and development	52	51	142	100
Selling, general and administrative	959	552	1,553	1,087
Discontinued Operations:
Cost of product sales	—	8	—	(34)
Total stock-based compensation	$1,108	$686	$1,893	$1,306

As of November 27, 2022, there was $5.7 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Lifecore incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.26 for stock options and 2.29 years for RSUs.
Stock Repurchase Plan
On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10.0 million of the Company’s common stock. The Company may still repurchase up to $3.8 million of the Company’s common stock under the Company’s stock repurchase plan. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Lifecore Biomedical to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company’s discretion without prior notice. During the six months ended November 27, 2022 and November 28, 2021, the Company did not purchase any shares on the open market or in privately negotiated transactions.

4.    Diluted Earnings Per Share
The following table sets forth the computation of diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	November 27, 2022	November 28, 2021	November 27, 2022	November 28, 2021
Numerator:
Net loss	$(12,449)	$(38,441)	$(23,800)	$(47,918)
Denominator:
Weighted average shares for basic net loss per share	29,634	29,471	29,605	29,448
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—	—
Weighted average shares for diluted net loss per share	29,634	29,471	29,605	29,448

Basic and Diluted net loss per share	$(0.42)	$(1.30)	$(0.80)	$(1.63)

Due to the Company’s net loss for the three and six months ended November 27, 2022 and November 28, 2021, the net loss per share includes only the weighted average shares outstanding and thus excludes RSUs and stock options, as such impact would be antidilutive. See Note 3 - Stock Based Compensation and Stockholders' Equity for more information on outstanding RSUs and stock options.

5.    Income Taxes
The provision for income taxes from continuing operations for the six months ended November 27, 2022 and November 28, 2021, was an (expense)/benefit of $(8.0) thousand and $4.7 million, respectively. The effective tax rate for the six months ended November 27, 2022 and November 28, 2021 was 0.1% and 9.4%, respectively. The effective tax rate for the six months ended November 27, 2022, was lower than the statutory federal income tax rate of 21% primarily due to the movement of the valuation allowance recorded against certain deferred tax assets, partially offset by the federal and state research and development tax credits.
As of November 27, 2022 and May 29, 2022, the Company had unrecognized tax benefits of $1.0 million and $1.0 million, respectively. Included in the balance of unrecognized tax benefits as of November 27, 2022 and May 29, 2022, is $1.0 million and $0.9 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.
The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of November 27, 2022 and May 29, 2022.
Due to tax attribute carryforwards, the Company is subject to examination for tax years 2013 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 2012 forward, none of which were significant.

6.    Debt
Long-term debt, net consists of the following:

(In thousands)	November 27, 2022	May 29, 2022
Term loan	$103,712	$103,712
Total principal amount of long-term debt	103,712	103,712
Less: unamortized debt issuance costs	(4,759)	(5,534)
Total long-term debt, net of unamortized debt issuance costs	98,953	98,178
Less: current portion of long-term debt, net	(98,953)	(98,178)
Long-term debt, net	$—	$—

On December 31, 2020, the Company refinanced its existing term loan and revolving credit facility by entering into two separate Credit Agreements (the “New Credit Agreements”) with BMO and Goldman Sachs Specialty Lending Group, L.P. (“Goldman”) and Guggenheim Credit Services, LLC (“Guggenheim”), as lenders (collectively, the “Lenders”). Pursuant to the credit agreement related to the revolving credit facility, BMO has provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $75.0 million revolving line of credit (the “Revolving Credit Facility”) and serves as administrative agent of the Revolving Credit Facility. Pursuant to the credit agreement related to the term loan, Goldman and Guggenheim have provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $170.0 million term loan facility (split equally between Goldman and Guggenheim) (the “Term Loan”) and Goldman serves as administrative agent of the Term Loan. The Revolving Credit Facility and Term Loan are guaranteed, and secured by, substantially all of the Company’s and the Company’s direct and indirect subsidiaries’ assets.
The Term Loan matures on December 31, 2025. The Revolving Credit Facility matures on December 31, 2025 or, if the Term Loan remains outstanding on such date, ninety (90) days prior to the maturity date of the Term Loan (on October 2, 2025).
The Term Loan provides for principal payments by the Company of 5% per annum, payable quarterly in arrears in equal installments, commencing on March 30, 2023, with the remainder due at maturity.

Interest on the Revolving Credit Facility is based upon the Company’s average availability, at a per annum rate of either (i) LIBOR rate plus a spread of between 2.00% and 2.50% or (ii) base rate plus a spread of between 1.00% and 1.50%, plus a commitment fee, as applicable, of 0.375%. Interest on the Term Loan is at a per annum rate based on either (i) the base rate plus a spread of 7.50% or (ii) the LIBOR rate plus a spread of 8.50%. The Term Loan Credit Agreement also provides that in the event of a prepayment of any amount other than the scheduled installments within twelve months after the closing date, a penalty will be assessed equal to the aggregate amount of interest that would have otherwise been payable from date of prepayment event until twelve months after the closing date plus 3% of the amount prepaid.
The New Credit Agreements provide the Company the right to increase the revolver commitments under the Revolving Credit Facility, subject to the satisfaction of certain conditions (including consent from BMO), by obtaining additional commitments from either BMO or another lending institution at an amount of up to $15.0 million.
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
As of November 27, 2022, $48.0 million was outstanding on the Revolving Credit Facility, at an interest rate of 5.6%. As of November 27, 2022, the Term Loan had an interest rate of 10.1%.
As of November 27, 2022, the Company was in compliance with all financial covenants and had no events of default under the New Credit Agreements. However, as of the Filing Date, the Company was not compliance with the covenants under the New Credit Agreements. Please see Note 1 – Going Concern for more information.
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
On December 2, 2019, the Company entered into an interest rate swap contract (the “2019 Swap”) with BMO at a notional amount of $110.0 million which decreases quarterly. The 2019 Swap had the effect on our previous debt of converting primarily all of the $110.0 million of the total outstanding amount of the Company’s 30-day LIBOR borrowings from a variable interest rate to a fixed 30-day LIBOR rate of 1.53%. The 2019 Swap matured in November 2022.

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
The Curation Foods business includes activities from three natural food brands, including O Olive Oil & Vinegar, Yucatan Foods, and Cabo Fresh. The Curation Foods segment includes sales of olive oils and wine vinegars under the O brand, and sales of avocado products under the brands Yucatan Foods and Cabo Fresh. In December 2021, the Company completed the Eat Smart Disposition. As a result, the Company met the requirements of ASC 205-20 to report the results of the Eat Smart business as discontinued operations. The operating results for the Eat Smart business, in all periods presented, have been reclassified to discontinued operations and are no longer reported in the Curation Foods business segment. See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies – Eat Smart Sale and Discontinued Operations for further discussion.
The Other segment includes corporate general and administrative expenses, non-Lifecore and non-Curation Foods interest expense, interest income, and income tax expenses. Corporate overhead is allocated between segments based on actual utilization and relative size.
All of the Company’s assets are located within the United States of America except for its Yucatan production facility in Mexico.
The Company’s international sales by geography are based on the billing address of the customer and were as follows, excluding discontinued operations:

	Three Months Ended		Six Months Ended
(In millions)	November 27, 2022	November 28, 2021	November 27, 2022	November 28, 2021
Switzerland	$4.0	$2.0	$8.0	$5.4
Canada	2.6	2.9	6.2	6.4
Czech Republic	1.0	0.8	1.7	1.7
Ireland	1.0	0.7	1.7	0.8
All Other Countries	0.5	0.9	1.0	1.7

Operations by business segment consisted of the following:

(In thousands)	Lifecore	Curation Foods	Other	Total
Three Months Ended November 27, 2022
Net sales	$21,691	$17,111	$—	$38,802
Gross profit	6,675	433	—	7,108
Net (loss) income from continuing operations	916	(3,295)	(10,070)	(12,449)
Loss from discontinued operations, net of tax	—	—	—	—
Depreciation and amortization	1,843	588	11	2,442
Interest income	16	—	—	16
Interest expense	—	—	4,219	4,219
Income tax (benefit) expense	290	(836)	550	4
Corporate overhead allocation	1,022	283	(1,305)	—

Six Months Ended November 27, 2022
Net sales	$45,393	$36,764	$—	$82,157
Gross profit	12,776	584	—	13,360

Net (loss) income from continuing operations	1,419	(6,017)	(19,202)	(23,800)
Loss from discontinued operations, net of tax	—	—	—	—
Depreciation and amortization	3,614	2,756	21	6,391
Dividend income	—	—	—	—
Interest income	31	—	—	31
Interest expense	—	1	7,896	7,897
Income tax (benefit) expense	448	(1,901)	1,461	8
Corporate overhead allocation	2,060	617	(2,677)	—

(In thousands)	Lifecore	Curation Foods	Other	Total
Three Months Ended November 28, 2021
Net sales	$24,946	$18,506	$—	$43,452
Gross profit	11,715	3,000	—	14,715
Net (loss) income from continuing operations	5,682	(747)	(706)	4,229
Loss from discontinued operations, net of tax	—	(42,670)	—	(42,670)
Depreciation and amortization	1,673	886	26	2,585
Interest income	19	—	—	19
Interest expense	—	136	2,958	3,094
Income tax (benefit) expense	1,794	(579)	(4,300)	(3,085)
Corporate overhead allocation	1,078	1,231	(2,309)	—

Six Months Ended November 28, 2021
Net sales	$46,898	$38,186	$—	$85,084
Gross profit	17,479	7,671	—	25,150
Net (loss) income from continuing operations	6,262	(1,030)	(8,636)	(3,404)
Loss from discontinued operations, net of tax	—	(44,514)	—	(44,514)
Depreciation and amortization	3,220	1,767	52	5,039
Dividend income	—	—	—	—
Interest income	39	—	7	46
Interest expense	—	273	9,499	9,772
Income tax (benefit) expense	1,977	(797)	(5,916)	(4,736)
Corporate overhead allocation	2,215	2,702	(4,917)	—

During the six months ended November 27, 2022 and November 28, 2021, the Company had sales concentrations of 10% or greater from two customers. The Company’s top two customers accounted for 19% and 10% of revenues for the six months ended November 27, 2022, and 13% and 12% for the six months ended November 28, 2021. The Company had accounts receivable concentrations of 10% or greater from three customers accounting for 21%, 14%, and 10% of accounts receivable as of November 27, 2022, and two customers as of November 28, 2021 accounting for 14% and 10%.

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
The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of Comprehensive (Loss) Income, by Business Segment, excluding discontinued operations:

(in thousands)	Curation Foods	Other	Total
Three Months Ended November 27, 2022
Employee severance and benefit costs	$36	$—	$36
Lease costs	25	—	25
Other restructuring costs	125	637	762
Total restructuring costs	$186	$637	$823

(in thousands)	Curation Foods	Other	Total
Six Months Ended November 27, 2022
Employee severance and benefit costs	244	—	244
Lease costs	45	—	45
Other restructuring costs	319	1,262	1,581
Total restructuring costs	$608	$1,262	$1,870
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
The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of (Loss) Income, by Business Segment, since inception of the restructuring plan in fiscal year 2020 through the six months ended November 27, 2022, excluding discontinued operations:

	Curation Foods	Other	Total
(in thousands)
Asset write-off costs, net	$7,552	$418	$7,970
Employee severance and benefit costs	803	784	1,587
Lease costs	2,263	26	2,289
Other restructuring costs	642	6,160	6,802
Total restructuring costs	$11,260	$7,388	$18,648

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

The key components of income from discontinued operations for the three and six months ended November 27, 2022 and November 28, 2021 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	November 28, 2021	November 28, 2021
Product sales	$86,040	$173,196
Cost of product sales	87,763	167,835
Gross profit	(1,723)	5,361
Operating costs and expenses:
Research and development	862	1,815
Selling, general and administrative	5,823	12,292
Impairment of goodwill	32,057	32,057
Loss on sale of Eat Smart	—	—
Restructuring costs	705	1,433
Total operating costs and expenses	39,447	47,597
Operating loss	(41,170)	(42,236)
Dividend income	—	—
Interest expense	(1,239)	(2,478)
Other income (expense), net	—	—
Loss from discontinued operations before taxes	(42,409)	(44,714)
Income tax benefit (expense)	(261)	200
Loss from discontinued operations, net of tax	$(42,670)	$(44,514)

Cash used in operating activities by the Eat Smart business totaled $4.4 million for the six months ended November 28, 2021. Cash provided by investing activities from the Eat Smart business totaled $44.4 million for the six months ended November 28, 2021. Depreciation and amortization expense of the Eat Smart business totaled $5 million for the six months ended November 28, 2021. Capital expenditures of the Eat Smart business totaled $1.8 million for the six months ended November 28, 2021. There was no cash used, provided by, nor any capital expenditures of, the Eat Smart business for the six months ended November 27, 2022.

Interest expense was allocated to discontinued operations based on the interest expense related to the amount of debt required to be paid down under the New Credit Agreements as a result of the Eat Smart Disposition.

There were no assets or liabilities of Eat Smart as of November 27, 2022 or May 29, 2022.

10.    Subsequent Events

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

The Credit Agreements also provided for certain updates to the existing terms and covenants, including waiving the Fixed Charge Coverage and Leverage Ratios for the quarters ending November 27, 2022 and February 26, 2023 and were revised for all subsequent quarters; and the Minimum Consolidated Liquidity was reduced from $7.5 million to $1.0 million for the period from the effective date of the Amended Term Loan until May 28, 2023, then increasing to $7.5 million for subsequent periods. The Credit Agreements do not provide for any waiver of forecasted covenant violations as of the date of issuance of the consolidated financial statements.
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

Series A Preferred Share Purchase Agreement
On January 9, 2023, the Company simultaneously signed and closed a Securities Purchase Agreement (the “Purchase Agreement”) with a group of qualified investors. Pursuant to the Purchase Agreement, the Company issued and sold an aggregate of 38,750 shares of a new series of convertible preferred stock of the Company designated as Series A Preferred Shares, par value $0.001 per share (the "Preferred Shares") for an aggregate of $38.75 million. The Preferred Shares rank senior to the Company’s Common Stock with respect to dividends, distributions and payments on liquidation, winding up and dissolution. Each holder of Preferred Shares has the right, at its option, to convert its Preferred Share, in whole or in part, into fully paid and non-assessable shares of our Common Stock at an initial conversion price equal to $7.00 per share. The conversion price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events, and is also subject to adjustment in the event of subsequent offerings of Common Stock or convertible securities by the Company for less than the conversion price. Immediately following the Closing, two Series A Preferred Share Directors were appointed to the Company’s Board of Directors.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I, Item 1, of this Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Lifecore Biomedical’s Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022.
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

Critical Accounting Policies and Use of Estimates
There have been no material changes to the Company’s critical accounting policies and use of estimates from those disclosed in the Company’s Form 10-K/A for the fiscal year ended May 29, 2022. For a discussion of our critical accounting policies and use of estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates in Part II, Item 7 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022.

The Company

Corporate Overview
Lifecore Biomedical and its subsidiaries (“Lifecore Biomedical,” the “Company”, “we” or “us”) design, develop, manufacture, and sell differentiated products for food and biomaterials markets, and license technology applications to partners.
Lifecore Biomedical’s biomedical company, Lifecore Biomedical Operating Company, Inc. (“Lifecore”), is a fully integrated CDMO that offers highly differentiated capabilities in the development, fill and finish of sterile, injectable pharmaceutical products in syringes and vials. As a leading manufacturer of premium, injectable grade Hyaluronic Acid, Lifecore brings 37 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market.

Lifecore Biomedical’s natural food company, Curation Foods, Inc. (“Curation Foods”) is focused on innovating and distributing plant-based foods with 100% clean ingredients to retail, club and foodservice channels throughout North America.
Lifecore Biomedical was incorporated in California on October 31, 1986 and reincorporated as a Delaware corporation on November 6, 2008. Landec’s common stock was previously listed on The NASDAQ Global Select Market under the symbol “LNDC”. The Company’s principal executive offices are located at 3515 Lyman Boulevard Chaska, Minnesota 55318, and the telephone number is (952) 368-4300.
On November 14, 2022, the Company filed an amendment to its Certificate of Incorporation to change the Company’s name from Landec Corporation to Lifecore Biomedical, Inc. (“Name Change”), which was approved by the board of directors of the Company and became effective on November 14, 2022. In connection with the Name Change, the Company’s common stock began trading under its new NASDAQ ticker symbol “LFCR” on November 15, 2022. References to “Landec” or “Landec Corporation” refer to operations and/or transactions of the Company prior to the Name Change.
Going Concern
As of November 27, 2022, the Company had cash and cash equivalents of $6.8 million and outstanding borrowings of $147.0 million, net of issuance costs. The Company continues to experience unfavorable market conditions leading to lower than projected sales proceeds from the disposition of its Curation Foods businesses.
The Company performed an assessment, which occurred on the date of the filing of this Form 10-Q, to determine whether there were conditions or events that, considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern within one year following the date the accompanying consolidated financial statements are being issued (the “Filing Date”).
The Company’s ability to meet its liquidity needs for one year following the Filing Date will largely depend on its ability to generate cash in the future. As of November 27, 2022, the Company incurred net losses of $23.8 million, and the Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on the Company’s financial projections as of the Filing Date, the Company does not believe that it will have adequate liquidity to meet its obligations for at least one year following the Filing Date.
The Company further considered how these factors and uncertainties have and could impact its ability to meet the obligations specified in the New Credit Agreements with the Lenders for at least one year following the Filing Date. As of the Filing Date, the Company determined that it was not in compliance with the covenant under the New Credit Agreements requiring the timely filing of financial statements. In addition, the inclusion of a going concern explanatory paragraph in the auditor’s report issued by Ernst and Young LLP in connection with the restated audited financial statements for the year ended May 29, 2022 included in the Company’s Annual Report on Form 10-K/A also violates the covenants under the New Credit Agreements.
In addition, based on the Company’s current financial projections for the one-year period following the Filing Date, the Company anticipates that it will not be in compliance with certain financial covenants under the New Credit Agreements during the one-year period following the Filing Date, including the minimum fixed charge coverage ratio covenant for the fiscal quarters ending May 30, 2023 through November 30, 2023; the maximum leverage ratio covenant as of the fiscal quarters ending May 30, 2023 through November 30, 2023; the minimum liquidity covenant for each of the fiscal quarters ended as of February 26, 2023 through May 30, 2024; and the minimum Lifecore gross profit covenant for the fiscal quarters ending February 26, 2023 through August 30, 2023. Pursuant to the terms of the New Credit Agreements, as a result of the Company’s failure to comply with the covenants described above, the agents and the lenders under the New Credit Agreements are entitled to immediately cancel all unfunded commitments and to accelerate the maturity of all of the outstanding debt thereunder, at which time all such outstanding borrowings would become immediately due and payable by the Company. In addition, as a result of such defaults, under the New Credit Agreements, the Company will be subject to increased interest rates for any outstanding borrowings thereunder prior to repayment and, even if the agent and the lenders under the Revolving Credit Facility (as defined in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt”) do not exercise their rights to immediately accelerate all outstanding obligations, such lenders may refuse to fund additional borrowings thereunder, which the Company relies upon for short-term liquidity needs.
Although the Company is currently in default, as of the Filing Date, the agents and the Lenders have not taken any action to accelerate the maturity of the debt under the New Credit Agreements, nor have the Lenders under the Revolving Credit Facility indicated that they intend to prevent the Company from incurring additional borrowings thereunder. In such an event, however, the Company does not currently have sufficient liquidity to fund payment of the amounts that would be due under the New Credit Agreements nor does management have projected future cash flows to repay these outstanding borrowings under the New Credit Agreements if such amounts were to become payable. The Company’s inability to raise additional capital on acceptable terms in the near future, whether for purposes of funding payments required under the New Credit Agreements or providing additional liquidity needed for its operations, could have a material adverse effect on its business, results of operations, liquidity and financial condition.
In response to these conditions, the Company is currently in negotiations with the Lenders to seek a forbearance and amendment agreement to remedy the Company’s current and anticipated noncompliance with its covenants under the New Credit Agreements. The Company also intends to conduct a review of its strategic alternatives, which may involve seeking additional or alternative financing or the sale of all or a portion the Company. These processes are ongoing, however, and there can be no assurances that they will result in the completion of any such amendment, transaction or other alternative that would alleviate such conditions under the New Credit Agreements or the circumstances that give rise to substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the Filing Date.
Accordingly, the Company determined that it cannot be certain that the Company’s plans and initiatives would be effectively implemented within one year after the Filing Date. Without giving effect to the Company’s plans and initiatives, it is unlikely that the Company will be able to generate sufficient cash flows to meet its required financial obligations, including its debt service and other obligations due to third parties within one year after the Filing Date. The existence of these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the Filing Date.
The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for one year following the Filing Date. As such, the accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.
As a result, all outstanding borrowings under the New Credit Agreements are classified as short term on the consolidated balance sheets as of November 27, 2022 and May 29, 2022 contained in this report.
Securities Purchase Agreement
On November 25, 2022, the Company entered into a Securities Purchase Agreement (the “Wynnefield Purchase Agreement”) with entities affiliated with Wynnefield Capital, Inc. (the “Purchasers”). Pursuant to the Wynnefield Purchase Agreement, the Company agreed to sell an aggregate of 627,746 shares of its common stock (the “Shares”) for aggregate gross proceeds of approximately $5.0 million (the “Offering”). The purchase price for each Share was $7.97. The Offering closed on November 25, 2022. Pursuant to the Wynnefield Purchase Agreement, the Company granted the Purchasers certain piggyback registration rights and agreed, among other things, to indemnify such parties under any registration statement filed that includes the Shares from certain losses, claims, damages and liabilities.
Reportable Segments
Lifecore Biomedical has three reportable business segments – Lifecore, Curation Foods, and Other, which are described below.
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
On June 2, 2022, the Company sold its BreatheWay technology business for $3.2 million in cash (the “BreatheWay Sale”).

Following the Eat Smart Disposition, as well as the BreatheWay and Yucatan sales subsequent to fiscal year end, Curation Foods retained its O Olive business, and the Company retained its Lifecore business.
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
Impairment Review of Long-lived and Indefinite-lived assets

During the quarter ended November 27, 2022, the Company recorded impairment charges of $1.0 million related to Yucatan Foods indefinite-lived intangible asset related to tradenames. In addition, during the quarter ended November 27, 2022, the Company recorded an impairment charge of $0.3 million related to O Olive’s indefinite-lived intangible asset for tradenames. The impairments were determined using the royalty savings method to estimate the fair value of its trademarks and was primarily a result of an indication of a decrease in the fair market value of the Yucatan Foods and O Olive businesses driven by lower market valuations and a decrease in projected cash flows. The impairment charge is included in the line item “Impairment of indefinite-lived intangible assets” on the Consolidated Statements of Comprehensive (Loss) Income and is reported in the Curation Foods business segment (See Note 7 – Business Segment Reporting).
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

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 27, 2022	November 28, 2021	Amount	%	November 27, 2022	November 28, 2021	Amount	%
Lifecore	$21,691	$24,946	(3,255)	(13)%	$45,393	$46,898	(1,505)	(3)%
Curation Foods	17,111	18,506	(1,395)	(8)%	36,764	38,186	(1,422)	(4)%
Total Revenues	$38,802	$43,452	$(4,650)	(11)%	$82,157	$85,084	$(2,927)	(3)%

Lifecore
The decrease in Lifecore’s revenues for the three months ended November 27, 2022, compared to the same period last year, was due to a $5.3 million decrease in CDMO sales primarily due to the timing of shipments and the timing of development activities within the fiscal year, partially offset by a $2.1 million increase in fermentation revenues primarily due to the timing of shipments, which was influenced by excess channel inventory as a result of the global pandemic’s negative impact on elective procedures.
The decrease in Lifecore’s revenues for the six months ended November 27, 2022, compared to the same period last year, was due to a $4.9 million decrease in CDMO offset by a $3.4 million increase in fermentation revenues, for the same reasons as described above for the three months ended November 27, 2022.
Curation Foods
The decrease in Curation Foods’ revenues for the three and six months ended November 27, 2022, compared to the same period last year, was driven by the sale of our BreatheWay packaging technology business on June 2, 2022 which as a result of the sale did not earn any revenue during the three and six months ended November 27, 2022 compared to $0.6 million and $1.0 million, respectively, during the three months ended November 28, 2021.
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

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 27, 2022	November 28, 2021	Amount	%	November 27, 2022	November 28, 2021	Amount	%
Lifecore	$6,675	$11,715	$(5,040)	(43)%	$12,775	$17,479	$(4,704)	(27)%
Curation Foods	433	3,000	(2,567)	(86)%	585	7,671	(7,086)	(92)%
Total Gross Profit	$7,108	$14,715	$(7,607)	(52)%	$13,360	$25,150	$(11,790)	(47)%

Lifecore
The decrease in gross profit for the Lifecore business for the three and six months ended November 27, 2022, compared to the same period last year, was due primarily to decreased revenue, as well as an unfavorable sales mix.

Curation Foods
The decrease in gross profit for the Curation Foods business for the three and six months ended November 27, 2022, compared to the same period last year, was primarily driven by increased freight costs combined with increased raw product sourcing costs.

Operating Expenses:
Research and Development
R&D expenses consist primarily of product development and commercialization initiatives. R&D expenses in our Lifecore business are focused on new products and applications for HA-based and non-HA biomaterials. In the Curation Foods business R&D expenses are primarily focused on innovating our current product lines.

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 27, 2022	November 28, 2021	Amount	%	November 27, 2022	November 28, 2021	Amount	%
Lifecore	$2,109	$1,663	$446	27%	$4,155	$3,331	$824	25%
Curation Foods	9	193	(184)	(95)%	11	398	(387)	(97)%
Total R&D	$2,118	$1,856	$262	14%	$4,166	$3,729	$437	12%
The increase in R&D expenses for the three and six months ended November 27, 2022, compared to the same period last year, was primarily due to higher salary and benefits expenses, including increased headcount, in our Lifecore Segment. These increases were offset by small decreases in the Curation foods segment.
Selling, General, and Administrative (“SG&A”)
SG&A expenses consist primarily of sales and marketing expenses associated with Lifecore’s product sales and services, business development expenses, and staff and administrative expenses.

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 27, 2022	November 28, 2021	Amount	%	November 27, 2022	November 28, 2021	Amount	%
Lifecore	$2,353	$1,517	$836	55%	$4,725	$3,733	$992	27%
Curation Foods	2,808	2,766	42	2%	6,031	5,658	373	7%
Other	5,612	3,729	1,883	50%	10,679	8,091	2,588	32%
Total SG&A	$10,773	$8,012	$2,761	34%	$21,435	$17,482	$3,953	23%

The increase in total SG&A expenses for the three and six months ended November 27, 2022, compared to the same period last year, was due primarily to an increase at our Other segment primarily due to an increase in legal fees from compliance and other litigation matters, combined with increased salary and benefits expenses in our Lifecore and Curation Foods segments.
Restructuring Costs

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 27, 2022	November 28, 2021	Amount	%	November 27, 2022	November 28, 2021	Amount	%
Lifecore	$—	$—	$—	—%	$—	$—	$—	—%
Curation Foods	186	(1)	187	(18,700)%	608	466	142	30%
Other	637	708	(71)	(10)%	1,262	2,075	(813)	(39)%
Total SG&A	$823	$707	$116	16%	$1,870	$2,541	$(671)	(26)%

During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces and the sale of non-strategic assets. The Company recorded $0.8 million and $0.7 million during the three months ended November 27, 2022 and November 28, 2021, respectively, related to the restructuring plan. Restructuring costs for the six months ended November 27, 2022 decreased $0.7 million compared to the prior year period due to decreased restructuring activity in our Other Segment as part of our Project SWIFT initiatives to sell Curation Foods assets. Refer to Note 8 - Restructuring Costs in the notes to our consolidated financial statements for more information.

Impairment of Long-lived and Indefinite-Lived Intangible Assets

As discussed above, during the three and six months ended November 27, 2022, the Company recorded impairment charges on Yucatan’s and O'Olive's tradenames, which amounted to $1.3 million in the aggregate. A similar charge did not occur during the three and six months ended November 28, 2021. The impairment charge is allocated to the Curation Foods segment in its entirety. Refer to “Impairment Review of Long-Lived and Indefinite-Lived Intangible Assets” in this Management’s Discussion and Analysis for additional details and information.

Other:

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 27, 2022	November 28, 2021	Amount	%	November 27, 2022	November 28, 2021	Amount	%
Interest Income	$16	$19	$(3)	(16)%	$31	$46	$(15)	(33)%
Interest Expense	$(4,219)	$(3,094)	$(1,125)	36%	$(7,897)	$(9,772)	$1,875	(19)%
Other Income (Expense), net	$(336)	$79	$(415)	N/M	$(515)	$188	$(703)	N/M
Income Tax (Expense) Benefit	$(4)	$3,085	$(3,089)	N/M	$(8)	$4,736	$(4,744)	N/M
Interest Income
The decrease in interest income for the three and six months ended November 27, 2022, compared to the same period last year, was not significant.

Interest Expense
The increase in interest expense for the three months ended November 27, 2022, compared to the same period last year, was primarily a result of increased interest rates.
The decrease in interest expense for the six months ended November 27, 2022, compared to the same period last year, was primarily due to (i) prepayment penalties incurred related to payments made on our term debt resulting from the sales of our investment in Windset during the three months ended November 28, 2021, which did not reoccur during the six months ended November 27, 2022; and (ii) lower outstanding debt balances for the six months ended November 27, 2022 compared to the six months November 28, 2021. This decrease was offset by the change in interest rates during the three months ended November 27, 2022 as described above.
Other Income (Expense)
The decrease in other income (expense) for the three months ended November 27, 2022, compared to the same period last year, was primarily the result of the change in the fair value of our interest rate swap liability that is no longer an effective hedge as a result of our debt refinancing in December 2020.
Income Taxes
The change in income tax benefit for the three months ended November 27, 2022 compared to the same period last year was primarily due to the Company’s effective tax rate for the three months ended November 27, 2022 changed from a tax benefit of 6.8% to a tax provision expense of 0.4% in comparison to the same period last year. The decrease in the effective tax rate for the three months ended November 27, 2022 was primarily due to an increase in valuation allowance recorded against certain deferred tax assets, partially offset by the impact of federal and state research and development tax credits.
The change in income tax benefit for the six months ended November 27, 2022 compared to the same period last year was primarily due to the Company’s effective tax rate for the six months ended November 27, 2022 changed from a tax provision benefit of 9.4% to a tax provision expense of 0.4% in comparison to the same period last year. The decrease in the effective tax rate for the six months ended November 27, 2022 was primarily due to an increase in valuation allowance recorded against certain deferred tax assets, partially offset by the impact of federal and state research and development tax credits.

Liquidity and Capital Resources
As of November 27, 2022, the Company had cash and cash equivalents of $6.8 million, a net increase of $5.2 million from $1.6 million as of May 29, 2022.

Cash Flow from Operating Activities
Net cash used in operating activities during the six months ended November 27, 2022 was $4.5 million, compared to $4.3 million of net cash used in operating activities for the same period last year. The primary uses of net cash in operating activities during the six months ended November 27, 2022 were (1) a $23.8 million net loss and (2) $2.1 million gain on sale of BreatheWay assets. These uses of cash were partially offset by (1) a $10.9 million net decrease in working capital and (2) $9.1 million of depreciation/amortization and stock-based compensation expense.
The primary factors for the decrease in working capital during the six months ended November 27, 2022, was a $10.7 million increase in inventory driven by the increased in finished goods of $9.9 million at Curation Foods, which is in alignment with our expectations for production season, a $12.5 million decrease in accounts receivable driven by timing of customer payments, partially offset by a $4.6 million decrease in accrued compensation driven by severance payments. In addition, cash used in accounts payable increased $3.4 million due to timing.
Cash Flow from Investing Activities
Net cash used in investing activities during the six months ended November 27, 2022 was $3.0 million, compared to $33.2 million of net cash provided by for the same period last year. Net cash used in investing activities during the six months ended November 27, 2022 was primarily due to the receipt of $3.1 million related to the sale of our BreatheWay assets, partially offset by the purchase of $6.2 million of equipment to support the growth of the Company’s Lifecore business. The three months ended November 28, 2021 included cash provided of $45.1 million related to the sale of investment in non-public company, which did not reoccur in the three months ended November 27, 2022.
Cash Flow from Financing Activities
Net cash provided by financing activities during the six months ended November 27, 2022 was $12.7 million compared to $29.1 million of net cash used in financing activities for the same period last year. The net cash provided by financing activities during the six months ended November 27, 2022 was primarily due to proceeds from a sale of common stock for $5.0 million and an $8.8 million net increase in the Company’s line of credit. The six months ended November 28, 2021 included cash provided of $41.4 million related to payments on long-term debt, which were minimal in the six months ended November 27, 2022.
Capital Expenditures
During the six months ended November 27, 2022, the Company incurred $6.2 million of capital expenditures, which was primarily represented by facility expansions and purchased equipment to support the growth of the Lifecore business, compared to capital expenditures of $13.0 million for the six months ended November 28, 2021. During the six months ended November 27, 2022, capital expenditures for Lifecore and Curation Foods were $6.1 million and $0.1 million, respectively.
Debt
On December 31, 2020, the Company refinanced its existing term loan and revolving credit facility by entering into two separate Credit Agreements (the “New Credit Agreements”) with BMO and Goldman Sachs Specialty Lending Group, L.P. (“Goldman”) and Guggenheim Credit Services, LLC (“Guggenheim”), as lenders (collectively, the “Lenders”). Pursuant to the credit agreement related to the revolving credit facility, BMO has provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $75.0 million revolving line of credit (the “Revolving Credit Facility”) and serves as administrative agent of the Revolving Credit Facility. Pursuant to the credit agreement related to the term loan, Goldman and Guggenheim have provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $170.0 million term loan facility (split equally between Goldman and Guggenheim) (the “Term Loan”) and Goldman serves as administrative agent of the Term Loan. The Revolving Credit Facility and Term Loan are guaranteed, and secured by, substantially all of the Company’s and the Company’s direct and indirect subsidiaries’ assets.
The Term Loan matures on December 31, 2025. The Revolving Credit Facility matures on December 31, 2025 or, if the Term Loan remains outstanding on such date, ninety (90) days prior to the maturity date of the Term Loan (on October 2, 2025).
The Term Loan provides for principal payments by the Company of 5% per annum, payable quarterly in arrears in equal installments, commencing on March 30, 2023, with the remainder due at maturity.
Interest on the Revolving Credit Facility is based upon the Company’s average availability, at a per annum rate of either (i) LIBOR rate plus a spread of between 2.00% and 2.50% or (ii) base rate plus a spread of between 1.00% and 1.50%, plus a commitment fee, as applicable, of 0.375%. Interest on the Term Loan is at a per annum rate based on either (i) the base rate plus a spread of 7.50% or (ii) the LIBOR rate plus a spread of 8.50%. The Term Loan Credit Agreement also provides that in the event of a prepayment of any amount other than the scheduled installments within twelve months after the closing date, a penalty will be assessed equal to the aggregate amount of interest that would have otherwise been payable from date of prepayment event until twelve months after the closing date plus 3% of the amount prepaid.
The New Credit Agreements provide the Company the right to increase the revolver commitments under the Revolving Credit Facility, subject to the satisfaction of certain conditions (including consent from BMO), by obtaining additional commitments from either BMO or another lending institution at an amount of up to $15.0 million.
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
In April 2022 the Company amended the New Credit Agreements related to the Term Loan to make available again $20.0 million of term debt that had been previously repaid. In connection with this amendment, the Company incurred debt issuance costs from the lender of $0.7 million.
As of November 27, 2022, $48.0 million was outstanding on the Revolving Credit Facility, at an interest rate of 5.6%. As of November 27, 2022, the Term Loan had an interest rate of 10.1%.
As of November 27, 2022, $48.0 million was outstanding on the Revolving Credit Facility, at an interest rate of 5.6%. As of November 27, 2022, the Term Loan had an interest rate of 10.1%. As of November 27, 2022, the Company was in compliance with all financial covenants and had no events of default under the New Credit Agreements. However, as of the Filing Date, the Company was not compliance with the covenants under the New Credit Agreements. Please see “— Going Concern” for more information.
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
Going Concern
Please see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Going Concern” above for discussion on our ability to continue as a going concern, as of the Filing Date.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information provided under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” which is included and described in the Form 10-K/A for the fiscal year ended May 29, 2022 filed with the SEC on March 15, 2023.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of November 27, 2022, due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022.
Previously Disclosed Material Weakness in Internal Control over Financial Reporting
As previously disclosed in Item 9A of our Annual Report on Form 10-K/A for the year ended May 29, 2022, management identified material weaknesses as of such date. The first identified material weakness was that we did not design and operate effective internal controls over the assessment of recoverability and measurement of fair value of certain indefinite-lived and long-lived assets. This resulted in a material error for the fiscal year ended May 29, 2022, that was corrected in the Annual Report on Form 10-K/A for the year ended May 29, 2022, and for the first quarter ended August 28, 2022, was corrected in the Quarterly Report on Form 10-Q/A for the quarter ended August 28, 2022, with the impacted financial information corrected in Note 1 - Correction of Error in Previously Reported Interim Financial Statements (Unaudited) to our consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q/A. The second identified material weakness was that we did not design and operate effective internal controls over the completeness and accuracy of the accounting for non-standard transactions, that would include discontinued operations and restructuring activity. Specifically, we did not design controls for non-standard transactions to ensure the accurate presentation of non-standard transactions, which would include discontinued operations and certain restructuring costs in our financial statements. These two material weaknesses remain unremediated.
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
The remediation efforts, which are ongoing, are intended to both address the identified material weaknesses and to enhance our overall financial control environment and will be subject to ongoing senior management review, as well as Audit Committee oversight. We plan to complete this remediation process as quickly as possible. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
The change described under “Previously Disclosed Material Weakness in Internal Control over Financial Reporting” above represents a change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Exchange Act) during the six months ended November 27, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. For further discussion, see the disclosures contained in Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies - Legal Contingencies, which are incorporated herein by reference.

Item 1A.    Risk Factors
You should carefully consider the risks described below and in Item 1A, Risk Factors, of our Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022, as supplemented by our Quarterly Report on Form 10-Q for the fiscal period ended November 27, 2022, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein. Some statements in this report, including statements in the risk factors, constitute forward-looking statements. Except as described below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022.
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
As of the Filing Date, the Company determined that it was not in compliance with the covenant under the New Credit Agreements requiring the timely filing of financial statements. The inclusion of a going concern explanatory paragraph in the auditor’s report issued by Ernst and Young LLP in connection with the restated audited financial statements for the year ended May 29, 2022 included in the Company’s Annual Report on Form 10-K/A also violates the covenants under the New Credit Agreements. In addition, based on the Company’s current financial projections for the one-year period following the Filing Date, the Company anticipates that it will not be in compliance with certain financial covenants under the New Credit Agreements during the one-year period following the Filing Date, including the minimum fixed charge coverage ratio covenant for the fiscal quarters ending May 30, 2023 through November 30, 2023; the maximum leverage ratio covenant as of the fiscal quarters ending May 30, 2023 through November 30, 2023; the minimum liquidity covenant for each of the fiscal quarters ended as of February 26, 2023 through May 30, 2024; and the minimum Lifecore gross profit covenant for the fiscal quarters ending February 26, 2023 through August 30, 2023. Pursuant to the terms of the New Credit Agreements, as a result of the Company’s failure to comply with the covenants described above, the agents and the lenders under the New Credit Agreements are entitled to immediately cancel all unfunded commitments and to accelerate the maturity of all of the outstanding debt thereunder, at which time all such outstanding borrowings, plus all accrued and unpaid interest and other fees and expenses, would become immediately due and payable by the Company. In addition, as a result of such defaults, under the New Credit Agreements, the Company will automatically be subject to increased interest rates for any outstanding borrowings thereunder prior to repayment and, even if the agent and the lenders under the Revolving Credit Facility do not exercise their rights to immediately accelerate all outstanding obligations, such lenders may refuse to fund additional borrowings thereunder, which the Company relies upon for short-term liquidity needs.
Although the agents and the Lenders have not taken any action to accelerate the maturity of the debt under the New Credit Agreements, nor have the Lenders under the Revolving Credit Facility indicated that they intend to prevent the Company from incurring additional borrowings thereunder, they may elect to do so at any time. The Company does not currently have sufficient liquidity to fund payment of the amounts that would become due under the New Credit Agreements if the maturity was accelerated, nor does management have projected future cash flows to repay these outstanding borrowings under the New Credit Agreements if the maturity becomes accelerated in the future, which could result in the agents and Lenders electing to foreclose on the Company and its collateral (which represents substantially all of the Company’s assets), or else could leave to the Company filing of bankruptcy or undertaking similar liquidation activities, all of which could have a material adverse effect on the Company’s business, prospects, results of operations, liquidity and financial condition. In addition, if the Lenders refuse to fund additional borrowings under the Revolving Credit Facility, the Company may be unable to meet its liquidity needs, which could, in turn, create significant challenges for the Company, including its ability to pay existing obligations, or to fund working capital, capital expenditures, product development efforts and other general corporate purposes, and may lead to bankruptcy or similar issues. Lastly, the increase in interest rate costs could cause the Company to significantly increase the amount of cash flow from operations or cash on hand to the payment of interest on such indebtedness which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes.
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
As described under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Going Concern” the Company has evaluated its financial condition as of the date the accompanying consolidated financial statements are being issued (the “Filing Date”), and, based on this evaluation, the Company has determined that, as of the Filing Date, the existence of certain conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year following the Filing Date.
In addition, the Company’s ability to meet its liquidity needs for one year following the Filing Date will largely depend on its ability to generate cash in the future. As of November 27, 2022, the Company incurred net losses of $23.8 million, and the Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are outside of the Company’s control, including the actions taken by the Company’s agents and Lenders under the New Credit Agreements with respect to the Company’s current and anticipated noncompliance under the New Credit Agreements, the terms of any amendment thereto or any refinancing, if any, the Company’s ability to secure new customer relationships and retain and grow existing customer relationships, the Company’s ability to execute on its strategic plans, the ability of the Company to manage expenses and grow the business to generate future cash flows, and the availability and terms of future financing, among others. Based on the Company’s financial projections as of the Filing Date, the Company does not believe that it will have adequate liquidity to meet its obligations for at least one year following the Filing Date. If the Company is unable to manage these risks and uncertainties, and is unable to meet its liquidity needs, its business would be jeopardized and may not be able to continue to operate. For more information, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Going Concern” and “— The Company is currently not in compliance with the covenants under the New Credit Agreements. The New Credit Agreements provide the Lenders with a lien against substantially all of the Company’s assets, and contains financial covenants that may limit our operational flexibility and cash flow available to invest in the ongoing needs of our business or otherwise adversely affect the Company’s results of operations.”
In addition, the Company’s determination of the existence of substantial doubt as to the Company’s ability to continue as a going concern itself has had, and may in the future have, adverse consequences for the Company. In particular, as described elsewhere in these risk factors, the inclusion of a going concern explanatory paragraph in the auditor’s report issued by Ernst and Young LLP in connection with the restated audited financial statements for the year ended May 29, 2022 included in the Company’s Annual Report on Form 10-K/A violated the covenants under the New Credit Agreements. In addition, a public announcement of this declaration, combined with the Company’s existing and anticipated noncompliance with the terms under the New Credit Agreements and its decision to explore strategic alternatives, may cause or result in:

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
The information contained in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Going Concern” is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Exhibit Title
3.1	Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2008.
3.2	Amended and Restated By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2012.
3.3	Amendment No. 1 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2019.
3.4	Amendment No. 2 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2019.
3.5	Amendment No. 3 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2020.
3.6	Certificate of Amendment to Certificate Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2022.
3.7	Amendment No. 4 to By-Laws of the Company, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2022.
10.1	Amendment to the Company’s 2019 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2022.
10.2
Securities Purchase Agreement, dated November 25, 2022, by and among the Company and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 25, 2022.

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