Form 10-Q
period 2023-02-26
LIFECORE BIOMEDICAL, INC. \DE\
filed 2023-06-02
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended February 26, 2023, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of May 26, 2023, there were 30,322,169 shares of common stock outstanding.

LIFECORE BIOMEDICAL, INC.
FORM 10-Q
For the Fiscal Quarter Ended February 26, 2023

INDEX

			Page

Part I.	Financial Information

Item 1.	Financial Statements

	a)	Consolidated Balance Sheets as of February 26, 2023 and May 29, 2022	1

	b)	Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended February 26, 2023 and February 27, 2022	2

	c)	Consolidated Statement of Change in Convertible Preferred Stock and Stockholders’ Equity for the Three and Nine Months Ended February 26, 2023 and February 27, 2022	3

	d)	Consolidated Statements of Cash Flows for the Nine Months Ended February 26, 2023 and February 27, 2022	4

	e)	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		37

Item 4.	Controls and Procedures		37

Part II.	Other Information		39

Item 1.	Legal Proceedings		39

Item 1A.	Risk Factors		39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		39

Item 3.	Defaults Upon Senior Securities		40

Item 4.	Mine Safety Disclosures		40

Item 5.	Other Information		40

Item 6.	Exhibits		40

	Signatures		42

i

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	February 26, 2023	May 29, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,950	$991
Accounts receivable, less allowance for credit losses	32,371	40,094
Inventories	48,696	44,300
Prepaid expenses and other current assets	4,422	5,183
Current assets, discontinued operations	—	33,144
Total Current Assets	88,439	123,712

Property and equipment, net	120,799	115,031
Operating lease right-of-use assets	5,924	6,519
Goodwill	13,881	13,881
Trademarks/tradenames, net	4,400	4,700
Other non-current assets	2,710	2,900
Non-current assets, discontinued operations	—	11,063
Total Assets	$236,153	$277,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,762	$12,988
Accrued compensation	6,733	8,941
Other accrued liabilities	12,012	6,847
Current portion of lease liabilities	1,455	4,592
Deferred revenue	2,711	919
Line of credit	—	40,000
Current portion of long-term debt, net	—	98,178
Current liabilities, discontinued operations	—	4,345
Total Current Liabilities	37,673	176,810

Line of credit	16,000	—
Long-term debt, net	98,964	—
Long-term lease liabilities	10,516	8,356
Deferred taxes, net	80	126
Other non-current liabilities	203	190
Non-current liabilities, discontinued operations	—	1,627
Total Liabilities	163,436	187,109

Convertible Preferred Stock, 0.001 par value; 2,000 shares authorized; 39 shares issued and outstanding at February 26, 2023 (none at May 29, 2022), respectively	38,510	—

Stockholders’ Equity:
Common Stock, $0.001 par value; 50,000 shares authorized; 30,319 and 29,513 shares issued and outstanding at February 26, 2023 and May 29, 2022, respectively	30	30
Additional paid-in capital	174,268	167,352
Accumulated deficit	(140,091)	(76,099)
Accumulated other comprehensive loss	—	(586)
Total Stockholders’ Equity	34,207	90,697
Total Liabilities, Convertible Preferred Stock and Stockholders’ Equity	236,153	277,806

See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Product sales	$27,600	$37,399	$77,748	$90,140
Cost of product sales	21,622	24,533	58,178	58,507
Gross profit	5,978	12,866	19,570	31,633
Operating costs and expenses:
Research and development	1,964	2,000	6,128	5,722
Selling, general and administrative	10,972	14,163	31,201	27,659
Impairment of indefinite-lived intangible assets	—	—	300	—
Gain on sale of BreatheWay	—	—	(2,108)	—
Restructuring costs	2,741	5,270	4,611	7,530
Total operating costs and expenses	15,677	21,433	40,132	40,911
Operating loss	(9,699)	(8,567)	(20,562)	(9,278)
Interest income	22	20	53	66
Interest expense	(5,818)	(4,105)	(13,715)	(13,877)
Transition services income	70	5,473	70	5,473
Other income (expense), net	34	454	(481)	642
Net loss before tax	(15,391)	(6,725)	(34,635)	(16,974)
Income tax (expense) benefit	(70)	87	(78)	5,591
Net loss from continuing operations	(15,461)	(6,638)	(34,713)	(11,383)

Discontinued operations:
Loss from discontinued operations	$(24,731)	$(6,859)	$(29,279)	$(49,576)
Income tax (expense) benefit	—	411	—	(157)
Loss from discontinued operations, net of tax	(24,731)	(6,448)	(29,279)	(49,733)
Net loss	$(40,192)	$(13,086)	$(63,992)	$(61,116)

Basic net loss per share:
Loss from continuing operations	$(0.51)	$(0.23)	$(1.16)	$(0.39)
Loss from discontinued operations	(0.82)	(0.22)	(0.98)	(1.68)
Total basic net loss per share	$(1.33)	$(0.45)	$(2.14)	$(2.07)

Diluted net loss per share:
Loss from continuing operations	$(0.51)	$(0.23)	$(1.16)	$(0.39)
Loss from discontinued operations	(0.82)	(0.22)	(0.98)	(1.68)
Total diluted net loss per share	$(1.33)	$(0.45)	$(2.14)	$(2.07)

Shares used in per share computation:
Basic	30,304	29,482	29,838	29,459
Diluted	30,304	29,482	29,838	29,459

Other comprehensive income, net of tax:
Net unrealized gain on interest rate swaps (net of tax effect of $0, $(100), $(16) and $(190))	$—	$104	$586	$646
Other comprehensive income, net of tax	—	104	586	646
Total comprehensive loss	$(40,192)	$(12,982)	$(63,406)	$(60,470)
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

Three and Nine Months Ended February 26, 2023
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance at May 29, 2022	—	$—	29,513	$30	$167,352	$(76,099)	$(586)	$90,697
Issuance of stock under stock plans, net of shares withheld	—	—	80	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(67)	—	—	(67)
Stock-based compensation	—	—	—	—	785	—	—	785
Net loss	—	—	—	—	—	(11,351)	—	(11,351)
Other comprehensive income, net of tax	—	—	—	—	—	—	300	300
Balance at August 28, 2022	—	$—	29,593	$30	$168,070	$(87,450)	$(286)	$80,364
Issuance of stock under stock plans, net of shares withheld	—	—	76					—
Taxes paid by Company for employee stock plans	—	—	—	—	(142)	—		(142)
Stock-based compensation	—	—	—	—	1,108	—		1,108
Net loss	—	—	—	—	—	(12,449)		(12,449)
Other comprehensive income, net of tax	—	—	—	—	—	—	286	286
Issuance of shares to Wynnefield Capital, Inc.	—	—	628	—	5,000	—	—	5,000
Balance at November 27, 2022	—	$—	30,297	$30	$174,036	$(99,899)	$—	$74,167
Issuance of stock under stock plans, net of shares withheld			22	—	—	—	—	—
Proceeds of Convertible Preferred Stock, net of issuance costs	39	38,082	—	—	—	—	—	—
Convertible Preferred Stock PIK dividend	—	428	—	—	(428)	—	—	(428)
Cost of issuance of shares to Wynnefield Capital, Inc.	—	—	—	—	(178)	—	—	(178)
Taxes paid by Company for employee stock plans	—	—	—	—	(65)	—	—	(65)
Stock-based compensation	—	—	—	—	903	—	—	903
Net loss	—	—	—	—	—	(40,192)	—	(40,192)
Balance at February 26, 2023	39	$38,510	30,319	$30	$174,268	$(140,091)	$—	$34,207

Three and Nine Months Ended February 27, 2022
					Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at May 30, 2021	—	—	29,333	29	165,533	38,580	(1,358)	202,784
Issuance of stock under stock plans, net of shares withheld	—	—	129	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(428)	—	—	(428)
Stock-based compensation	—	—	—	—	620	—	—	620
Net loss	—	—	—	—	—	(9,509)	—	(9,509)
Other comprehensive income, net of tax	—	—	—	—	—	—	366	366
Balance at August 29, 2021	—	$—	29,462	$29	$165,725	$29,071	$(992)	$193,833
Issuance of stock under stock plans, net of shares withheld	—	—	19	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(84)	—	—	(84)
Stock-based compensation	—	—	—	—	686	—	—	686
Net loss	—	—	—	—	—	(38,521)	—	(38,521)
Other comprehensive income, net of tax	—	—	—	—	—	—	176	176
Balance at November 28, 2021	—	$—	29,481	$29	$166,327	$(9,450)	$(816)	$156,090
Issuance of stock under stock plans, net of shares withheld	—	—	1	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(6)	—	—	(6)
Stock-based compensation	—	—	—	—	622	—	—	622
Net loss	—	—	—	—	—	(13,086)	—	(13,086)
Other comprehensive income, net of tax	—	—	—	—	—	—	104	104
Balance at February 27, 2022	—	$—	29,482	$29	$166,943	$(22,536)	$(712)	$143,724

See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended
	February 26, 2023	February 27, 2022
Cash flows from operating activities:
Net loss	$(63,992)	$(61,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of indefinite-lived intangible assets and goodwill	300	32,057
Depreciation, amortization of intangibles, debt costs and right-of-use assets	10,392	14,488
Gain on sale of BreatheWay	(2,108)	—
Stock-based compensation expense	2,796	1,928
Deferred taxes	57	(5,471)
Loss on disposal of property and equipment related to restructuring, net	—	5,185
Loss on sale of Yucatan	21,039	—
Loss on sale of Eat Smart	—	235
Other, net	101	(540)
Changes in current assets and current liabilities:
Accounts receivable, net	8,994	(7,525)
Inventories	(13,451)	(11,910)
Prepaid expenses and other current assets	(1,169)	(1,448)
Accounts payable	11,405	13,507
Accrued compensation	(1,895)	(2,027)
Other accrued liabilities	8,570	(70)
Deferred revenue	1,792	662
Net cash used in operating activities	(17,169)	(22,045)

Cash flows from investing activities:
Purchases of property and equipment	(12,319)	(18,539)
Proceeds from the sale of BreatheWay, net	3,135	—
Proceeds from the sale of Yucatan, net	12,531	—
Proceeds from the sale of Eat Smart, net	—	73,500
Eat Smart sale net working capital adjustments	—	(2,390)
Sale of Investment in non-public company	—	45,100
Proceeds from sales of property and equipment	—	1,096
Net cash provided by investing activities	3,347	98,767

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	4,822	—
Proceeds from long-term debt	3,367	—
Payments on long-term debt	(3,199)	(86,376)
Proceeds from lines of credit	18,400	45,011
Payments on lines of credit	(42,400)	(34,111)
Taxes paid for employee stock plans	(274)	(518)
Payments for debt issuance costs	(3,669)	(169)
Proceeds from sale of preferred stock, net of issuance costs	38,082	—
Net cash provided by (used in) financing activities	15,129	(76,163)
Net increase in cash and cash equivalents	1,307	559
Cash and cash equivalents, beginning of period	1,643	1,295
Cash and cash equivalents, end of period	$2,950	$1,854

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$3,918	$1,764
Convertible Preferred Stock PIK dividend	$(428)	$—

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
Lifecore Biomedical previously operated a natural food company, through its wholly owned subsidiary, Curation Foods, Inc. (“Curation Foods”), which was previously focused on the distribution of plant-based foods to retail, club and foodservice channels throughout North America, which was presented in Lifecore Biomedical’s prior financial statements as the Curation Foods segment. However, upon the sale of Yucatan Foods on February 7, 2023 (see “Yucatan Disposition and Discontinued Operations” below) and O Olive Oil & Vinegar (“O Olive”) on April 6, 2023, (refer to Note 10), the Company has ceased to operate the Curation Foods business. Accordingly, commencing in the fourth quarter of fiscal year 2023, the Curation Foods segment of Lifecore Biomedical will be presented as a discontinued operation in its entirety.
On November 14, 2022, the Company filed an amendment to the Certificate of Incorporation to change the Company’s name from Landec Corporation to Lifecore Biomedical, Inc. (the “Name Change”), which was approved by the board of directors of the Company and became effective on November 14, 2022. In connection with the Name Change, the Company’s common stock began trading under its new NASDAQ ticker symbol, “LFCR”, on November 15, 2022. References to “Landec” or “Landec Corporation” refer to operations and/or transactions of the Company prior to the Name Change.
Yucatan Disposition and Discontinued Operations
On February 7, 2023 (the “Closing Date”), Company, Camden Fruit Corp., a direct wholly owned subsidiary of Curation Foods and an indirect wholly owned subsidiary of the Company (“Camden” and together with the Curation Foods and the Company, the “Sellers”), Yucatan Foods, LLC, a wholly owned subsidiary of the Camden (“Yucatan”), and Yucatan Acquisition Holdings LLC, a wholly owned subsidiary of Flagship Food Group LLC (“Buyer” and together with Yucatan and the Sellers, the “Parties”) completed the sale (the “Yucatan Disposition”) of the Company’s avocado products business, including its Yucatan® and Cabo Fresh® brands, as well as the associated manufacturing facility and operations in Guanajuato, Mexico (the “Business”), pursuant to the terms of a securities purchase agreement executed by the Parties on February 7, 2023 (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, Buyer acquired all of the outstanding equity securities of Yucatan for a purchase price of $17.5 million in cash, subject to certain post-closing adjustments at closing, including selling costs, net working capital and other adjustments amounting to $5.0 million. The Company recognized a loss on the Yucatan Disposition of $21.0 million in the third quarter ended February 26, 2023. The loss on the Yucatan Disposition is recorded in loss from discontinued operations in the Consolidated Statement of Comprehensive (Loss) Income.
The accounting requirements for reporting the Yucatan Foods business as discontinued operations were met when the Yucatan Disposition was completed on the Closing Date. Accordingly, the consolidated financial statements and notes to the consolidated financial statements reflect the results of the Yucatan business as a discontinued operation for the periods presented. Refer to Note 9 - Discontinued Operations for additional information.
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
Series A Convertible Preferred Share Purchase Agreement
On January 9, 2023, the Company simultaneously signed and closed a Securities Purchase Agreement (the “Preferred Share Purchase Agreement”) with a group of certain accredited investors. Refer to Note 2 – Convertible Preferred Stock for additional information.
Amendment to Credit Agreements

On January 9, 2023, the Company entered into certain amendments to its existing Credit Facilities (defined below). Refer to Note 6 – Debt and Note 10 – Subsequent Events for additional information.
Basis of Presentation
The accompanying unaudited consolidated financial statements of Lifecore Biomedical have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at February 26, 2023, and the results of operations and cash flows for all periods presented. Although Lifecore Biomedical believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in Lifecore Biomedical’s Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022 (the “Annual Report”).
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
The results of operations for the three and nine months ended February 26, 2023 are not necessarily indicative of the results that may be expected for an entire fiscal year because there is some seasonality in the order patterns of Lifecore’s customers which may lead to significant fluctuations in Lifecore Biomedical’s quarterly results of operations.
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

Going Concern Update
As disclosed in the Company’s previous filings, the Company had previously determined that there were factors, which was principally the result of our noncompliance with financial covenants, that raised substantial doubt about its ability to continue as a going concern. Since that time, the Company has taken measures to strengthen its financial position, including the repayment and termination of the Prior Term Loan Facility, and the entry into the Refinancing Transactions (defined below), in each case, on May 22, 2023. The Refinancing Transactions provided the Company with additional liquidity, eliminated the Company’s noncompliance with its financial covenants under Credit Facilities (including granting the Company applicable waivers under the Revolving Term Loan Facility), reduced the Company’s near-term debt service costs, and eliminated certain financial covenants that existed under the Prior Term Loan Facility. In addition, the completion of the Company’s sale of the Yucatan and O Olive business, and the entry into an amended and restated supply agreement with Alcon Research, LLC (“Alcon”) to extend and expand its prior supply agreement, as further described in Note 10 – Subsequent Events, also provided the Company with additional liquidity. The cash provided under the Refinancing Transactions, completed divestitures of remaining Curation Foods businesses, and the lower debt service costs under our Refinancing Transactions provide improved forecasted cash flow from operations that allow sufficient liquidity over the next 12 months to meet our obligations as they come due.
Based on the foregoing, management believes that our cash position as of the date of filing these financial statement (the “Filing Date”) and forecasted cash flow from operations is sufficient to meet capital and liquidity requirements for at least the next 12 months. As a result, there is no longer substantial doubt about the Company’s ability to continue as a going concern.

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

(In thousands)	February 26, 2023	May 29, 2022	February 27, 2022	May 30, 2021
Cash and cash equivalents	$2,950	$991	$1,854	$1,159
Cash and cash equivalents, discontinued operations	—	652	—	136
Cash and cash equivalents	$2,950	$1,643	$1,854	$1,295

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following:

(In thousands)	February 26, 2023	May 29, 2022
Finished goods	$14,636	$13,418
Raw materials	22,554	21,329
Work in progress	11,506	9,553
Total	$48,696	$44,300

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
The changes in the Company’s allowance for credit losses are summarized in the following table (in thousands):

	Balance at beginning of period	Provision (benefit) for expected credit losses	Write offs, net of recoveries	Balance at end of period
Nine months ended February 26, 2023	$5	$—	$(1)	$4
Nine months ended February 27, 2022	$5	$—	$—	$5
Debt Issuance Costs
The Company records its line of credit debt issuance costs as an asset, and as such, $0.7 million and $1.3 million were recorded as Prepaid expenses and other current assets, and Other non-current assets in the accompanying Consolidated Balance Sheets, respectively, as of February 26, 2023, and $0.7 million and $1.9 million, respectively, as of May 29, 2022. The Company records its term debt issuance costs as a contra-liability, and as such, $8.1 million and $5.5 million were recorded as a reduction to long-term debt, net and current portion of long-term debt, net in the accompanying Consolidated Balance Sheets, respectively, as of February 26, 2023 and May 29, 2022.
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

(In thousands)	AOCL
Balance as of May 29, 2022	$(586)
Amounts reclassified from OCI	586
Other comprehensive income, net	$586
Balance as of February 26, 2023	$—
Assets Held for Sale
In May 2021, the Board of Directors approved a plan to sell Curation Foods’ Rock Hill, South Carolina distribution facility. There was no impairment recorded in fiscal year 2021. The asset was sold on June 9, 2021 for gross proceeds of $1.1 million. A gain of $0.6 million was recorded upon the sale and was included in loss from discontinued operations within the Consolidated Statements of Comprehensive (Loss) Income.
In May 2022, the Board of Directors approved a plan to sell the assets of Curation Foods’ BreatheWay packaging technology business. The $1.0 million carrying value of these assets ($0.9 million of inventory and $0.1 million net book value of property and equipment) are included in Prepaid expenses and other current assets on the Consolidated Balance Sheets as of May 29, 2022 and were classified as assets held for sale. These assets were sold during the first quarter of fiscal year 2023 for net proceeds of $3.1 million. A gain of $2.1 million was recorded upon the sale, which is included in Selling, general and administrative within the Consolidated Statements of Comprehensive (Loss) Income for the nine months ended February 26, 2023.
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

During the nine months ended February 26, 2023, the Company recorded an impairment charge of $1.0 million related to Yucatan Foods indefinite-lived intangible asset related to trademarks/tradenames which is included in discontinued operations. In addition, during the nine months ended February 26, 2023, the Company recorded an impairment charge of $0.3 million related to O Olive’s indefinite-lived intangible asset for their trademarks/tradenames. The impairments were determined using the royalty savings method to estimate the fair value of its trademarks and was primarily a result of an indication of a decrease in the fair market value of the Yucatan Foods and O Olive businesses driven by lower market valuations and a decrease in projected cash flows. The O Olive impairment charge is included in the line item “Impairment of indefinite-lived intangible assets” on the Consolidated Statements of Comprehensive (Loss) Income, and is reported in the Curation Foods business segment (See Note 7).
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
As of February 26, 2023 and May 29, 2022, the Company held certain assets and liabilities that are required or it elected to be measured at fair value on a recurring basis, including its interest rate swap contracts.
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

The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring and nonrecurring basis (in thousands):

	Fair Value at February 26, 2023			Fair Value at May 29, 2022
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets held for sale - nonrecurring	$—	$—	$—	$—	$—	$1,027
Current assets, discontinued operation
Property & equipment	—	—	—	—	3,500	—
Customer relationship	—	—	—	—	—	1,400
Tradenames	—	—	—	—	—	4,000
Total assets	—	—	—	—	3,500	6,427

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
Curation Foods
Curation Foods’ standard terms of sale, both prior to and following the Eat Smart Disposition and Yucatan Disposition, are generally included in its contracts and purchase orders. Revenue is recognized at the time shipment is made or upon delivery as control of the product is transferred to the customer. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. Curation Foods has elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation. Curation Foods’ standard payment terms with its customers generally range from 30 days to 90 days. Certain customers may receive cash-based incentives (including: volume rebates, discounts, and promotions), which are accounted for as variable consideration to Curation Foods’ performance obligations. Curation Foods estimates these sales incentives based on the expected amount to be provided to its customers and reduces revenues recognized towards its performance obligations. The Company has not historically had and does not anticipate significant changes in its estimates for variable consideration.
The Company disaggregates its revenue by segment based on how it markets its products and services and reviews results of operations. The following tables disaggregate segment revenue by major product lines and services:

(In thousands)	Three Months Ended		Nine Months Ended
Lifecore:	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Contact development and manufacturing organization	$17,809	$24,799	$52,088	$63,951
Fermentation	8,521	10,009	19,635	17,756
Total	$26,330	$34,808	$71,723	$81,707

(In thousands)	Three Months Ended		Nine Months Ended
Curation Foods:	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Olive Oil and vinegars	$1,270	$2,169	$6,025	$7,016
Technology	—	422	—	1,417
Total	$1,270	$2,591	$6,025	$8,433
Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of February 26, 2023 and May 29, 2022, were $4.7 million and $10.2 million, respectively.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company’s contract liabilities as of February 26, 2023 and May 29, 2022, were $2.7 million and $0.9 million, respectively. Revenue recognized during the three and nine months ended February 26, 2023, that was included in the contract liability balance at the beginning of fiscal year 2023, was $0.1 million and $0.5 million, respectively.
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
On October 21, 2019, the Company retained Latham & Watkins LLP to conduct an internal investigation relating to potential environmental and Foreign Corrupt Practices Act (“FCPA”) compliance matters associated with regulatory permitting at the Tanok facility in Mexico. The Company subsequently disclosed to the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) the conduct under investigation, and these agencies have commenced an investigation. The Company has also disclosed the conduct under investigation to the Mexican Attorney General’s Office, which has commenced an investigation, and to Mexican regulatory agencies. The Company is cooperating in the government investigations and requests for information. The conduct at issue began prior to the Yucatan Acquisition, and the agreement for the Yucatan Acquisition provides the Company with certain indemnification rights that may allow the Company to recover the cost of a portion of the liabilities that have been and may be incurred by the Company in connection with these compliance matters. On September 2, 2020, one of the former owners of Yucatan filed a lawsuit against the Company in Los Angeles County Superior Court for breach of employment agreement, breach of contract, breach of holdback agreement, declaratory relief and accounting, and related claims. The Plaintiff seeks over $10 million in damages, including delivery of shares of his stock held in escrow for the indemnification claims described above. On November 3, 2020, the Company filed an answer and cross-complaint against the Plaintiff and other parties for fraud, indemnification, and other claims, and seeking no less than $80 million in damages.
At this stage, the ultimate outcome of these or any other investigations, legal actions, or potential claims that may arise from the matters under investigation is uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of net loss after indemnification, or its effect, if any, on its financial statements. Separately, there are indemnification provisions in the purchase agreement that may allow the Company to recover costs for fraud or breach of the purchase agreement from the seller. Because recovery of amounts are contingent upon a legal settlement, no amounts have been recorded as recoverable costs for the three and nine months ended February 26, 2023.
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
Accounting Pronouncements
On January 9, 2023, upon the issuance of the Series A Convertible Preferred Stock (as defined in Note 2– Convertible Preferred Stock), the Company adopted ASU No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU simplified the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users.

2.    Convertible Preferred Stock
On January 9, 2023, the Company issued an aggregate of 38,750 shares of the Series A Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”), all of which are convertible into shares of common stock at the election of the holders of the Convertible Preferred Stock, subject to the exchange and beneficial ownership limitations described below. The Convertible Preferred Stock ranks senior to the Company’s common stock with respect to dividends, distributions and payments on liquidation, winding-up and dissolution. Upon issuance, the shares of the Convertible Preferred Stock are fully paid and non-assessable, which means that its holders have paid their purchase price in full and are not required to pay additional funds.

Dividends

The holders of Convertible Preferred Stock are entitled to dividends on the Liquidation Preference (as defined below) at the rate of 7.5% per annum, payable in-kind (“PIK”). The Company may, at its option, pay such dividends in cash from and after the earlier of June 29, 2026, or the termination or waiver of the restriction on cash dividends and/or redemptions that is set forth in the Credit Facilities (such earlier date, the “Applicable Date”). The holders are also entitled to participate in dividends declared or paid on the common stock on an as-converted basis.

Liquidation and Redemption

Upon a liquidation, dissolution, winding up or change of control of the Company, each share of Convertible Preferred Stock will be entitled to receive an amount per share of Convertible Preferred Stock equal to the greater of (i) the purchase price paid by the purchaser at issuance, plus all accrued and unpaid dividends (the “Liquidation Preference”) and (ii) the amount that the holder of Convertible Preferred Stock (each, a “Holder” and collectively, the “Holders”) would have been entitled to receive at such time if the Convertible Preferred Stock had been converted into common stock immediately prior to such liquidation event. Upon certain bankruptcy events, the Company is required to pay to each Holder an amount in cash equal to the Liquidation Preference being redeemed. From and after the Applicable Date, each Holder shall have the right to require the Company to redeem all or any part of such Holder’s Convertible Preferred Stock for an amount equal to the Liquidation Preference. At the time of a redemption, if the Company does not have sufficient funds to redeem any preferred shares submitted for redemption, each holder is entitled to receive interest on the unpaid portion of the redemption at 1% per month until fully paid (the “1% contingent interest”). As of February 26, 2023, the aggregate liquidation preference of the Convertible Preferred Stock approximated $39.2 million.

Conversion

Each Holder has the right, at its option, to convert its Convertible Preferred Stock, in whole or in part, into fully paid and non-assessable shares of common stock at an initial conversion price equal to $7.00 per share. The conversion price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events, and is also subject to adjustment in the event of subsequent offerings of common stock or convertible securities by the Company for less than the conversion price. Pursuant to the terms of the Certificate of Designations of the Convertible Preferred Stock filed by the Company with the Delaware Secretary of State on January 9, 2023, unless and until approval of the Company’s stockholders is obtained as contemplated by NASDAQ listing rules, no Holder may convert shares of Convertible Preferred Stock through either an optional or a mandatory conversion into shares of common stock if and solely to the extent that the issuance of such shares of common stock would exceed the aggregate number of shares of common stock that is equal to 19.99% of the amount of common stock of the Company outstanding on the date on which we issued the Convertible Preferred Stock (the “Exchange Limit”). Additionally, subject to certain exceptions and waiver by each Holder, the Company will not issue any shares of common stock to any respective Holder to the extent that such issuance of common stock would result in such Holder beneficially owning in excess of 9.99% of the then-outstanding common stock (together with the Exchange Limit, the “Conversion Limits”). Subject to certain conditions, the Company may from time to time, at its option, require conversion of all or any portion of the outstanding shares of Convertible Preferred Stock to common stock if, for at least 20 consecutive trading days during the respective measuring period the closing price of the common stock was at least 150% of the conversion price (the “Mandatory Conversion Right”). The Company may not exercise this Mandatory Conversion Right unless certain conditions with regard to the shares of common stock to be issued upon such conversion are satisfied.

Voting

Each Holder is entitled to vote with the holders of the shares of common stock on all matters submitted for a vote of holders of shares of common stock (voting together with the holders of shares of common stock as one class). Each Holder is entitled the whole number of votes equal to the number of shares of common stock into which such Holder’s shares of Convertible Preferred Stock would be convertible on the record date for the vote or consent (subject to the Conversion Limits).

Registration Rights Agreement

On January 9, 2023, in connection with the issuance of the Convertible Preferred Stock, the Company and the Holders also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company granted the Holders certain registration rights with respect to the shares of common stock issuable upon conversion of the Convertible Preferred Stock. The Registration Rights Agreement contains monetary penalties if the registration statement is not declared effective by the SEC within 90 days of the issuance of the Convertible Preferred Stock on January 9, 2023, or if earlier, the fifth business day after the SEC notifies the Company that the registration statement is not subject to further review. The Registration Rights Agreement also contains monetary penalties if the Company fails to maintain the effectiveness of the registration statement once deemed effective by the SEC. As of the date of this Quarterly Report on Form 10-Q, the Company has incurred approximately $0.8 million in monetary penalties under the Registration Rights Agreement.

Classification

The Convertible Preferred Stock is redeemable contingent upon the occurrence of an event that is not probable. Accordingly, the Company has presented the Convertible Preferred Stock outside of permanent equity. The Convertible Preferred Stock was recorded at its issuance date fair value of the net proceeds raised and will not require subsequent measurement until it becomes probable of being redeemable.

The Company recorded proceeds of $38.8 million, net of costs associated with the issuance of the Convertible Preferred Stock of approximately $0.7 million approximating $38.1 million. As of February 26, 2023, the Company recorded PIK dividends of approximately $0.4 million as a reduction to Additional Paid in Capital and an increase to the Convertible Preferred Stock balance to $38.5 million. As of February 26, 2023, there were approximately 39,200 shares of Convertible Preferred Stock outstanding.

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
During the three months ended February 26, 2023, the Company granted no options to purchase shares of common stock and awarded 77,098 RSUs. During the nine months ended February 26, 2023, the Company granted 743,050 options to purchase shares of common stock and awarded 336,186 RSUs.
As of February 26, 2023, the Company has reserved 3.4 million shares of common stock for future issuance under its current and former equity plans.
Stock-Based Compensation Expense
The Company’s stock-based awards include stock option grants and RSUs. The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods, generally the vesting period.
The following table summarizes stock-based compensation by income statement line item:

	Three Months Ended		Nine months ended
(In thousands)	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Continuing operations:
Cost of product sales	$109	$75	307	$177
Research and development	31	51	173	151
Selling, general and administrative	763	488	2,316	1,575
Discontinued Operations:
Cost of product sales	—	8	—	25
Total stock-based compensation	$903	$622	$2,796	$1,928

As of February 26, 2023, there was $5.0 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Lifecore incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 2.14 for stock options and 1.95 years for RSUs.

Stock Repurchase Plan

On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10.0 million of the Company’s common stock. The Company may still repurchase up to $3.8 million of the Company’s common stock under the Company’s stock repurchase plan. The Company may repurchase its common stock from time to time in open market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate Lifecore Biomedical to acquire any amount of its common stock and the program may be modified, suspended or terminated at any time at the Company’s discretion without prior notice. During the nine months ended February 26, 2023 and February 27, 2022, the Company did not purchase any shares on the open market or in privately negotiated transactions.

4.    Diluted Earnings Per Share
The following table sets forth the computation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Numerator:
Net loss	$(40,192)	$(13,086)	$(63,992)	$(61,116)
Denominator:
Weighted average shares for basic net loss per share	30,304	29,482	29,838	29,459
Effect of dilutive securities:
Convertible preferred stock	—	—	—	—
Stock options and restricted stock units	—	—	—	—
Weighted average shares for diluted net loss per share	30,304	29,482	29,838	29,459

Basic and Diluted net loss per share	$(1.33)	$(0.45)	$(2.14)	$(2.07)

Due to the Company’s net loss for the three and nine months ended February 26, 2023 and February 27, 2022, the net loss per share includes only the weighted average shares outstanding and thus excludes RSUs, stock options and Convertible Preferred Stock, as such impact would be antidilutive. See Note 2 for more information on outstanding convertible preferred stock and Note 3 for more information on outstanding RSUs and stock options.

5.    Income Taxes
The provision for income taxes from continuing operations for the nine months ended February 26, 2023 and February 27, 2022, was an (expense)/benefit of $(78) thousand and $5.6 million, respectively. The effective tax rate for the nine months ended February 26, 2023 and February 27, 2022 was 0.2% and 32.0%, respectively. The effective tax rate for the nine months ended February 26, 2023, was lower than the statutory federal income tax rate of 21% primarily due to the valuation allowance recorded against certain deferred tax assets, partially offset by the federal and state research and development tax credits.
As of both February 26, 2023 and May 29, 2022, the Company had unrecognized tax benefits of $1.0 million. Included in the balance of unrecognized tax benefits as of both February 26, 2023 and May 29, 2022, is $0.9 million of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.
The Company has elected to classify interest and penalties related to uncertain tax positions as a component of its provision for income taxes. The Company has accrued an insignificant amount of interest and penalties relating to the income tax on the unrecognized tax benefits as of February 26, 2023 and May 29, 2022.

Due to tax attribute carryforwards, the Company is subject to examination for tax years 2013 forward for U.S. tax purposes. The Company is also subject to examination in various state jurisdictions for tax years 2012 forward, none of which were significant.

6.    Debt
Long-term debt, net consists of the following:

(In thousands)	February 26, 2023	May 29, 2022
Term loan	$107,079	$103,712
Total principal amount of long-term debt	107,079	103,712
Less: unamortized debt issuance costs	(8,115)	(5,534)
Total long-term debt, net of unamortized debt issuance costs	98,964	98,178
Less: current portion of long-term debt, net	—	(98,178)
Long-term debt, net	$98,964	$—

On December 31, 2020, the Company refinanced its previously existing term loan and revolving credit facility by entering into (1) a credit agreement Goldman Sachs Specialty Lending Group, L.P. (“Goldman”) and Guggenheim Credit Services, LLC (“Guggenheim”), as lenders, which provided the Company, Curation Foods and Lifecore, as co-borrowers, with term loan borrowings of up to $170.0 million (the “Prior Term Loan Facility”), and (ii) a credit agreement with BMO Harris Bank, N.A. (“BMO”) as lender, which provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $75.0 million revolving line of credit (the “Revolving Credit Facility” and together with Prior Term Loan Facility, the “Credit Facilities”). The Revolving Credit Facility is, and the Prior Term Loan Facility was, guaranteed, and secured by, substantially all of the Company’s and the Company’s direct and indirect subsidiaries’ assets.
In April 2022 the Company amended the Credit Facilities to make available an additional $20.0 million of term debt that had been previously repaid. In connection with this amendment, the Company incurred debt issuance costs from the lender of $0.7 million.

On January 9, 2023, the Company entered into further amendments to the Credit Facilities to, among other things, provide for the limited waiver from events of default under the Credit Facilities related to certain financial covenant requirements, as well as a waiver of certain existing terms and covenants under the Prior Term Loan, including with respect to the fixed coverage ratio leverage ratio and minimum liquidity covenants, 2% increase of annual interest rate, which was payable in kind, and a one-time amendment fee in an amount equal to 3% of the principal amount as of January 9, 2023.

This amendment also reduced the maximum commitment under the Revolving Credit Facility from $75.0 million to $60.0 million, which was further reduced to $50.0 million upon the sale of Yucatan.
The Prior Term Loan Facility would have matured on December 31, 2025. The Revolving Term Facility matures on December 31, 2025.
Interest on the Revolving Credit Facility is based upon the Company’s average availability, at a per annum rate of either (i) SOFR rate plus a spread of between 2.00% and 2.50% or (ii) base rate plus a spread of between 1.00% and 1.50%, plus a commitment fee, as applicable, of 0.375% and plus (iii) for the period from December 1, 2022 until January 31, 2023, additional 2% per annum. Interest on the Prior Term Loan Facility was at a per annum rate based on either (i) the base rate plus a spread of 7.50% or (ii) the SOFR rate plus a spread of 8.50%. The Prior Term Loan Credit Facility also provided that in the event of a prepayment of any amount other than the scheduled installments within twelve months after the closing date, a penalty will be assessed equal to the aggregate amount of interest that would have otherwise been payable from date of prepayment event until twelve months after the closing date plus 3% of the amount prepaid.
The Revolving Credit Facility contains, and the Prior Term Loan Facility contained, customary financial covenants and events of default under which the obligations thereunder could be accelerated and/or the interest rate increased in specified circumstances.
In connection with the January 2023 amendments to the Credit Facilities, the Company incurred debt issuance costs from the lender and third-parties of $1.1 million and $62.5 thousand, respectively, during the nine months ended February 26, 2023.

As of February 26, 2023, the Company had $16.0 million in borrowings outstanding under the Amended Revolver Credit Facility, at an effective annual interest rate of 7.2%. As of February 26, 2023, the Company had $107.0 million in borrowings outstanding under the Prior Term Loan Facility, at an effective annual interest rate of 13.2%. As the Company was able to refinance the Term Debt with New Term Debt subsequent to February 26, 2023 but prior to the filing of this Quarterly Report on Form 10-Q, we have classified the obligation as long term as of our balance sheet date.
As of February 26, 2023, the Company was not in compliance with all financial covenants under the Credit Facilities. As further described in Note 10 – Subsequent Events, on May 22, 2023, the Company entered into the New Term Loan Facility, and concurrently therewith, terminated the Prior Term Loan Facility and repaid the borrowings outstanding thereunder, and entered into a further amendment to the Revolving Credit Facility, at which time the Company was in compliance with all financial covenants under the New Term Loan Facility and the Revolving Credit Facility.
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

7.    Business Segment Reporting
The Company historically operated using three strategic reportable business segments, aligned with how the Chief Executive Officer, who is the chief operating decision maker (“CODM”), manages the business: the Lifecore segment, the Curation Foods segment, and the Other segment.
The Lifecore segment sells products utilizing hyaluronan, a naturally occurring polysaccharide that is widely distributed in the extracellular matrix of connective tissues in both animals and humans, and non-HA products for medical use primarily in the Ophthalmic, Orthopedic and other markets.
The Curation Foods business included activities from three natural food brands, including O Olive Oil & Vinegar, Yucatan Foods, and Cabo Fresh. The Curation Foods segment includes sales of olive oils and wine vinegars under the O brand, and sales of avocado products under the brands Yucatan Foods and Cabo Fresh. In December 2021, the Company completed the Eat Smart Disposition and on February 7, 2023 the Company completed the sale of the avocado products business, including its Yucatan® and Cabo Fresh® brands. As a result, the Company met the requirements of ASC 205-20 to report the results of the Eat Smart and Yucatan Foods businesses as discontinued operations. The operating results for the Eat Smart and Yucatan Foods businesses, in all periods presented, have been reclassified to discontinued operations and are no longer reported in the Curation Foods business segment. See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies – Yucatan Foods and Discontinued Operations for further discussion.
The Other segment includes corporate general and administrative expenses, non-Lifecore and non-Curation Foods interest expense, interest income, and income tax expenses. Corporate overhead is allocated between segments based on actual utilization and relative size.
All of the Company’s assets are located within the United States of America.
The Company’s international sales by geography are based on the billing address of the customer and were as follows, excluding discontinued operations:

	Three Months Ended		Nine Months Ended
(In millions)	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Switzerland	$6.8	$8.2	$14.8	$13.6
Canada	0.7	0.2	1.9	1.4
Czech Republic	0.7	0.7	2.4	2.4
Ireland	1.1	0.5	2.9	1.3
Australia	1.1	—	1.1	—
United Kingdom	0.6	0.9	1.4	2.2
All Other Countries	0.2	1.6	0.4	1.9

Operations by business segment consisted of the following:

(In thousands)	Lifecore	Curation Foods	Other	Total
Three Months Ended February 26, 2023
Net sales	$26,330	$1,270	$—	$27,600
Gross profit	6,072	(94)	—	5,978
Net (loss) income from continuing operations	851	280	(16,592)	(15,461)
Loss from discontinued operations, net of tax	—	(22,802)	(1,929)	(24,731)
Depreciation and amortization	1,878	243	10	2,131
Interest income	16	—	6	22
Interest expense	—	—	5,818	5,818
Income tax (benefit) expense	268	(3,019)	2,821	70
Corporate overhead allocation	739	241	(980)	—

Nine Months Ended February 26, 2023
Net sales	$71,723	$6,025	$—	$77,748
Gross profit	18,847	723	—	19,570
Net (loss) income from continuing operations	2,269	(1,974)	(35,008)	(34,713)
Loss from discontinued operations, net of tax	—	(27,350)	(1,929)	(29,279)
Depreciation and amortization	5,492	2,637	31	8,160
Dividend income	—	—	—	—
Interest income	47	—	6	53
Interest expense	—	1	13,714	13,715
Income tax (benefit) expense	717	(4,135)	3,496	78
Corporate overhead allocation	2,799	858	(3,657)	—

(In thousands)	Lifecore	Curation Foods	Other	Total
Three Months Ended February 27, 2022
Net sales	$34,808	$2,591	$—	$37,399
Gross profit	12,905	(39)	—	12,866
Net (loss) income from continuing operations	5,054	(5,380)	(6,312)	(6,638)
Loss from discontinued operations, net of tax	—	(3,407)	(3,041)	(6,448)
Depreciation and amortization	1,674	304	18	1,996
Interest income	18	—	2	20
Interest expense	—	26	4,079	4,105
Income tax (benefit) expense	1,596	(1,678)	(5)	(87)

Corporate overhead allocation	1,175	289	(1,464)	—

Nine Months Ended February 27, 2022
Net sales	$81,707	$8,433	$—	$90,140
Gross profit	30,384	1,249	—	31,633
Net (loss) income from continuing operations	11,317	4,640	(27,340)	(11,383)
Loss from discontinued operations, net of tax	—	(46,692)	(3,041)	(49,733)
Depreciation and amortization	4,894	364	70	5,328
Interest income	57	—	9	66
Interest expense	—	300	13,577	13,877
Income tax (benefit) expense	3,574	(13,422)	4,257	(5,591)
Corporate overhead allocation	3,389	778	(4,167)	—

During the nine months ended February 26, 2023 and February 27, 2022, the Company had sales concentrations of 10% or greater from two customers. The Company’s top two customers, from the Lifecore segment, accounted for 37% and 15% of total revenues for the nine months ended February 26, 2023, and 17% and 13% for the nine months ended February 27, 2022. The Company had accounts receivable concentrations of 10% or greater from two customers accounting for 47% and 10% of accounts receivable as of February 26, 2023, and two customers as of February 27, 2022 accounting for 25% and 19%.

8.    Restructuring Costs
During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces and the sale of non-strategic assets.
The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of Comprehensive (Loss) Income, by Business Segment, excluding discontinued operations. There were no restructuring costs recognized on the Lifecore segment.

(in thousands)	Curation Foods	Other	Total
Three Months Ended February 26, 2023
Employee severance and benefit costs	$683	$1,679	$2,362
Lease costs	43	—	43
Other restructuring costs	175	161	336
Total restructuring costs	$901	$1,840	$2,741

(in thousands)	Curation Foods	Other	Total
Nine Months Ended February 26, 2023
Employee severance and benefit costs	927	1,679	2,606
Lease costs	88	—	88
Other restructuring costs	494	1,423	1,917
Total restructuring costs	$1,509	$3,102	$4,611
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
The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of (Loss) Income, by Business Segment, since inception of the restructuring plan in fiscal year 2020 through the nine months ended February 26, 2023, excluding discontinued operations:

	Curation Foods	Other	Total
(in thousands)
Asset write-off costs, net	$7,552	$418	$7,970
Employee severance and benefit costs	1,486	2,463	3,949
Lease costs	2,306	26	2,332
Other restructuring costs	817	6,321	7,138
Total restructuring costs	$12,161	$9,228	$21,389

The total expected cost related to the restructuring plan is approximately $23.0 million.

9.    Discontinued Operations

As discussed in Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies – Yucatan Disposition and Discontinued Operations, on February 7, 2023, we completed the Yucatan Disposition. Yucatan Foods represented a component of the business within the Curation Foods segment and its sale represents a strategic shift in the Company going forward. Accordingly, concurrent with the execution of the Securities Purchase Agreement, Yucatan meets the accounting requirements for reporting as discontinued operations for all periods presented. The Discontinued Operations includes the operations of Eat Smart prior to its sale.

There were no assets or liabilities of Yucatan Foods as of February 26, 2023. The assets and liabilities of Yucatan as of May 29, 2022 were as follows (in thousands):

May 29, 2022
ASSETS
Cash and cash equivalents	$652
Accounts receivable, less allowance for credit losses	8,078
Inventories	22,545
Prepaid expenses and other current assets	1,869
Total current assets, discontinued operations	33,144
Property and equipment, net	3,500
Operating lease right-of-use assets	2,061
Trademarks/tradenames, net	4,000
Customer relationships, net	1,400
Other assets	102
Total other non-current assets, discontinued operations	11,063
Total assets, discontinued operations	$44,207

LIABILITIES
Accounts payable	$2,814
Accrued compensation	297
Other accrued liabilities	800
Current portion of lease liabilities	434
Total current liabilities, discontinued operations	4,345
Long-term lease liabilities	1,627
Non-current liabilities, discontinued operations	1,627
Total liabilities, discontinued operations	$5,972

The key components of income from discontinued operations for the three and nine months ended February 26, 2023 and February 27, 2022 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 26, 2023	February 27, 2022	February 26, 2023	February 27, 2022
Product sales	$10,811	$29,234	$42,820	$234,773
Cost of product sales	12,571	29,041	44,812	222,948
Gross profit	(1,760)	193	(1,992)	11,825
Operating costs and expenses:
Research and development	—	159	2	1,981
Selling, general and administrative	1,902	3,245	5,216	19,804
Impairment of intangible asset and goodwill	—	—	1,000	32,057
Loss on sale of Eat Smart	—	235	—	235
Loss on Sale of Yucatan	21,039		21,039
Restructuring costs	30	3,209	30	4,642
Total operating costs and expenses	22,971	6,848	27,287	58,719
Operating loss	(24,731)	(6,655)	(29,279)	(46,894)
Interest expense	—	(204)	—	(2,682)
Loss from discontinued operations before taxes	(24,731)	(6,859)	(29,279)	(49,576)
Income tax benefit (expense)	—	411	—	(157)
Loss from discontinued operations, net of tax	$(24,731)	$(6,448)	$(29,279)	$(49,733)

Cash provided by operating activities by the Yucatan business totaled $0.1 million and $2.9 million for the nine months ended February 26, 2023 and 2022, respectively. There was no cash used in investing activities from the Yucatan business for the nine months ended February 26, 2023 and $2.5 million cash used in investing activities from the Yucatan business for the nine months ended February 27, 2022. Depreciation and amortization expense of the Yucatan business totaled $0.1 million and $0.8 million for the three months ended February 26, 2023 and 2022, respectively, and $0.5 million and $2.8 million for the nine months ended February 26, 2023 and 2022, respectively. There were no capital expenditures of the Yucatan business for the nine months ended February 26, 2023 and $2.5 million of capital expenditures for the nine months ended February 27, 2022.

There was no cash used, provided by, nor any capital expenditures of, the Eat Smart business for the nine months ended February 26, 2023. Cash used in operating activities and cash provided by investing activities by the Eat Smart business totaled $5.5 million and $117.8 million for the nine months ended February 27, 2022, respectively. Depreciation and amortization expense of the Eat Smart business totaled $0.3 million and $5.1 million for the three and nine months ended February 27, 2022. Capital expenditures of the Eat Smart business totaled $1.9 million for the nine months ended February 27, 2022.

10.    Subsequent Events

Sale of O Olive Oil and Vinegar Business

On April 6, 2023, the Company completed the sale of its O Olive Oil and Vinegar Business. (“O Olive Sale”) for an aggregate purchase price of $6.2 million, subject to certain customary post-closing adjustments, consisting of approximately $3.1 million in cash and $3.1 million seller's note. The seller’s note matures on March 31, 2026, accrues interest at a rate of 12% payable in kind beginning on October 31, 2023, and is prepayable by the buyer at any time. Net proceeds from the transaction were used to repay borrowings under the Company’s credit facilities. The results of operations related to the O Olive business will be reported as discontinued operations beginning in the fourth quarter ended May 28, 2023. The Company is in the process of analyzing the results of the O Olive Sale, however it expects to recognize a loss on the O Olive Sale in the fourth quarter ended May 28, 2023. A potential range of losses cannot be estimated at this time.

Alcon Supply Agreement

On May 3, 2023, the Company entered into an Amended and Restated Supply Agreement (the “Supply Agreement”), dated May 3, 2023, with Alcon, which amended and restated certain existing supply agreements entered into between the Company and Alcon-Couvreur N.V., an affiliate of Alcon, related to the Company’s manufacture and supply of sodium hyaluronate (“HA”) for Alcon.

The initial term of the Supply Agreement expires December 31, 2033. Following the initial term, the Supply Agreement automatically extends for an additional two-year term unless Alcon provides the Company with a notice of non-renewal prior to the expiration of the initial term. The Supply Agreement also contains certain termination provisions which provide that the agreement may be terminated (a) by Alcon upon six months’ written notice to the Company, or (b) by either party if the other party fails to perform or otherwise breaches any of its material obligations under the Supply Agreement, the non-breaching party notifies the breaching party of its intent to terminate the Supply Agreement, and the breaching party fails to cure such breach.

The Supply Agreement contains terms and provisions customary for transactions of this type, including product warranties and confidentiality and indemnification obligations. Orders of HA pursuant to the Supply Agreement are based on customary forecasting mechanics and are payable by Alcon based on certain prices that are subject to annual index-based adjustments. Pursuant to the Supply Agreement, the Company is also required to commit certain HA manufacturing capacity based on Alcon’s forecasts. Alcon and the Company have also agreed to negotiate in good faith to finalize a plan to increase the Company’s HA manufacturing capacity to meet the anticipated volumes. In the event the Company is unable to supply the agreed-upon volumes and safety stock pursuant to the Supply Agreement, under certain circumstances, Alcon will be entitled to certain rights with respect to the manufacturing and supply of HA for Alcon.

New Term Loan Credit Facility

On May 22, 2023, the Company, Curation and Lifecore Biomedical (together with the Company and Curation, the “Borrowers”), certain of the Company’s other subsidiaries, as guarantors, and Alcon, as administrative agent, collateral agent and lender, entered into that certain Credit and Guaranty Agreement (the “New Term Loan Credit Facility”). The New Term Loan Credit Facility refinanced in full all obligations of the Borrowers and their subsidiaries under the Prior Term Loan Credit Facility, which was terminated upon the entry into the New Term Loan Credit Facility and all noncompliance with debt covenants was thereby cured.

The New Term Loan Credit Facility provides for up to $140.0 million in term loans, subject to certain adjustments based on the post-closing adjustments to the Purchase Price (as defined in the Equipment Sale and Leaseback Agreement, defined below), which were funded in full on May 22, 2023. The obligations under the New Term Loan Credit Facility mature on May 22, 2029. The New Term Loan Credit Facility is secured by the same collateral that secures the Revolving Credit Facility (as defined below), with relative priorities in respect thereof, as set forth in the Intercreditor Agreement (as defined below).

The loans under the New Term Loan Credit Facility have a fixed interest rate equal to 10% per annum. Interest is payable-in-kind until the third anniversary of the closing date and following the third anniversary of the closing date is payable at a rate equal to 3% per annum in cash with the remainder payable-in-kind, in each case, unless otherwise elected by the Borrowers to pay a greater proportion in cash. The New Term Loan Credit Facility contains customary affirmative covenants including, but not limited to, financial reporting requirements and maintenance of existence requirements and negative covenants, including, but not limited to, limitations on the incurrence of debt, liens, investments, restricted payments, restricted debt payments, and affiliate transactions. The New Term Loan Credit Facility contains one financial covenant, a minimum liquidity covenant, requiring $4.0 million of Consolidated Liquidity (as defined in the New Term Loan Credit Facility) as of the end of each fiscal quarter of the Company.

In connection with the New Term Loan Facility, the Company wrote off deferred financing costs amounting to $7.5 million and paid prepayment penalties of $12.9 million to our prior term loan lenders.

Pledge and Security Agreement

Also on May 22, 2023, the Borrowers and certain of the Company’s other subsidiaries, as grantors (collectively, the “Grantors”), entered into that certain Pledge and Security Agreement (the “Term Loan Security Agreement”), dated as of May 22, 2023, with Alcon, as collateral agent. Pursuant to the Term Loan Security Agreement, the Grantors secured their obligations under the New Term Loan Credit Facility by granting to Alcon, as collateral agent, a first priority security interest in certain collateral, including but not limited to equipment, fixtures, real property and intellectual property. The security interest granted by the Grantors under the Term Loan Security Agreement continues in effect until the payment in full of all of the secured obligations under the New Term Loan Credit Facility.

Amendment to Revolving Credit Agreement

On May 22, 2023, the Borrowers and certain of the Company’s other subsidiaries, as guarantors, entered into a Limited Waiver, Consent and Fifth Amendment (the “Revolving Loan Amendment”) to the Revolving Credit Facility

The Revolving Loan Amendment provides for, among other things, (i) a waiver of all known existing defaults under the Revolving Credit Agreement as of the date of the Revolving Loan Amendment, (ii) the reduction of the maximum amount available under the Revolving Credit Agreement to up to the lesser of (x) $40.0 million, less a reserve for certain secured credit products, if any, and (y) the borrowing base (which, pursuant to the Revolving Loan Amendment, was modified to include a further reduction of the borrowing base by an additional $4.0 million), (iii) the modification of the springing minimum fixed charge coverage ratio of 1.00 to 1.00, with such covenant not tested until the fiscal quarter ending on or about February 28, 2024 and, on or thereafter, upon the earlier of the occurrence of an Event of Default or availability being less than the greater of 10% of the maximum borrowing amount and $4.0 million, (iv) cash dominion at all times the Revolving Credit Facility remains outstanding, and (v) certain other revisions to align with the terms of the New Term Loan Credit Facility and address the relative priorities and credit for borrowings related to the Company’s commercial relationships with Alcon.

In connection with the entry into the Revolving Loan Amendment, the Company also agreed to pay to BMO an amendment fee of $1.2 million, $800,000 of which is paid concurrently with the Company’s entry into the Revolving Loan Amendment, with the remaining $400,000 payable upon the earlier of (i) repayment in full of the Company’s obligations, and termination of all commitments, under the Revolving Credit Facility and (ii) the occurrence of a Change of Control (as defined in the Revolving Credit Facility).

BMO and Alcon also entered into an intercreditor agreement regarding their relative rights, as lenders, in the assets of the Company and its subsidiaries that serve as collateral for their respective credit facilities (the “Intercreditor Agreement”).

In connection with the Revolving Loan Amendment, the Company wrote off deferred financing costs amounting to $0.6 million during the fourth quarter of fiscal year 2023.

As the Company's borrowings under the Amended Loan Amendments for the next twelve months will increase to above the $16.0 million as of the balance sheet date, and scheduled repayments is not due until December 31, 2025, we have determined the line of credit to be classified as a long-term liability as of February 26, 2023.

Equipment Sale and Leaseback Agreements

On May 22, 2023, the Company entered into that certain Equipment Sale and Leaseback Agreement (the “Equipment Sale and Leaseback Agreement” and, together with the Equipment Sale Leaseback Agreement, the New Term Loan Credit Facility, the Term Loan Security Agreement, and the Revolving Loan Amendment, collectively, the “Refinancing Transactions”), dated May 22, 2023, with Alcon, wherein the Company sold $10.0 million (subject to certain post-closing adjustments) (the “Purchase Price”) of certain equipment, machinery, and other property associated with the production of sodium hyaluronate (the “Equipment”) to Alcon. The Equipment Sale Leaseback Agreement contains an option for the Company to repurchase the Equipment upon the earlier of (i) seven (7) years and (ii) the expansion of the Company’s existing production capacity with respect to sodium hyaluronate, for a purchase price equal to the Purchase Price, less the aggregate of all Paydown Payments (as defined in the Equipment Lease Agreement).

Concurrently with the entry into the Equipment Sale and Leaseback Agreement, the Company entered into that certain Equipment Lease Agreement (the “Equipment Lease Agreement”), dated May 22, 2023, with Alcon, wherein Alcon leased the Equipment back to the Company. The Equipment Lease Agreement expires upon the earlier of (i) May 22, 2033, and (ii) the date that the Equipment is repurchased by the Company pursuant to the terms of the Equipment Lease Agreement. Upon the expiration of the Equipment Lease Agreement on May 22, 2033, the Company shall automatically repurchase the Equipment for $1.00 (if not previously repurchased pursuant to the option under the Equipment Sale and Leaseback Agreement).

During the lease term, the Company is obligated to make quarterly rental payments to Alcon equal to (i) 1/40th of the Purchase Price (the “Paydown Payments”), plus (ii) 1.5% times the Purchase Price less cumulative Paydown Payments made.

The Equipment Lease Agreement contains terms and provisions (including representations, covenants and conditions) that are generally customary for a commercial lease of this nature, including obligations relating to the use, operation and maintenance of the Equipment. During the term of the lease, Alcon is not permitted to sell or encumber the Equipment. Alcon is only entitled to cancel the Equipment Lease Agreement in the event of insolvency, liquidation or bankruptcy, and its remedies for other breaches of the Equipment Lease Agreement are otherwise limited to monetary damages.

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
Going Concern Update
As disclosed in the Company’s previous filings, the Company had previously determined that there were factors, which was principally the result of our noncompliance with financial covenants, that raised substantial doubt about its ability to continue as a going concern. Since that time, the Company has taken measures to strengthen its financial position, including the repayment and termination of the Prior Term Loan Facility, and the entry into the Refinancing Transactions (defined below), in each case, on May 22, 2023. The Refinancing Transactions provided the Company with additional liquidity, eliminated the Company’s noncompliance with its financial covenants under Credit Facilities (including granting the Company applicable waivers under the Revolving Term Loan Facility), reduced the Company’s near-term debt service costs, and eliminated certain financial covenants that existed under the Prior Term Loan Facility. In addition, the completion of the Company’s sale of the Yucatan and O Olive business, and the entry into an amended and restated supply agreement with Alcon Research, LLC (“Alcon”) to extend and expand its prior supply agreement, as further described in Note 10 – Subsequent Events, also provided the Company with additional liquidity. The cash provided under the Refinancing Transactions, completed divestitures of remaining Curation Foods businesses, and the lower debt service costs under our Refinancing Transactions provide improved forecasted cash flow from operations that allow sufficient liquidity over the next 12 months to meet our obligations as they come due.
Based on the foregoing, management believes that our cash position as of the date of filing these financial statement (the “Filing Date”) and forecasted cash flow from operations is sufficient to meet capital and liquidity requirements for at least the next 12 months. As a result, there is no longer substantial doubt about the Company’s ability to continue as a going concern.
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
Series A Convertible Preferred Share Purchase Agreement
On January 9, 2023, the Company simultaneously signed and closed the Preferred Share Purchase Agreement with a group of qualified investors. Pursuant to the Preferred Share Purchase Agreement, the Company issued and sold an aggregate of 38,750 shares of a new series of convertible preferred stock of the Company designated as Series A Convertible Preferred Shares, par value $0.001 per share (the “Convertible Preferred Stock”) for an aggregate of $38.8 million. The Convertible Preferred Stock ranks senior to the Company’s Common Stock with respect to dividends, distributions and payments on liquidation, winding up and dissolution. Each holder of Convertible Preferred Stock has the right, at its option, to convert its Convertible Preferred Stock, in whole or in part, into fully paid and non-assessable shares of our Common Stock at an initial conversion price equal to $7.00 per share. The conversion price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events, and is also subject to adjustment in the event of subsequent offerings of Common Stock or convertible securities by the Company for less than the conversion price. Immediately following the closing of the Preferred Share Repurchase Agreement, two Series A Convertible Preferred Stock directors were appointed to the Company’s Board of Directors.

Yucatan Disposition
On February 7, 2023 (the “Closing Date”), Company, Camden Fruit Corp., a direct wholly owned subsidiary of Curation Foods and an indirect wholly owned subsidiary of the Company (“Camden” and together with the Curation Foods and the Company, the “Sellers”), Yucatan Foods, LLC, a wholly owned subsidiary of the Camden (“Yucatan”), and Yucatan Acquisition Holdings LLC, a wholly owned subsidiary of Flagship Food Group LLC (“Buyer” and together with Yucatan and the Sellers, the “Parties”) completed the sale (the “Yucatan Disposition”) of the Company’s avocado products business, including its Yucatan® and Cabo Fresh® brands, as well as the associated manufacturing facility and operations in Guanajuato, Mexico (the “Business”), pursuant to the terms of a securities purchase agreement executed by the Parties on February 7, 2023 (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, Buyer acquired all of the outstanding equity securities of Yucatan for a purchase price of $17.5 million in cash, subject to certain post-closing adjustments at closing, including selling costs, net working capital and other adjustments amounting to $5.0 million. The Company recognized a loss on the Yucatan Disposition of $21.0 million in the third quarter ended February 26, 2023. The loss on the Yucatan Disposition is recorded in loss from discontinued operations in the Consolidated Statement of Comprehensive (Loss) Income.
Sale of O Olive Oil and Vinegar Business
On April 6, 2023, the Company completed the sale of all of its Curation Foods’ assets related to the O Olive Oil and Vinegar Business. (“O Olive Sale”) for an aggregate purchase price of $6.2 million, subject to certain customary post-closing adjustments, consisting of approximately $3.1 million in cash and $3.1 million seller's note. The seller’s note matures on March 31, 2026, accrues interest at a rate of 12% payable in kind beginning on October 31, 2023 and is prepayable by the buyer at any time. Net proceeds from the transaction were used to repay borrowings under the Company’s credit facilities. The results of operations related to the O Olive Business will be reported as discontinued operations beginning in the fourth quarter ended May 28, 2023. The Company is in the process of analyzing the results of the O Olive Sale, however it expects to recognize a loss on the O Olive Sale in the fourth quarter ended May 28, 2023. A potential range of losses cannot be estimated at this time.
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
Built over many years of experience, Lifecore separates itself from its competition based on its five areas of expertise, including but not limited to Lifecore’s ability to:
Establish strategic relationships with market leaders:
Lifecore continues to develop applications for products with partners who have strong marketing, sales, and distribution capabilities to end-user markets. Through its strong reputation and history of providing pharmaceutical grade HA and products, Lifecore has established long-term relationships with global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories and leverages those partnerships to attract new relationships in other medical markets.
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
On June 2, 2022, the Company sold its BreatheWay technology business for $3.2 million in cash (the “BreatheWay Sale”).
Following the Eat Smart Disposition, as well as the BreatheWay Sale and Yucatan Disposition subsequent to fiscal year end, Curation Foods retained its O Olive business, and the Company retained its Lifecore business.
As a result of the Eat Smart Disposition, the Company met the requirements of ASC 205-20 to report the results of the Eat Smart business as a discontinued operation. Accordingly, the operating results for the Eat Smart business have been reclassified as a discontinued operation within these consolidated financial statements.
Curation Foods Brands
O Olive Oil & Vinegar: The Company acquired O Olive on March 1, 2017. O Olive, founded in 1995, is based in Petaluma, California, and is the premier producer of California specialty olive oils and wine vinegars. Its products are sold in natural food, conventional grocery and mass retail stores, primarily in the United States and Canada. As discussed above, on April 6, 2023, the Company sold its O Olive Oil and Vinegar business.
Yucatan & Cabo Fresh Avocado Products: The Company acquired Yucatan Foods on December 1, 2018. Yucatan Foods was founded in 1991. As part of the acquisition of Yucatan Foods, Curation Foods acquired the newly built production facility in Guanajuato, Mexico. The Yucatan Foods business added a double-digit growth platform, a lower-cost infrastructure in Mexico, and higher margin product offerings that generally exhibit less sourcing volatility. The Company manufactures and sells Yucatan and Cabo Fresh guacamole and avocado food products primarily to the U.S. grocery channel, but also to the U.S. mass retail, Canadian grocery retail and foodservice channels. On February 7, 2023, the Company sold its Yucatan Foods business for $17.5 million in cash and recognized a loss on the Yucatan Disposition of $21.0 million in this third quarter ended February 26, 2023.
Impairment Review of Long-lived and Indefinite-lived assets
During the nine months ended February 26, 2023, the Company recorded impairment charges of $1.0 million related to Yucatan Foods indefinite-lived intangible asset related to tradenames. In addition, during the nine months ended February 26, 2023, the Company recorded an impairment charge of $0.3 million related to O Olive’s indefinite-lived intangible asset for tradenames. The impairments were determined using the royalty savings method to estimate the fair value of its trademarks and was primarily a result of an indication of a decrease in the fair market value of the Yucatan Foods and O Olive businesses driven by lower market valuations and a decrease in projected cash flows. The impairment charge is included in the line item “Impairment of indefinite-lived intangible assets” on the Consolidated Statements of Comprehensive (Loss) Income and is reported in the Curation Foods business segment (See Note 7 – Business Segment Reporting).
Other
Included in the Other segment is Corporate, which includes corporate general and administrative expenses, non-Lifecore and non-Curation Food interest income, interest expense, and income tax expenses.
COVID-19 Pandemic
There are many uncertainties regarding the current novel coronavirus (“COVID-19”) pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. The COVID-19 pandemic, as well as actions taken in response to the pandemic, have had and we believe will continue to have significant adverse impacts on many aspects of the Company’s operations, directly and indirectly, including with respect to sales, customer behaviors, business and manufacturing operations, inventory, the Company’s employees, and the market generally, and the scope and nature of these impacts continue to evolve each day. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to continue to make adjustments to its responses accordingly.

Results of Operations
Revenues:
Lifecore generates revenues from the development and manufacture of pharmaceutical-grade sodium hyaluronate (“HA”) products and providing contract development and aseptic manufacturing services to customers. Lifecore generates revenues from two integrated activities: (1) CDMO and (2) fermentation.
Curation Foods revenues for the periods presented consist of revenues generated from sales of (1) Yucatan, Cabo Fresh, and private label branded guacamole and avocado products, (2) O olive oils and wine vinegars, and (3) BreatheWay packaging to license partners. As a result of the Yucatan Disposition, the Company met the requirements of ASC 205-20, to report the results of the Yucatan business as a discontinued operation. Accordingly, the operating results for the Yucatan business have therefore been reclassified as a discontinued operations for the periods presented.

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 26, 2023	February 27, 2022	Amount	%	February 26, 2023	February 27, 2022	Amount	%
Lifecore	$26,330	$34,808	(8,478)	(24)%	$71,723	$81,707	(9,984)	(12)%
Curation Foods	1,270	2,591	(1,321)	(51)%	6,025	8,433	(2,408)	(29)%
Total Revenues	$27,600	$37,399	$(9,799)	(26)%	$77,748	$90,140	$(12,392)	(14)%

Lifecore
The decrease in Lifecore’s revenues for the three months ended February 26, 2023, compared to the same period last year, was due to a $7.0 million decrease in CDMO sales primarily due to the timing of shipments and lower development revenue associated with a delay in onboarding new customers as well as a $1.5 million decrease in fermentation revenues primarily due to the timing of shipments within the fiscal year.
The decrease in Lifecore’s revenues for the nine months ended February 26, 2023, compared to the same period last year, was due to a $11.9 million decrease in CDMO for the same reasons as described above for the three months ended February 26, 2023, partially offset by a $1.9 million increase in fermentation revenues primarily due to the timing of shipments in the prior year period, which was influenced by excess channel inventory as a result of the global pandemic’s negative impact on elective procedures.
Curation Foods
The decrease in Curation Foods’ revenues for the three and nine months ended February 26, 2023, compared to the same period last year, was driven by the sale of our BreatheWay packaging technology business on June 2, 2022 which as a result of the sale did not earn any revenue during the three and nine months ended February 26, 2023 compared to $0.4 million and $1.4 million, respectively, during the three and nine months ended February 27, 2022.
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

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 26, 2023	February 27, 2022	Amount	%	February 26, 2023	February 27, 2022	Amount	%
Lifecore	$6,072	$12,905	$(6,833)	(53)%	$18,847	$30,384	$(11,537)	(38)%
Curation Foods	(94)	(39)	(55)	141%	723	1,249	(526)	(42)%
Total Gross Profit	$5,978	$12,866	$(6,888)	(54)%	$19,570	$31,633	$(12,063)	(38)%

Lifecore
The decrease in gross profit for the Lifecore business for the three and nine months ended February 26, 2023, compared to the same period last year, was due primarily to decreased revenue, as well as an unfavorable sales mix.

Curation Foods
The decrease in gross profit for the Curation Foods business for the three and nine months ended February 26, 2023, compared to the same period last year, was primarily driven by increased freight costs combined with increased raw product sourcing costs.
Operating Expenses:
Research and Development
R&D expenses consist primarily of product development and commercialization initiatives. R&D expenses in our Lifecore business are focused on new products and applications for HA-based and non-HA biomaterials. In the Curation Foods business R&D expenses are primarily focused on innovating our current product lines.

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 26, 2023	February 27, 2022	Amount	%	February 26, 2023	February 27, 2022	Amount	%
Lifecore	$1,962	$1,978	$(16)	(1)%	$6,117	$5,309	$808	15%
Curation Foods	2	22	(20)	(91)%	11	413	(402)	(97)%
Total R&D	$1,964	$2,000	$(36)	(2)%	$6,128	$5,722	$406	7%
The increase in R&D expenses for the nine months ended February 26, 2023, compared to the same period last year, was primarily due to higher salary and benefits expenses, including increased headcount, in our Lifecore Segment. These increases were offset by small decreases in the Curation foods segment. The decrease in R&D expenses for the three months ended February 26, 2023 was not significant.
Selling, General, and Administrative (“SG&A”)
SG&A expenses consist primarily of sales and marketing expenses associated with Lifecore’s product sales and services, business development expenses, and staff and administrative expenses.

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 26, 2023	February 27, 2022	Amount	%	February 26, 2023	February 27, 2022	Amount	%
Lifecore	$2,267	$3,119	$(852)	(27)%	$6,992	$6,852	$140	2%
Curation Foods	1,605	6,935	(5,330)	(77)%	6,431	8,327	(1,896)	(23)%
Other	7,100	4,109	2,991	73%	17,778	12,480	5,298	42%
Total SG&A	$10,972	$14,163	$(3,191)	(23)%	$31,201	$27,659	$3,542	13%

The decrease in total SG&A expenses for the three months ended February 26, 2023, compared to the same period last year, was due primarily to a decrease in salary and benefits expenses in our Lifecore and Curation Foods segments.

The increase in total SG&A expenses for the nine months ended February 26, 2023, compared to the same period last year, was due primarily to an increase at our Other segment primarily due to an increase in legal fees from compliance and other litigation matters.
Restructuring Costs

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 26, 2023	February 27, 2022	Amount	%	February 26, 2023	February 27, 2022	Amount	%
Lifecore	$—	$—	$—	—%	$—	$—	$—	—%
Curation Foods	901	5,220	(4,319)	(83)%	1,509	5,405	(3,896)	(72)%
Other	1,840	50	1,790	3,580%	3,102	2,125	977	46%
Total SG&A	$2,741	$5,270	$(2,529)	(48)%	$4,611	$7,530	$(2,919)	(39)%

During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces and the sale of non-strategic assets. The Company recorded $2.7 million and $5.3 million during the three months ended February 26, 2023 and February 27, 2022, respectively, related to the restructuring plan. Restructuring costs for the nine months ended February 26, 2023 decreased $2.9 million compared to the prior year period due to decreased restructuring activity in our Other Segment as part of our Project SWIFT initiatives to sell Curation Foods assets. Refer to Note 8 - Restructuring Costs in the notes to our consolidated financial statements for more information.

Impairment of Long-lived and Indefinite-Lived Intangible Assets

As discussed above, during the nine months ended February 26, 2023, the Company recorded impairment charges on Yucatan’s and O Olive's tradenames, which amounted to $1.3 million in the aggregate. A similar charge did not occur during the nine months ended February 27, 2022. The impairment charge is allocated to the Curation Foods segment in its entirety. Refer to “Impairment Review of Long-Lived and Indefinite-Lived Intangible Assets” in this Management’s Discussion and Analysis for additional details and information.

Other:

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 26, 2023	February 27, 2022	Amount	%	February 26, 2023	February 27, 2022	Amount	%
Interest Income	$22	$20	$2	10%	$53	$66	$(13)	(20)%
Interest Expense	$(5,818)	$(4,105)	$(1,713)	42%	$(13,715)	$(13,877)	$162	(1)%
Other Income (Expense), net	$34	$454	$(420)	(93)%	$(481)	$642	$(1,123)	N/M
Income Tax (Expense) Benefit	$(70)	$87	$(157)	N/M	$(78)	$5,591	$(5,669)	N/M
Interest Income
The increase and decrease in interest income for the three and nine months ended February 26, 2023, respectively, compared to the same period last year, was not significant.

Interest Expense
The increase in interest expense for the three months ended February 26, 2023, compared to the same period last year, was primarily a result of increased interest rates.
The decrease in interest expense for the nine months ended February 26, 2023, compared to the same period last year, was primarily due to (i) prepayment penalties incurred related to payments made on our term debt resulting from the sales of our investment in Windset during the three months ended February 27, 2022, which did not reoccur during the nine months ended February 26, 2023; and (ii) lower outstanding debt balances for the nine months ended February 26, 2023 compared to the nine months February 27, 2022. This decrease was offset by the change in interest rates during the three months ended February 26, 2023 as described above.
Other Income (Expense)
The decrease in other income (expense) for the three months ended February 26, 2023, compared to the same period last year, was primarily the result of the change in the fair value of our interest rate swap liability that is no longer an effective hedge as a result of our debt refinancing in December 2020.
Income Taxes
The change in income tax benefit for the three months ended February 26, 2023 compared to the same period last year was primarily due to the Company’s effective tax rate for the three months ended February 26, 2023 changed from a tax benefit of 1.3% to a tax provision expense of 0.4% in comparison to the same period last year. The decrease in the effective tax rate for the three months ended February 26, 2023 was primarily due to the valuation allowance recorded against certain deferred tax assets, partially offset by the impact of federal and state research and development tax credits.
The change in income tax benefit for the nine months ended February 26, 2023 compared to the same period last year was primarily due to the Company’s effective tax rate for the nine months ended February 26, 2023 changed from a tax provision benefit of 32.9% to a tax provision expense of 0.2% in comparison to the same period last year. The decrease in the effective tax rate for the nine months ended February 26, 2023 was primarily due to an increase in valuation allowance recorded against certain deferred tax assets, partially offset by the impact of federal and state research and development tax credits.

Liquidity and Capital Resources
As of February 26, 2023, the Company had cash and cash equivalents of $3.0 million, a net increase of $2.0 million from $1.0 million as of May 29, 2022.
Cash Flow from Operating Activities

Net cash used in operating activities during the nine months ended February 26, 2023 was $17.2 million, compared to $22.0 million of net cash used in operating activities for the same period last year. The primary uses of net cash in operating activities during the nine months ended February 26, 2023 were (1) a $64.0 million net loss and (2) $2.1 million gain on sale of BreatheWay assets. These uses of cash were partially offset by (1) a $14.2 million net decrease in working capital and (2) $13.2 million of depreciation/amortization and stock-based compensation expense.
The primary factors for the decrease in working capital during the nine months ended February 26, 2023, was a $13.5 million increase in inventory driven by the increased in total inventory of $8.8 million in Curation Foods, which is in alignment with our expectations for production season, a $9.0 million decrease in accounts receivable driven by timing of customer payments, partially offset by a $1.9 million decrease in accrued compensation driven by severance payments. In addition, cash used in accounts payable increased $11.4 million due to timing.
Cash Flow from Investing Activities
Net cash used in investing activities during the nine months ended February 26, 2023 was $3.3 million, compared to $98.8 million of net cash provided by for the same period last year. Net cash used in investing activities during the nine months ended February 26, 2023 was primarily due to the receipt of $12.5 million and $3.1 million related to the sale of our Yucatan Foods and BreatheWay assets, respectively, partially offset by the purchase of $12.3 million of equipment to support the growth of the Company’s Lifecore business. The three months ended February 27, 2022 included cash provided of $73.5 million of proceeds from the sale of Eat Smart and $45.1 million related to the sale of investment in non-public company, which did not reoccur in the three months ended February 26, 2023.
Cash Flow from Financing Activities
Net cash provided by financing activities during the nine months ended February 26, 2023 was $15.1 million compared to $76.2 million of net cash used in financing activities for the same period last year. The net cash provided by financing activities during the nine months ended February 26, 2023 was primarily due to $38.1 million of proceeds from the sale of preferred stock, net of issuance costs, $18.4 million increase in the Company’s line of credit, $4.8 million proceeds from a sale of common stock and $3.4 million of proceeds from the issuance of long-term debt, partially offset by $42.4 million of payments from the line of credit, $3.7 million of payments for debt issuance costs and $3.2 million of payments on long-term debt. The nine months ended February 27, 2022 included cash provided of $86.4 million related to payments on long-term debt, which were minimal in the nine months ended February 26, 2023.
Capital Expenditures
During the nine months ended February 26, 2023, the Company incurred $12.3 million of capital expenditures, which was primarily represented by facility expansions and purchased equipment to support the growth of the Lifecore business, compared to capital expenditures of $18.5 million for the nine months ended February 27, 2022. During the nine months ended February 26, 2023, capital expenditures for Lifecore and Curation Foods were $12.2 million and $0.1 million, respectively.
Debt
On December 31, 2020, the Company refinanced its previously existing term loan and revolving credit facility by entering into (1) a credit agreement with Goldman Sachs Specialty Lending Group, L.P. (“Goldman”) and Guggenheim Credit Services, LLC (“Guggenheim”), as lenders, which provided the Company, Curation Foods and Lifecore, as co-borrowers, with term loan borrowings of up to $170.0 million (the “Prior Term Loan Facility”), and (ii) a credit agreement with BMO Harris Bank, N.A. (“BMO”) as lender, which provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $75.0 million revolving line of credit (the “Revolving Credit Facility” and, together with Prior Term Loan Facility, the “Credit Facilities”). The Revolving Credit Facility is, and the Prior Term Loan Facility was, guaranteed, and secured by, substantially all of the Company’s and the Company’s direct and indirect subsidiaries’ assets.
In April 2022 the Company amended the Credit Facilities to make available and additional $20.0 million of term debt that had been previously repaid. In connection with this amendment, the Company incurred debt issuance costs from the lender of $0.7 million.
On January 9, 2023, the Company entered into further amendments to the Credit Facilities to, among other things, provide for the limited waiver from events of default under the Credit Facilities related to certain financial covenant requirements, as well as a waiver of certain existing terms and covenants under the Prior Term Loan Facility, including with respect to the fixed coverage charge ratio, leverage ratio and minimum liquidity covenants, a 2% increase of annual interest rate, which was payable in kind, and a one-time amendment fee in an amount equal to 3% of the principal amount as of January 9, 2023. This amendment also reduced the maximum commitment under the Revolving Credit Facility from $75.0 million to $60.0 million, which was further reduced to $50.0 million upon the sale of Yucatan.
The Prior Term Loan Facility would have matured on December 31, 2025. The Revolving Term Facility matures on December 31, 2025.
Interest on the Revolving Credit Facility is based upon the Company’s average availability, at a per annum rate of either (i) SOFR rate plus a spread of between 2.00% and 2.50% or (ii) base rate plus a spread of between 1.00% and 1.50%, plus a commitment fee, as applicable, of 0.375% and plus (iii) for the period from December 1, 2022 until January 31, 2023, additional 2% per annum. Interest on the Prior Term Loan Facility was at a per annum rate based on either (i) the base rate plus a spread of 7.50% or (ii) the SOFR rate plus a spread of 8.50%. The Prior Term Loan Facility also provided that in the event of a prepayment of any amount other than the scheduled installments within twelve months after the closing date, a penalty will be assessed equal to the aggregate amount of interest that would have otherwise been payable from date of prepayment event until twelve months after the closing date plus 3% of the amount prepaid.
The Revolving Credit Facility contains, and the Prior Term Loan Facility contained, customary financial covenants and events of default under which the obligations thereunder could be accelerated and/or the interest rate increased in specified circumstances.
In connection with the January 2023 amendments to the Credit Facilities, the Company incurred debt issuance costs from the lender and third parties of $1.1 million and $62.5 thousand, respectively, during the nine months ended February 26, 2023.
As of February 26, 2023, the Company had $16.0 million in borrowings outstanding under the Amended Revolver Credit Facility, at an effective annual interest rate of 7.2%. As of February 26, 2023, the Company had $107.0 million in borrowings outstanding under the Prior Term Loan Facility, at an effective annual interest rate of 13.2%. As the Company was able to refinance the Term Debt with New Term Debt subsequent to February 26, 2023 but prior to the filing of this Quarterly Report on Form 10-Q, we have classified the obligation as long term as of our balance sheet date.
As of February 26, 2023, the Company was not in compliance with all financial covenants under the Credit Facilities. However, as more fully described in Note 10 – Subsequent Events, on May 22, 2023, the Company entered into the New Term Loan Facility, and concurrently therewith, terminated the Prior Term Loan Facility and repaid the borrowings outstanding thereunder, and entered into a further amendment to the Revolving Credit Facility, at which time the Company was in compliance with all financial covenants under the New Term Loan Facility and the Revolving Credit Facility.
Refinancing Transactions
New Term Loan Credit Facility
On May 22, 2023, Company, Curation and Lifecore Biomedical (together with the Company and Curation, the “Borrowers”), certain of the Company’s other subsidiaries, as guarantors, and Alcon Research, LLC (“Alcon”), as administrative agent, collateral agent and lender, entered into that certain Credit and Guaranty Agreement (the “New Term Loan Credit Facility”). The New Term Loan Credit Facility refinanced in full all obligations of the Borrowers and their subsidiaries under the Prior Term Loan Credit Facility, which was terminated upon the entry into the New Term Loan Credit Facility and all noncompliance with debt covenants was thereby cured.
The New Term Loan Credit Agreement provides for up to $140.0 million in term loans, subject to certain adjustments based on the post-closing adjustments to the Purchase Price (as defined in the Equipment Sale and Leaseback Agreement, defined below), which were funded in full on May 22, 2023. The obligations under the New Term Loan Credit Facility mature on May 22, 2029. The New Term Loan Credit Facility is secured by the same collateral that secures the Revolving Credit Facility, with relative priorities in respect thereof, as set forth in the Intercreditor Agreement (as defined below).
The loans under the New Term Loan Credit Facility have a fixed interest rate equal to 10% per annum. Interest is payable-in-kind until the third anniversary of the closing date and following the third anniversary of the closing date is payable at a rate equal to 3% per annum in cash with the remainder payable-in-kind, in each case, unless otherwise elected by the Borrowers to pay a greater proportion in cash. The New Term Loan Credit Facility contains customary affirmative covenants including, but not limited to, financial reporting requirements and maintenance of existence requirements and negative covenants, including, but not limited to, limitations on the incurrence of debt, liens, investments, restricted payments, restricted debt payments, and affiliate transactions. The New Term Loan Credit Facility contains one financial covenant, a minimum liquidity covenant, requiring $4.0 million of Consolidated Liquidity (as defined in the New Term Loan Credit Facility) as of the end of each fiscal quarter of the Company.

Pledge and Security Agreement
Also on May 22, 2023, the Borrowers and certain of the Company’s other subsidiaries, as grantors (collectively, the “Grantors”), entered into that certain Pledge and Security Agreement (the “Term Loan Security Agreement”), dated as of May 22, 2023, with Alcon, as collateral agent. Pursuant to the Term Loan Security Agreement, the Grantors secured their obligations under the New Term Loan Credit Facility by granting to Alcon, as collateral agent, a first priority security interest in certain collateral, including but not limited to equipment, fixtures, real property and intellectual property. The security interest granted by the Grantors under the Term Loan Security Agreement continues in effect until the payment in full of all of the secured obligations under the New Term Loan Credit Facility.
Amendment to Revolving Credit Facility
On May 22, 2023, the Borrowers and certain of the Company’s other subsidiaries, as guarantors, entered into a Limited Waiver, Consent and Fifth Amendment (the “Revolving Loan Amendment”) to the Revolving Credit Facility.
The Revolving Loan Amendment provides for, among other things, (i) a waiver of all known existing defaults under the Revolving Credit Agreement as of the date of the Revolving Loan Amendment, (ii) the reduction of the maximum amount available under the Revolving Credit Agreement to up to the lesser of (x) $40.0 million, less a reserve for certain secured credit products, if any, and (y) the borrowing base (which, pursuant to the Revolving Loan Amendment, was modified to include a further reduction of the borrowing base by an additional $4.0 million), (iii) the modification of the springing minimum fixed charge coverage ratio of 1.00 to 1.00, with such covenant not tested until the fiscal quarter ending on or about February 28, 2024 and, on or thereafter, upon the earlier of the occurrence of an Event of Default or availability being less than the greater of 10% of the maximum borrowing amount and $4.0 million, (iv) cash dominion at all times the Revolving Credit Facility remains outstanding, and (v) certain other revisions to align with the terms of the New Term Loan Credit Facility and address the relative priorities and credit for borrowings related to the Company’s commercial relationships with Alcon.
In connection with the entry into the Revolving Loan Amendment, the Company also agreed to pay to BMO an amendment fee of $1.2 million, $800,000 of which is paid concurrently with the Company’s entry into the Revolving Loan Amendment, with the remaining $400,000 payable upon the earlier of (i) repayment in full of the Company’s obligations, and termination of all commitments, under the Revolving Credit Facility and (ii) the occurrence of a Change of Control (as defined in the Revolving Credit Facility).
BMO and Alcon also entered into an intercreditor agreement regarding their relative rights, as lenders, in the assets of the Company and its subsidiaries that serve as collateral for their respective credit facilities (the “Intercreditor Agreement”).
Equipment Sale and Leaseback Agreements
On May 22, 2023, the Company entered into that certain Equipment Sale and Leaseback Agreement (the “Equipment Sale and Leaseback Agreement”), dated May 22, 2023, with Alcon, wherein the Company sold $10.0 million (subject to certain post-closing adjustments) (the “Purchase Price”) of certain equipment, machinery, and other property associated with the production of sodium hyaluronate (the “Equipment”) to Alcon. The Equipment Sale Leaseback Agreement contains an option for the Company to repurchase the Equipment upon the earlier of (i) seven (7) years and (ii) the expansion of the Company’s existing production capacity with respect to sodium hyaluronate, for a purchase price equal to the Purchase Price, less the aggregate of all Paydown Payments (as defined in the Equipment Lease Agreement).
Concurrently with the entry into the Equipment Sale and Leaseback Agreement, the Company entered into that certain Equipment Lease Agreement (the “Equipment Lease Agreement” and, together with the Equipment Sale Leaseback Agreement, the New Term Loan Credit Facility, the Term Loan Security Agreement, and the Revolving Loan Amendment, collectively, the “Refinancing Transactions”), dated May 22, 2023, with Alcon, wherein Alcon leased the Equipment back to the Company. The Equipment Lease Agreement expires upon the earlier of (i) May 22, 2033, and (ii) the date that the Equipment is repurchased by the Company pursuant to the terms of the Equipment Lease Agreement. Upon the expiration of the Equipment Lease Agreement on May 22, 2033, the Company shall automatically repurchase the Equipment for $1.00 (if not previously repurchased pursuant to the option under the Equipment Sale and Leaseback Agreement).
During the lease term, the Company is obligated to make quarterly rental payments to Alcon equal to (i) 1/40th of the Purchase Price (the “Paydown Payments”), plus (ii) 1.5% times the Purchase Price less cumulative Paydown Payments made.
The Equipment Lease Agreement contains terms and provisions (including representations, covenants and conditions) that are generally customary for a commercial lease of this nature, including obligations relating to the use, operation and maintenance of the Equipment. During the term of the lease, Alcon is not permitted to sell or encumber the Equipment. Alcon is only entitled to cancel the Equipment Lease Agreement in the event of insolvency, liquidation or bankruptcy, and its remedies for other breaches of the Equipment Lease Agreement are otherwise limited to monetary damages.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information provided under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” which is included and described in the Form 10-K/A for the fiscal year ended May 29, 2022 filed with the SEC on March 16, 2023.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of February 26, 2023, due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022.
Previously Disclosed Material Weakness in Internal Control over Financial Reporting
As previously disclosed in Item 9A of our Annual Report on Form 10-K/A for the year ended May 29, 2022, management identified material weaknesses as of such date. The first identified material weakness was that we did not design and operate effective internal controls over the assessment of recoverability and measurement of fair value of certain indefinite-lived and long-lived assets. This resulted in a material error for the fiscal year ended May 29, 2022, that was corrected in the Annual Report on Form 10-K/A for the year ended May 29, 2022, and for the first quarter ended August 28, 2022, was corrected in the Quarterly Report on Form 10-Q/A for the quarter ended August 28, 2022, with the impacted financial information corrected in Note 1 - Correction of Error in Previously Reported Interim Financial Statements (Unaudited) to our consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q/A. The second identified material weakness was that we did not design and operate effective internal controls over the completeness and accuracy of the accounting for non-standard transactions, which would include discontinued operations and restructuring activity. Specifically, we did not design controls for non-standard transactions to ensure the accurate presentation of non-standard transactions, which would include discontinued operations and certain restructuring costs in our financial statements. These two material weaknesses remain unremediated.
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
Changes in Internal Control over Financial Reporting
The change described under “Previously Disclosed Material Weakness in Internal Control over Financial Reporting” above represents a change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Exchange Act) during the nine months ended February 26, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. For further discussion, see the disclosures contained in Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies - Legal Contingencies, which are incorporated herein by reference.

Item 1A.    Risk Factors
You should carefully consider the risks described below and in Item 1A, Risk Factors, of our Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022, as supplemented by the Quarterly Report on Form 10-Q for the fiscal periods ended November 27, 2022, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein. Some statements in this report, including statements in the risk factors, constitute forward-looking statements. Except as described below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022, as supplemented by this Quarterly Report on Form 10-Q for the fiscal period ended November 27, 2022 and this Quarterly Report. We have previously determined that there was substantial doubt as the Company’s ability to continue as a going concern, and the factors that raised such substantial doubt may again occur in the future.
As disclosed in the Company’s previous filings, the Company had previously determined that there were factors that raised substantial doubt about its ability to continue as a going concern. Since that time, the Company has taken measures to strengthen its financial position, which have caused management to determinate that the Company has sufficient capital to meet its capital and liquidity requirements for the next 12 months and thus no longer have substantial doubt as to the Company’s ability to operate as a going concern, as described under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”. However, there can be no assurance that the factors that raised such substantial doubt in the past will not occur again in the future, including failing to comply with the covenants under our existing credit facilities or a decline in our liquidity, nor that other factors may not cause us to make a similar determination in the future. If management were to conclude that there was substantial doubt as to the Company’s ability to continue as a going concern in the future, we and our financial condition could be adversely impacted, including reputational harm, potential violations of our Credit Facilities, decreases in the value of our common stock or investor confidence, among others.
The Company may be adversely impacted by the terms of its refinancing transactions with Alcon and by Alcon’s concentrated relationship with the Company as a significant customer of and lender to the Company.
As described under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the Company entered into Refinancing Transactions with Alcon, a significant customer of the Company, on May 22, 2023, pursuant to which Alcon agreed to become the Company’s lender under the New Term Loan Credit Facility. On May 3, 2023, the Company also entered into the Alcon Supply Agreement with Alcon, which amended and restated certain existing supply agreements entered into between the Company and Alcon related to the Company’s manufacture and supply of sodium hyaluronate ("HA") for Alcon, which significantly expanded the anticipated commercial relationship between the Company and Alcon. As a result of these transactions, the Company may be subject to risks related to the nature and significance of this relationship. For example, given the increased scope of the customer relationship and the relative increased customer concentration, the Company’s revenues and operational results may become more reliant on the success and health of that relationship, including on Alcon’s continued ability and desire to use the Company for the manufacture and supply of HA, and give them greater influence over the Company’s operations generally. Additionally, Alcon has not traditionally acted as a lender, and, as a result, the Company may be subject to risks related to the unique nature of the relationship between the Company and Alcon, including the fact that Alcon may not have the same motivations, incentives and practices as a traditional lender. For example, pursuant to the terms of the New Term Loan Credit Facility, the Company’s material uncured violation of the Alcon Supply Agreement constitutes an event of default under the New Term Loan Credit Facility, which puts significant pressure on the Company to comply with the terms of the Alcon Supply Agreement, and that failure to do so may cause the Company’s obligations under the New Term Loan Credit Facility to be accelerated and trigger other remedies Alcon may be entitled to under the New Term Loan Credit Facility, which could have a material adverse effect on the Company’s business, prospects, results of operations, liquidity and financial condition.

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
3.8
Certificate of Designations of Lifecore Biomedical, Inc., dated January 9, 2023, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2023.

10.1
Securities Purchase Agreement, dated January 9, 2023, by and between Lifecore Biomedical, Inc. and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2023.

10.2
Registration Rights Agreement, dated January 10, 2023, by and between Lifecore Biomedical, Inc. and the other parties thereto, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 10, 2023.

10.3	Term Loan Amendment, dated January 9, 2023, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 10, 2023.
10.4	Revolving Loan Amendment, dated January 9, 2023, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 10, 2023.
10.5
Securities Purchase Agreement, dated February 7, 2023, by and among Lifecore Biomedical, Inc., Yucatan Foods, LLC, Camden Fruit Corp., and Yucatan Acquisition Holdings LLC, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 7, 2023.

10.6
Credit and Guaranty Agreement, dated May 22, 2023, by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and Alcon Research, LLC, as lender, administrative agent and collateral agent, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2023.

10.7
Pledge and Security Agreement, dated May 22, 2023, by and among Lifecore Biomedical, Inc., Curation Foods, Inc., Lifecore Biomedical Operating Company, Inc. and certain other subsidiary parties thereto, as grantors, and Alcon Research, LLC, as collateral agent, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2023.

10.8
Limited Waiver and Fifth Amendment to that certain Credit Agreement, dated December 31, 2020, by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and BMO Harris Bank, N.A., as lender and administrative agent, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 23, 2023.

10.9
Equipment Sale and Leaseback Agreement, dated May 22, 2023, by and between Lifecore Biomedical, Inc. and Alcon Research, LLC, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 23, 2023.

10.10
Equipment Lease Agreement, dated May 22, 2023, by and between Lifecore Biomedical, Inc. and Alcon Research, LLC, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 23, 2023.

10.11
Amended and Restated Supply Agreement, dated May 3, 2023, by and between Lifecore Biomedical, Inc. and Alcon Research, LLC, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 23, 2023.

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
Date:    June 2, 2023