Form 10-K
period 2023-05-28
LIFECORE BIOMEDICAL, INC. \DE\
filed 2024-03-20
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 28, 2023, or

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

Registrant’s telephone number, including area code:
(952) 368-4300

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $180,939,000 as of November 27, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on the NASDAQ Global Select Market reported for such date.
As of March 14, 2024, there were 30,546,936 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Annual Report on Form 10-K being filed by Lifecore Biomedical, Inc. (the “Company”) contains the restatement of previously issued restated consolidated financial statements as of and for the fiscal years ended May 29, 2022 (“FY22”) and May 30, 2021 (“FY21”), and the unaudited consolidated financial statements as of and for the three and nine months ended February 27, 2022 included in the Company’s Annual Report on Form 10-K/A for the year ended May 29, 2022 (the “Form 10-K/A”) filed with the Securities and Exchange Commission (the “SEC”), the unaudited consolidated financial statements as of and for the three months ended August 28, 2022 included in the Company’s Quarterly Report on Form 10-Q/A filed with the SEC, and the Company’s unaudited consolidated financial statements as of and for the periods ending August 30, 2020, November 29, 2020, February 28, 2021, August 29, 2021, November 28, 2021, November 27, 2022 and February 26, 2023 included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC.

Background of Restatement
On October 30, 2023, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company (the “Board” or the “Board of Directors”), after discussion with management, concluded that the Company’s previously issued consolidated financial statements as of and for the fiscal years ended May 29, 2022 (“FY22”) and May 30, 2021 (“FY21”) included in the Form 10-K/A, the Company’s unaudited consolidated financial statements as of and for the periods ending August 30, 2020, November 29, 2020, February 28, 2021, August 29, 2021, November 28, 2021, February 27, 2022, August 28, 2022, November 27, 2022 and February 26, 2023 included in the Company’s Quarterly Reports on Form 10-Q or 10-Q/A filed with the SEC (collectively, such periods, the “Non-Reliance Periods” and such financial statements, the “Prior Financial Statements”), should no longer be relied upon and that the Company needed to restate the Prior Financial Statements.
This determination resulted from the identification of errors in the Prior Financial Statements related to adjustments as more specifically described below, involving the calculation of capitalized interest, valuation of inventories, and certain other adjustments related to previously divested businesses reflected in the Prior Financial Statements. In addition, the Company has adjusted certain other items that were previously identified in the Prior Financial Statements and concluded as immaterial, individually and in the aggregate, to the Prior Financial Statements.
The Company has assessed the materiality of these errors in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 99 (“SAB”), Materiality and SAB No. 108, Quantifying Financial Statement Misstatements, and has concluded that the Prior Financial Statements should be restated.

Restatement Overview
The more significant restatement adjustments to the Lifecore segment financial statements contained in the Prior Financial Statements, are described as follows:
1.The Company restated the Lifecore segment revenues and cost of sales in FY21 and FY22 to gross up revenues and cost of sales for certain performance obligations the Company acted as a principal in the arrangements.
2.The Company restated inventories and cost of sales to write down inventories to their net realizable value in FY22 and FY21 and interim periods in FY23, which reduced inventories and increased cost of sales during those periods.
3.The Company restated property and equipment and interest expense to record capitalized interest on assets under construction in FY22 and FY21 and interim periods in FY23, which increased property and equipment and reduced interest expense during those periods.
4.The Company restated FY21 opening retained earnings to account for the cumulative effect of the above restatements.
The more significant restatement adjustments to the Company’s former Curation Foods segment financial information is described as follows:
1.The Company restated FY21 opening retained earnings related to its former Curation Foods businesses non-current other receivables that were not collectable prior to the fiscal year periods presented in the consolidated FY23 financial statements.
2.The Company restated the presentation of certain operating costs and expenses of continuing operations and discontinued operations affecting FY22 and FY21.
The foregoing descriptions of the restatement adjustments within the respective Non-Reliance Periods do not include all adjustments in that they exclude errors concluded as immaterial but that were corrected as part of the restatement.
For a more detailed description of the financial impact of the restatements of the Prior Financial Statements, see Note 13 - Correction of Errors in Previously Reported Fiscal Year 2022 and 2021 Annual Financial Statements and Note 14 – Unaudited Quarterly Consolidated Financial Information included in Part IV, Item 15 of this Annual Report on Form 10-K.

Internal Controls Considerations
In connection with the restatement of the Prior Financial Statements described above, management has identified deficiencies in the internal control over financial reporting that aggregated to material weaknesses in the following components of the COSO framework:
a.Control Environment – maintaining a sufficient complement of personnel to timely support the Company’s internal control objectives and ensuring personnel conduct internal control related responsibilities;
b.Risk Assessment – identification and assessment of risks and changes in the business model resulting from recent disposition activities that impacted the design of control activities, including the precision of management review controls, and the completeness of controls required to support the financial reporting framework;
c.Information and Communication – Design of controls to validate the completeness and accuracy of information used in the performance of control activities; and
d.Monitoring – As a result of the material weaknesses described above, the Company failed to design and implement certain monitoring activities that were responsive to timely identification and remediation of control deficiencies.

As a result of the material weaknesses in the COSO components identified above, the control activities were ineffective and represent a material weakness. Additionally, material errors in the Company's financial statements were identified, primarily relating to the areas of inventory valuation, the capitalization of interest on assets under construction, recording of development revenue and related cost of sales, the presentation of certain operating costs and expenses of continuing operations and discontinued operations, and the write off of other receivables of the Company’s former Curation Foods businesses that were not collectible prior to the fiscal year periods presented in the consolidated financial statements. There were material weaknesses in the Company’s design and operation of controls related to the accounting for and classification of certain non-standard transactions, which included discontinued operations, restructuring costs, and indefinite-lived and long-lived asset impairment tests.
For more information regarding these identified material weaknesses, the material weaknesses previously identified related to the accounting for non-standard transactions, and a discussion of management’s evaluation of the Company’s disclosures controls and procedures and internal controls over financial reporting, refer to “Controls and Procedures” in Part II, Item 9A of this Annual Report on Form 10-K.

LIFECORE BIOMEDICAL, INC.
ANNUAL REPORT ON FORM 10-K

Cautionary Note About Forward-Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. Words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and similar expressions are used to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Potential risks and uncertainties include, without limitation, the timing and expenses associated with operations, the ability to achieve acceptance of our new products in the market place, government regulations affecting our business, the timing of regulatory approvals, the impact of adverse and uncertain economic conditions in the U.S. and international markets, the mix between domestic and international sales, and those other risks mentioned in Item 1A. “Risk Factors” of this report.
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

PART I

Item 1.    Business
Corporate Overview
Lifecore Biomedical, Inc. and its subsidiaries (“Lifecore Biomedical”, the “Company”, “we” or “us”, previously Landec Corporation) design, develop, manufacture, and sell differentiated products for biomaterials markets, and license technology applications to partners.
Lifecore Biomedical’s biomedical company, Lifecore Biomedical Operating Company, Inc. (“Lifecore”), is a fully integrated contract development and manufacturing organization (“CDMO”) that offers highly differentiated capabilities in the development, fill and finish of sterile, injectable-grade pharmaceutical products in syringes and vials. As a leading manufacturer of premium, injectable grade sodium hyaluronic (“HA”), Lifecore brings over 40 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market. Lifecore recognizes revenue in two different product categories, CDMO and fermentation.
Lifecore Biomedical previously operated a natural food company, through its wholly owned subsidiary, Curation Foods, Inc. (“Curation Foods”), which was previously focused on the distribution of plant-based foods to retail, club and foodservice channels throughout North America, which was presented in Lifecore Biomedical’s prior financial statements as the Curation Foods segment. However, upon the sale of Yucatan Foods (“Yucatan”) on February 7, 2023 and O Olive Oil & Vinegar (“O Olive”) on April 6, 2023, the Company ceased to operate the Curation Foods business. Accordingly, commencing in the fourth quarter of fiscal year 2023, the Curation Foods segment of Lifecore Biomedical is presented as a discontinued operation in its entirety.
We are focused on driving profitable growth with product development and manufacturing of sterile injectable products. Lifecore seeks to expand its presence in the CDMO marketplace by partnering with biopharmaceutical and biotechnology companies to bring their unique therapies to market. Lifecore’s goal of continuing success will be to execute on its three strategic priorities:

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
Lifecore Biomedical was incorporated under the name “Landec Corporation” in California on October 31, 1986 and reincorporated as a Delaware corporation on November 6, 2008. On November 14, 2022, the Company filed an amendment to the Certificate of Incorporation to change the Company’s name from Landec Corporation to Lifecore Biomedical, Inc. (the “Name Change”), which was approved by the Board of Directors of the Company and became effective on November 14, 2022. In connection with the Name Change, the Company’s common stock, par value $0.001 per share (“Common Stock”) began trading under its new NASDAQ ticker symbol, “LFCR”, on November 15, 2022. References to “Landec” or “Landec Corporation” refer to operations and/or transactions of the Company prior to the Name Change. The Company’s principal executive offices are located at 3515 Lyman Boulevard, Chaska, Minnesota 55318, and the telephone number is (952) 368-4300.

Reportable Segments
The Company previously operated in principally two reportable segments, Lifecore and Curation, and disclosed Other which included corporate activities. During the fourth quarter of fiscal year 2023, in connection with the previously announced strategic shift and upon the sale of Yucatan and O Olive, the Company has ceased to operate the Curation Foods business. As a result, we changed the level of detail at which our chief operating decision maker (“CODM”) regularly reviews and manages the businesses, resulting in a change to our reportable segments. With the exit of the Curation Foods business, the “Curation” segment ceased to exist; and “Other”, which previously included corporate general, interest, income tax and other general and administrative expenses, is incorporated into the single “Lifecore” segment.
Beginning with the fourth quarter of fiscal year 2023, we manage and report our operating results through one reportable segment: Lifecore. This change allows us to better align our business models, resources, and cost structure to the specific current and future growth of our business, while maintaining the necessary information and transparency to our stockholders. Our historical segment information has been recast to conform to the current segment structure.

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

Deliver consistent quality:
Lifecore has built a world class quality and regulatory system that is demonstrated in its results, processes and customer relationships. With over 40 years of a superior track record with global regulatory bodies (FDA, EMA, ANV ISA, etc.), Lifecore is the partner of choice for companies looking for proven experience in delivering QbD, cGMP compliance, and manufacturing excellence with pharmaceutical elegance and quality. Lifecore’s world class quality and regulatory system and excellent track record with the global regulatory bodies ensure partners that they will safely bring innovative therapies to market.

Curation Foods
Curation Foods’ primary business was the processing, marketing and selling of guacamole, avocado products, and olive oils and wine vinegars. Curation Foods served as the corporate umbrella for its portfolio of three natural food brands, O Olive Oil & Vinegar® products, and Yucatan® and Cabo Fresh® authentic guacamole and avocado products.
On December 13, 2021, the Company completed the sale of Curation Foods’ Eat Smart business, including its salad and cut vegetable businesses (the “Eat Smart Disposition”).
In May of 2022, the Board of Directors approved a plan to sell the assets of Curation Foods’ BreatheWay packaging technology business. The Company’s BreatheWay membrane technology establishes a beneficial packaging atmosphere adapting to changing fresh product respiration and temperature to extend freshness naturally. On June 2, 2022, the Company sold its BreatheWay technology business (the “BreatheWay Disposition”).
On February 7, 2023, the Company completed the sale of the Company’s avocado products business, including its Yucatan® and Cabo Fresh® brands, as well as the associated manufacturing facility and operations in Guanajuato, Mexico (the “Yucatan Disposition”).
On April 6, 2023, the Company completed the sale of its O Olive Oil and Vinegar Business (“O Olive Sale”).

The accounting requirements for reporting the Eat Smart, Yucatan and O Olive businesses as discontinued operations were met when the Eat Smart Disposition, Yucatan Disposition and O Olive Sale were completed on each respective closing date. The BreatheWay Disposition did not meet the requirements for reporting the businesses as discontinued operations. Accordingly, the consolidated financial statements and notes to the consolidated financial statements reflect the results of the Eat Smart, Yucatan and O Olive businesses as a discontinued operation for the periods presented.

Sales and Marketing
Lifecore relies on name recognition and referrals regarding its biomedical-based CDMO and manufacturing experience and expertise to attract new customers and offers its services with minimal marketing and sales infrastructure.

Manufacturing and Processing
The commercial production of HA requires fermentation, separation, purification and aseptic processing capabilities. HA can primarily be produced in two ways, either through bacterial fermentation or through extraction from rooster combs. Lifecore produces HA only from bacterial fermentation, using an efficient microbial fermentation process and an effective purification operation.
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

Competition
Our competition in the CDMO market includes a number of full-service contract manufacturers and large pharmaceutical companies that have the ability to insource manufacturing. Also, some pharmaceutical companies have been seeking to divest all or portions of their manufacturing capacity, and any such divested assets may be acquired by our competitors. Some of our significantly larger and global competitors have substantially greater financial, marketing, technical and other resources than we do. Moreover, additional competition may emerge and may, among other things, create downward pricing pressure, which could negatively impact our financial condition and results of operations.

Seasonality
Lifecore is not significantly affected by seasonality. However, the timing of customer orders, the scale, scope, mix, and the duration of our fulfillment of such customer orders can result in variability in our periodic revenues.

Government Regulation
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
Other regulatory requirements are placed on the design, manufacture, processing, packaging, labeling, distribution, record-keeping and reporting of a medical device or drug products and on the quality control procedures. For example, medical device and drug manufacturing facilities are subject to periodic inspections by the FDA to assure compliance with device and/or drug requirements, as applicable. The FDA also conducts pre-approval inspections for PMA and NDA product introductions. Lifecore’s facility is subject to inspections as both a device and a drug manufacturing operation. For PMA devices and NDA drug products, the company that owns the product submission is required to submit an annual report and also to obtain approval, as applicable, for modifications to the device, drug product, or its labeling. Similarly, companies that own FDA Pre-Market Notifications for marketed products must obtain additional FDA clearance for certain modifications to their devices or labeling. Other applicable FDA requirements include but are not limited to reporting requirements such as the medical device reporting regulation, which requires certain companies to provide information to the FDA regarding deaths or serious injuries alleged to have been associated with the use of its devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. FDA also maintains adverse event reporting requirements for drug products, among other post-market regulatory requirements.

Human Capital

Our Mission
The strength of our team and our workplace culture is essential to our ability to achieve our broader mission. Attracting, developing and retaining exceptional employees is vitally important to us, and we invest in creating a differentiated culture for our team that enables continuous innovation at scale. We want to be a force for good, a team that is helping to improve the quality of life for our customers and employees. As of May 28, 2023, the Company had 459 full-time employees, of whom 419 were dedicated to research, development, manufacturing, quality control and regulatory affairs, and 40 were dedicated to sales, marketing and administrative activities. Substantially all of our employees are located in the United States. None of our employees are represented by labor unions or collective bargaining agreements. Lifecore intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products.
Our Employee Engagement and Culture
Our hiring process has been designed to provide an equitable candidate experience, facilitate the inclusion of new perspectives, foster innovation and creativity and leverage technology and data analytics to address gaps in representation.
We provide training to our employees in the areas of Safety and Human Resources. Individual training plans for continued growth are developed between employees and supervisors or managers. Frontline supervision workers at factory locations are provided improvement tools for training, as well as employee interface training.
We seek to empower our employees to own their career path and seek out training programs to take them to the next level. We are currently in the process of developing a platform for growth opportunities and ways to understand and communicate career pathways. We have also invested in our training and development programs and infrastructure for our employees.

Available Information
Lifecore Biomedical’s website is www.lifecore.com. Lifecore Biomedical makes available free of charge copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the SEC. In addition, these materials may be obtained at the website maintained by the SEC at www.sec.gov. The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

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
Our independent registered public accountants identified material weaknesses in our internal control over financial reporting, which have not been remediated. In addition, as previously disclosed, our independent registered public accountants have identified material weaknesses in our internal control over financial reporting in the past, which have not been remediated. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls or if we experience difficulties in their implementation, our business and financial results could be harmed, and we could fail to meet our financial reporting obligations. As part of preparing our fiscal year 2022 consolidated financial statements, we identified errors in management’s conclusions regarding the presentation of certain amounts related to discontinued operations as a result of the Eat Smart Disposition and impairment charges relates to the Company’s former Curation Foods businesses, which resulted in errors in our previously reported consolidated balance sheets and quarterly statements of operations presented in our fiscal year 2022 third quarter and fiscal year 2022 consolidated financial statements. See Part II, Item 8. Financial Statements and Supplementary Data, Note 1 for further information. If the steps we take do not correct the material weakness in a timely manner, we may be unable to conclude in the future that we maintain effective internal control over financial reporting.
See Item 9A., “Controls and Procedures,” in this Annual Report on Form 10-K for additional information regarding the identified material weaknesses and our actions to date to remediate the material weaknesses. The implementation of procedures to remediate the material weaknesses is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot be certain that these measures will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our securities to decline.
We are highly leveraged, and our contractual obligations may limit our operational flexibility and cash flow available to invest in the ongoing needs of our business or otherwise adversely affect our results of operations.
We are highly leveraged. As of May 28, 2023, we had approximately $176.3 million in total indebtedness and $10.5 million available for borrowing under our revolving credit facility.
We are party to two credit agreements, which contain a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, create liens, engage in transactions with affiliates, merge or consolidate with other companies, or sell substantially all of our assets. In addition, the holders of our Convertible Preferred Stock have certain consent rights over our ability to incur indebtedness above certain thresholds, which could further limit our ability to incur additional indebtedness. The New Term Loan Credit Facility with Alcon also contains certain operational requirements and limitations, including that the Company’s material uncured violation of the Alcon Supply Agreement constitutes an event of default under the New Term Loan Credit Facility. The terms of our credit facilities may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Our credit agreements also contain covenants related to maintaining current financial reporting and going concern maintenance. As previously disclosed, we have, in the past, determined we were not in compliance with the covenants under our credit agreement, including with respect to our timely financial reporting and going concern, which were subsequently remediated. In addition, although we have received waivers from our lenders regarding our current financial reporting delays, there can be no assurances that we will not be in non-compliance in the future.
A failure by us to comply with the covenants specified in our credit agreements, as amended, could result in an event of default under the agreements, which would give the lenders the right to terminate their commitments to provide additional loans under our credit facilities and to declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all of our assets. As previously disclosed, we have been in noncompliance with our credit agreements in the past, and we cannot guarantee that we will be able to remain in compliance with all applicable covenants under the credit agreements in the future, that our lenders will elect to provide waivers or enter into amendments in the future, or, if the lenders do provide waivers, that those waivers will not be conditioned upon additional costs or restrictions that could materially or adversely impact our business, cash flows, results of operations, and financial condition. In addition, if the debt under our credit facilities were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately, materially and adversely affect our business, cash flows, results of operations, and financial condition, and there would be no guarantee that we would be able to find alternative financing. Even if we were able to obtain alternative financing, it may not be available on commercially reasonable terms or on terms that are acceptable to us.
The degree to which we are leveraged could have important adverse consequences to holders of our securities, including the following:
•we must dedicate a substantial portion of cash flow from operations to the payment of principal and interest on applicable indebtedness which, in turn, reduces funds available for operations, capital expenditures and growth;
•our flexibility in planning for, or reacting to, changes in the markets in which we compete may be limited;
•we may be at a competitive disadvantage relative to our competitors with less indebtedness; and
•we are rendered more vulnerable to general adverse economic and industry conditions.
In addition, our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs, and make planned capital expenditures.
Our failure to timely file certain periodic reports with the SEC, and our restatements, each pose significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.
We did not timely file this Annual Report on Form 10-K and have not yet filed our Quarterly Report on Form 10-Qs with respect to our first fiscal quarter and second fiscal quarter of the current fiscal year. Consequently, we were not compliant with the periodic reporting requirements under the Exchange Act, nor the continued listing requirements of Nasdaq. As previously disclosed, on February 13, 2024, this has resulted in Nasdaq issuing a Staff delisting determination, with respect to which the Company has requested a hearing to appeal the determination. If Nasdaq declines our request, or our appeal is unsuccessful our Common Stock will be delisted on Nasdaq, which could negatively impact our Company and holders of our Common Stock, including by reducing the willingness of investors to hold our Common Stock because of the resulting decreased price, liquidity and trading of our Common Stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing. If our Common Stock is delisted from Nasdaq and is traded on the over-the-counter market, the application of the “penny stock” rules could adversely affect the market price of our Common Stock and increase the transaction costs to sell those shares. Any of these actions could have a material adverse consequence on our business, operations, and the value of our securities.

Our failure to timely file these periodic reports with the SEC have also had other adverse consequences for the Company, including reputational harm with customers, difficulties in attracting and retaining employees, accruing penalty fees with our Series A holders, and could have an adverse impact on our reputation, impact our ability to comply with our reporting requirements in connection with our covenants under our credit agreements and our ability to raise capital, and may subject us to enforcement actions by the SEC and stockholder lawsuits. For example, as further described in Note 9 - Commitments and Contingencies to the Consolidated Financial Statements, the Chicago Regional Office of the SEC has issued a subpoena to the Company seeking documents and information concerning the Restatement. While we cannot predict the duration or outcome of this matter at this time, it could lead to adverse consequences for the Company, including additional costs and expenses, distractions for management and reputational harm.
Our previously announced strategic review process may not result in any future strategic transactions.
In March 2023, we publicly announced our intent to initiate a process to evaluate our potential strategic alternatives to maximize value for stockholders. There can be no assurance that this strategic review process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms, or at all. If we do not pursue such a transaction, or announce the conclusion of our strategic review process, it may adversely impact our reputation or our stock price.
A significant portion of our revenue has been concentrated on a few large customers. Cancellations or delays of orders by our customers may adversely affect our business and the sophistication and buying power of our customers could have a negative impact on profits.
During the fiscal year ended May 28, 2023, the Company had sales concentrations of 10% or greater from two customers within the Lifecore segment, including Alcon, which is also one of our primary lenders. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our revenues. We may experience changes in the composition of our customer base as we have experienced in the past. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers, whether through competition, consolidation, or otherwise, could materially and adversely affect our business, operating results, and financial condition. In addition, since some of the products processed by Lifecore are sole sourced to customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods, or we may not be able to obtain orders from new customers.
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

Competitors may succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by us or that would render our technology and products obsolete and non-competitive. We operate in highly competitive and rapidly evolving fields, and new developments are expected to continue at a rapid pace. Competition from large industrial, medical and pharmaceutical companies is expected to be intense. In addition, the nature of our collaborative arrangements may result in our corporate partners and licensees becoming our competitors. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than we do, and may have substantially greater experience in conducting clinical and field trials, obtaining regulatory approvals and manufacturing and marketing commercial products.

If we are unable to secure contract manufacturers with capabilities to produce the products that we require, we CDMO services are highly complex and failure to provide quality and timely services to our CDMO customers, could adversely impact our business.

The CDMO services we offer can be highly complex, due in part to strict regulatory requirements and the inherent complexity of the services provided. A failure of our quality control systems in our facilities could cause problems in connection with facility operations for a variety of reasons, including equipment malfunction, viral contamination, failure to follow specific manufacturing instructions, protocols and standard operating procedures, problems with raw materials or environmental factors. Such issues could affect production of a single manufacturing run or manufacturing campaigns, requiring the destruction of products, or could halt manufacturing operations altogether. In addition, any failure to meet required quality standards may result in our failure to timely deliver products to our customers which, in turn, could damage our reputation for quality and service. Any such incident could, among other things, lead to increased costs, lost revenue, reimbursement to customers for lost product, damage to and possibly termination of customer relationships, time and expense spent investigating and remediating the cause and, depending on the cause, similar losses with respect to other manufacturing runs. In addition, such issues could subject us to litigation, the cost of which could be significant.

The Company may be adversely impacted by the terms of its refinancing transactions with Alcon and by Alcon’s concentrated relationship with the Company as a significant customer of and lender to the Company.

As described elsewhere in this Annual Report on Form 10-K, the Company entered into Refinancing Transactions (defined below) with Alcon, a significant customer of the Company, on May 22, 2023, pursuant to which Alcon agreed to become the Company’s lender under the New Term Loan Credit Facility. On May 3, 2023, the Company also entered into the Alcon Supply Agreement with Alcon, which amended and restated certain existing supply agreements entered into between the Company and Alcon related to the Company’s manufacture and supply of HA for Alcon, which significantly expanded the anticipated commercial relationship between the Company and Alcon. As a result of these transactions, the Company may be subject to risks related to the nature and significance of this relationship. For example, given the increased scope of the customer relationship and the relative increased customer concentration, the Company’s revenues and operational results may become more reliant on the success and health of that relationship, including on Alcon’s continued ability and desire to use the Company for the manufacture and supply of HA, and give them greater influence over the Company’s operations generally. Additionally, Alcon has not traditionally acted as a lender, and, as a result, the Company may be subject to risks related to the unique nature of the relationship between the Company and Alcon, including the fact that Alcon may not have the same motivations, incentives and practices as a traditional lender. For example, pursuant to the terms of the New Term Loan Credit Facility, the Company’s material uncured violation of the Alcon Supply Agreement constitutes an event of default under the New Term Loan Credit Facility, which puts significant pressure on the Company to comply with the terms of the Alcon Supply Agreement, and that failure to do so may cause the Company’s obligations under the New Term Loan Credit Facility to be accelerated and trigger other remedies Alcon may be entitled to under the New Term Loan Credit Facility, which could have a material adverse effect on the Company’s business, prospects, results of operations, liquidity and financial condition.

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
Our stockholder value creation program may not have the anticipated results we intended, expose us to additional restructuring costs and operational risks, and may be negatively perceived in the markets.

Over the past few years, we implemented our previously announced stockholder value creation program, Project SWIFT, which was designed to strategically realign our business to focus on its strategic assets and redesign the organization, including the divestiture of substantially all of our Curation Foods business and assets and a structuring of the overall business. We are still in the process of integrating these changes, and have experienced challenges in connection therewith, including additional restructuring costs, unexpected operational challenges, including with respect to financial reporting as described elsewhere in this Annual Report on Form 10-K, and similar or other issues may arise in the future. In addition, we may not be able to realize the expected benefits from such realignment and restructuring plans or other similar restructurings on the anticipated timing, or at all. The implementation of our restructuring efforts, including the potential reduction of our facilities and workforce, may not improve our operational and cost structure or result in greater efficiency of our organization; and we may not be able to support sustainable revenue growth and profitability following such restructurings.

We may not be able to achieve acceptance of our new products in the marketplace.

Our success in generating significant sales of our products depends in part on our ability and that of our partners and licensees to achieve market acceptance of our new products and technology. The extent to which, and rate at which, we achieve market acceptance, including customer preferences and trends, and penetration of our current and future products is a function of many variables including, but not limited to price, safety, efficacy, reliability, conversion costs, regulatory approvals, marketing and sales efforts, and general economic conditions affecting purchasing patterns.
We may not be able to develop and introduce new products and technologies in a timely manner or new products and technologies may not gain market acceptance. We and our partners/customers are in the early stage of product commercialization of certain HA-based products and non-HA products. We expect that our future growth will depend in large part on our and our partners’/customers’ ability to develop and market new products in our target markets and in new markets. Our failure to develop new products or the failure of our new products to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.

We have a concentration of manufacturing and may have to depend on third parties to manufacture our products.

We have a limited number of manufacturing facilities, all of which use specialized manufacturing equipment to operate our business. Any disruptions in our primary manufacturing operations would reduce our ability to sell our products and would have a material adverse effect on our financial results and create significant additional costs and inefficiencies if we were required to replace such facilities. Additionally, we may need to consider seeking collaborative arrangements with other companies to manufacture our products. If we become dependent upon third parties for the manufacture of our products, our profit margins and our ability to develop and deliver those products on a timely basis may be adversely affected. In that event, additional regulatory inspections or approvals may be required, and additional quality control measures would need to be implemented. Failures by third parties may impair our ability to deliver products on a timely basis and impair our competitive position. We may not be able to continue to successfully operate our manufacturing operations at acceptable costs, with acceptable yields, and retain adequately trained personnel.

Potential indemnification obligations related to divestitures made in connection with the sale transactions related to Project SWIFT may have a material adverse effect on our business, financial condition and results of operations.

The transaction documents related to the Eat Smart Disposition, the BreatheWay Disposition, the Yucatan Disposition, and the O Olive Sale provide for, among other things, our retention of certain historical known liabilities related to the Curation Foods business, and certain indemnification obligations designed to make us potentially financially responsible for certain breaches in any of our representations or warranties or covenants, and certain other matters pursuant to such agreements. Pursuant to these terms, we have agreed remain responsible for certain liabilities notwithstanding these sales, including the matters described in “Legal Proceedings” and certain contractual obligations, which we expect will result in future expenses and costs to the Company. In addition, we may be subject to unforeseen or unanticipated liabilities, which may be material and which may have a material adverse effect on our business, financial condition and results of operations.

Our dependence on single-source suppliers and service providers may cause disruption in our operations should any supplier fail to deliver materials.

Several of the raw materials we use to manufacture our products are currently purchased from a single source, including raw materials for our HA products. Any interruption of our relationship with single-source suppliers or service providers could delay product shipments and materially harm our business. We may experience difficulty acquiring materials or services for the manufacture of our products or we may not be able to obtain substitute vendors on a timely basis or at all. In addition, we may not be able to procure comparable materials at similar prices and terms within a reasonable time, if at all, all of which could materially harm our business.

Our profitability is dependent upon our ability to obtain appropriate pricing for our products and to control our cost structure.

Our profitability and success depends on our ability to obtain appropriate pricing for our products and services. In many cases, our contractual arrangements with customers establish pricing terms and mechanics for price increases that will govern the relationship for long periods of time (including, in certain cases, up to several years), and therefore well in advance of our delivery of the products and services. Accordingly, our profitability is heavily reliant on accurately predicting our costs, which rely upon assumptions and estimates that may not ultimately be correct. In addition, these pricing arrangements subject us to risks arising from unanticipated increases in our cost structure, including with respect to raw material and labor costs, facility and equipment costs, unanticipated inefficiencies, product loss, or shipping and storage costs. Competition in our industry can also put downward pressure on pricing, which, in turn, can decrease our margins and increase the pressure placed on our ability to accurately predict our costs.

Our attempts to offset increased costs through pricing actions for our products and services may not be sufficient or successful, particularly in light of the limitations created by our existing arrangements and competitive pressures. In addition, our efforts to constrain the cost of our operations may not be effective, or may be inadequate to offset pricing pressures or any unanticipated increases in costs. If we are unable to obtain adequate pricing for our products and services, our profitability, results of operations and financial position could be materially adversely affected.

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

In the past, our results of operations have fluctuated significantly from quarter to quarter and are expected to continue to fluctuate in the future. Lifecore can be affected by the timing of orders from its relatively small customer base and the timing of the shipment of those orders. Our earnings may also fluctuate based on our ability to collect accounts receivable from customers. Other factors that affect our operations include:

•our ability to obtain an adequate supply of labor;
•the availability and quantity of our supplies;
•the effectiveness of worldwide distribution systems;
•total worldwide industry volumes;
•the seasonality and timing of consumer demand; and
•foreign importation restrictions and foreign political risks.

Our stock price may fluctuate in response to various conditions, many of which are beyond our control.

The market price of our Common Stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the following:

•technological innovations applicable to our products,
•pandemics, epidemics and other natural disasters, including the COVID-19 pandemic,
•our attainment of (or failure to attain) milestones in the commercialization of our technology,
•our development of new products or the development of new products by our competitors,
•new patents or changes in existing patents applicable to our products,
•our acquisition of new businesses or the sale or disposal of a part of our businesses,
•development of new collaborative arrangements by us, our competitors, or other parties,
•changes in government regulations, interpretation, or enforcement applicable to our business,
•changes in investor perception of our business,
•fluctuations in our operating results, and
•changes in the general market conditions in our industry.

Fluctuations in our quarterly results may, particularly if unforeseen, cause us to miss projections which might result in analysts or investors changing their valuation of our stock.

Our Series A Preferred Stock has rights, preferences, and privileges that are not held by, and are preferential to, the rights of holders of our common stock.

We have issued Convertible Preferred Stock, which have rights, preferences and privileged that are not held by, and are preferential to, the Company’s Common Stock, including with respect to dividends, distributions and payments on liquidation, winding up and dissolution, which could adversely impact the rights of the holders of the Company’s Common Stock. In addition, subject to the terms of the Certificate of Designations, the holders of Convertible Preferred Stock are entitled to designate two members of the Board, to vote on an as-converted basis with the Company’s Common Stock, and to separate consent rights over certain matters. These rights, combined with the fact that ownership of the Convertible Preferred Stock is highly concentrated, provide the holders of the Convertible Preferred Stock with significant influence over the Company. The holders of the Convertible Preferred Stock may have interests that are different from those of the holder of Common Stock, and could adversely impact the Company’s ability to effectuate its strategic initiatives and operate its business.

In addition, the conversion price of the Convertible Preferred Stock may be adjusted in connection with certain dilutive events, including in the event of subsequent equity offerings at a price below the current conversion price. These rights could adversely impact the Company’s access to equity capital, and otherwise compound the dilutive effects of future equity raises by the Company.

The Board may issue additional Convertible Preferred Stock or could authorize the issuance of new securities with priority as to dividends, distributions and payments on liquidation, winding up and dissolution over the rights of the holders of our Common Stock.

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
We may be exposed to employment-related claims and costs that could materially adversely affect our business.
We have been subject in the past, and may be in the future, to claims by employees based on allegations of discrimination, negligence, harassment, and inadvertent employment of undocumented workers or unlicensed personnel, and we may be subject to payment of workers’ compensation claims and other similar claims. We have incurred and, in the future, could incur substantial costs and our management could spend a significant amount of time responding to such complaints or litigation regarding employee claims, which may have a material adverse effect on our business, operating results and financial condition. In addition, several recent decisions by the United States NLRB have found companies that use contract employees could be found to be “joint employers” with the staffing firm, which may increase our potential exposure for any such claims from contract employees.
We may be subject to unionization, work stoppages, slowdowns or increased labor costs.
None of our U.S. based employees are represented by a union. However, our employees have the right under the National Labor Relations Act to form or affiliate with a union. If some or all of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Moreover, participation in labor unions could put us at increased risk of labor strikes and disruption of our operations.

We are dependent on our key employees and if one or more of them were to leave, we could experience difficulties in replacing them, or effectively transitioning their replacements and our operating results could suffer.
The success of our business depends to a significant extent on the continued service and performance of a relatively small number of key senior management, technical, sales, and marketing personnel. The loss of any of our key personnel for an extended period may cause hardship for our business. In addition, competition for senior level personnel with knowledge and experience in our different lines of business is intense. If any of our key personnel were to leave, we would need to devote substantial resources and management attention to replacing them. As a result, management attention may be diverted from managing our business, and we may need to pay higher compensation to replace these employees.
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
In addition, cyber-attacks on our customers or vendors could disrupt our ability to procure product from our vendors or our customers’ ability to order our products, and may negatively impact our reputation. Any of these occurrences could disrupt our business, result in potential liability or reputational damage, or otherwise have an adverse effect on our financial results.
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
We depend on our intellectual property, and we may be unable to adequately protect our intellectual property rights or may infringe intellectual property rights of others.
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

We have access to certain intellectual property and information of our customers and suppliers, and failure to protect that intellectual property or information could adversely affect our future growth and success.
We have access to sensitive intellectual property and confidential information of our customers and supplies, and rely on nondisclosure agreements, information technology security systems and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. Our efforts to protect such intellectual property and proprietary rights may not be sufficient, which could subject us to judgments, penalties and significant litigation costs, reputational harm, or temporarily or permanently disrupt our sales and marketing of the affected products or services and could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
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
Given the current uncertain economic environment, our customers, suppliers, and partners may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations, which could impair their ability to make timely payments to us. This may result in lower sales and/or inventory that may not be saleable or may result in bad debt expenses for us. A worsening of the economic environment or continued or increased volatility of the U.S. economy, including increased volatility in the credit markets, could adversely impact our customers’ and vendors’ ability or willingness to conduct business with us on the same terms or at the same levels as they have historically. Further, this economic volatility and uncertainty about future economic conditions makes it challenging for the Company to forecast its operating results, make business decisions, and identify the risks that may affect its business, sources and uses of cash, financial condition and results of operations.
Litigation costs and the outcome of litigation could have a material adverse effect on our business.
From time to time, we have been subject and may in the future be subject to litigation claims regarding, but not limited to, employment matters, safety standards, product liability, security of customer and employee personal information, contractual relations with vendors, marketing and infringement of trademarks and other intellectual property rights, and compliance with laws. Litigation to defend ourselves against claims by third parties or enforcement actions by regulators, or to enforce any rights that we may have against third parties, has been and may continue to be necessary, which has resulted and in the future could result in substantial costs, penalties, limitations on our business and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows.
Increasing attention to Environmental, Social, and Governance (“ESG”) matters may impact our business, financial results or stock price.
Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG practices and disclosures, including practices and disclosures related to climate change, diversity and inclusion and governance standards. Investor advocacy groups, certain institutional investors, lenders, investment funds and other influential investors are also increasingly focused on ESG practices and disclosures and in recent years have placed increasing importance on the implications and social cost of their investments. In addition, government organizations are enhancing or advancing legal and regulatory requirements specific to ESG matters. The heightened stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. A failure to adequately meet stakeholder expectations may result in noncompliance, the loss of business, reputational impacts, diluted market valuation, an inability to attract customers and an inability to attract and retain top talent. In addition, our adoption of certain standards or mandated compliance to certain requirements could necessitate additional investments that could have an adverse effect on our results of operations.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
As of May 28, 2023, the Company owned or leased the following principle physical properties:

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
In addition to the principal physical properties described above, the Company owns or leases a number of other facilities in various locations in the United States that are used for manufacturing and administration activities. Leases for these leased facilities expire at various dates through the year 2030. All of our owned real property is subject to liens in favor of the lenders under our 2020 credit agreement with BMO Harris Bank N.A. (“BMO”) as administrative agent.
The Company does not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing, laboratory, or office facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Common Stock is traded on the NASDAQ Global Select Market under the symbol “LFCR”.
Holders
As of March 14, 2024, there were approximately 47 holders of record of our Common Stock. Since certain holders are listed under their brokerage firm’s names, the actual number of stockholders is higher.
Dividends
The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.
Issuer Purchases of Equity Securities
For the twelve months ended May 28, 2023, there have been no shares repurchased by the Company. The Company may still repurchase up to $3.8 million of the Company’s Common Stock under the Company’s stock repurchase plan announced on July 14, 2010. Under the Company’s credit agreement with BMO, the Company is prohibited from repurchasing or redeeming its stock, subject to certain limited exceptions.
Recent Sales of Unregistered Equity Securities
The Company did not sell any unregistered equity securities during the three months ended May 28, 2023.

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements contained in Part IV, Item 15 of this report. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described in Item 1A. “Risk Factors”. Please see “Cautionary Note About Forward-Looking Statements”.

Corporate Overview
Lifecore Biomedical and its subsidiaries (“Lifecore Biomedical,” the “Company”, “we” or “us”) design, develop, manufacture, and sell differentiated products for biomaterials markets, and license technology applications to partners.
Lifecore Biomedical’s biomedical company, Lifecore Biomedical Operating Company, Inc. (“Lifecore”), is a fully integrated CDMO that offers highly differentiated capabilities in the development, fill and finish of sterile, injectable pharmaceutical products in syringes and vials. As a leading manufacturer of premium, injectable grade sodium hyaluronic (“HA”), Lifecore brings over 40 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market.
Lifecore Biomedical previously operated a natural food company, Curation Foods, Inc. (“Curation Foods”), which focused on innovating and distributing plant-based foods with 100% clean ingredients to retail, club and foodservice channels throughout North America. However, upon the sale of Yucatan on February 7, 2023 and O Olive on April 6, 2023, we ceased to operate the Curation Foods business. Accordingly, commencing in the fourth quarter of fiscal year 2023, the Curation Foods segment of Lifecore Biomedical is presented as a discontinued operation in its entirety.

Reportable Segments
Lifecore Biomedical operates as one reportable segment, Lifecore, which is described in further detail below. This is based on the objectives of the business and how our chief operating decision maker, the President and Chief Executive Officer, monitors operating performance and allocates resources.
Change in Reportable Segments
The Company previously operated in principally two reportable segments, Lifecore and Curation, and disclosed Other which included corporate activities. During the fourth quarter of fiscal year 2023, in connection with the previously announced strategic shift and upon the sale of Yucatan and O Olive, the Company has ceased to operate the Curation Foods business. As a result, we changed the level of detail at which our chief operating decision maker (“CODM”) regularly reviews and manages the businesses, resulting in a change to our reportable segments. With the exit of the Curation Foods business, the “Curation” segment ceased to exist; and “Other”, which previously included corporate general, interest, income tax and other general and administrative expenses, is incorporated into the single “Lifecore” segment.
Commencing with this Annual Report on Form 10-K, we will now manage and report our operating results through one reportable segment: Lifecore. This change allows us to better align our business models, resources, and cost structure to the specific current and future growth of our business, while maintaining the necessary information and transparency to our stockholders. Our historical segment information has been recast to conform to the current segment structure, and all previously operated Curation Food business are presented as discontinued operations.
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
Deliver consistent quality:
Lifecore has built a world class quality and regulatory system that is demonstrated in its results, processes and customer relationships. With over 40 years of a superior track record with global regulatory bodies (FDA, EMA, ANVISA, etc.), Lifecore is the partner of choice for companies looking for proven experience in delivering QbD, cGMP compliance, and manufacturing excellence with pharmaceutical elegance and quality. Lifecore’s world class quality and regulatory system and excellent track record with the global regulatory bodies ensure partners that they will safely bring innovative therapies to market.

Strategy
Lifecore is an FDA-approved CDMO business, which is focused on driving profitable growth with product development and manufacturing of sterile injectable products. Lifecore seeks to expand its presence in the CDMO marketplace by partnering with biopharmaceutical and biotechnology companies to bring their unique therapies to market. Lifecore’s goal of continuing success will be to execute on its three strategic priorities:
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

Significant Events During Fiscal Year 2023
Loss on Debt Extinguishment
On May 22, 2023, the Company entered into the New Term Loan Credit Facility (as defined below) with Alcon. The proceeds of this New Term Loan Credit Facility were used to repay the Prior Term Loan Facility in its entirety. In connection with the New Term Loan Credit Facility, the Company recorded a loss on debt extinguishment in the Consolidated Statements of Operations amounting to $23.7 million, comprised of a prepayment penalty of $12.9 million, write-off unamortized deferred financing fees related to the Prior Term Loan Credit Facility of $7.5 million and third-party fees of $3.3 million.
Securities Purchase Agreement
On November 25, 2022, the Company entered into a Securities Purchase Agreement (the “Wynnefield Purchase Agreement”) with entities affiliated with Wynnefield Capital, Inc. (the “Purchasers”). Pursuant to the Wynnefield Purchase Agreement, the Company agreed to sell an aggregate of 627,746 shares of its Common Stock (the “Shares”) for aggregate gross proceeds of $5.0 million (the “Offering”). The purchase price for each Share was $7.97. The Offering closed on November 25, 2022. Pursuant to the Wynnefield Purchase Agreement, the Company granted the Purchasers certain piggyback registration rights and agreed, among other things, to indemnify such parties under any registration statement filed that includes the Shares from certain losses, claims, damages and liabilities.

Series A Convertible Preferred Share Purchase Agreement
On January 9, 2023, the Company simultaneously signed and closed the Preferred Share Purchase Agreement with a group of certain accredited investors. Pursuant to the Preferred Share Purchase Agreement, the Company issued and sold an aggregate of 38,750 shares of a new series of convertible preferred stock of the Company designated as Series A Convertible Preferred Shares, par value $0.001 per share (the “Convertible Preferred Stock”) for an aggregate of $38.8 million. The Convertible Preferred Stock ranks senior to the Company’s Common Stock with respect to dividends, distributions, and payments on liquidation, winding up and dissolution. Each holder of Convertible Preferred Stock has the right, at its option, to convert its Convertible Preferred Stock, in whole or in part, into fully paid and non-assessable shares of our Common Stock at an initial conversion price equal to $7.00 per share. The conversion price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization, or similar events, and is also subject to adjustment in the event of subsequent offerings of Common Stock or convertible securities by the Company for less than the conversion price. Immediately following the closing of the Preferred Share Repurchase Agreement, two Series A Convertible Preferred Stock directors were appointed to the Company’s Board of Directors.
Yucatan Disposition
On February 7, 2023, the Company, Camden Fruit Corp., a direct wholly owned subsidiary of Curation Foods and an indirect wholly owned subsidiary of the Company (“Camden” and together with the Curation Foods and the Company, the “Sellers”), Yucatan Foods, LLC, a wholly owned subsidiary of the Camden (“Yucatan”), and Yucatan Acquisition Holdings LLC, a wholly owned subsidiary of Flagship Food Group LLC (“Flagship”, “Buyer” and together with Yucatan and the Sellers, the “Parties”) completed the sale (the “Yucatan Disposition”) of the Company’s avocado products business, including its Yucatan® and Cabo Fresh® brands, as well as the associated manufacturing facility and operations in Guanajuato, Mexico (the “Business”), pursuant to the terms of a securities purchase agreement executed by the Parties on February 7, 2023 (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, Buyer acquired all of the outstanding equity securities of Yucatan for a purchase price of $17.5 million in cash, subject to certain post-closing adjustments at closing, including selling costs, net working capital and other adjustments amounting to $5.0 million The Company recognized a loss on the Yucatan Disposition of $20.7 million in the third quarter ended February 26, 2023. The loss on the Yucatan Disposition is recorded in loss from discontinued operations in the Consolidated Statements of Operations.
Sale of O Olive Oil and Vinegar Business
On April 6, 2023, the Company completed the sale of all of its Curation Foods’ assets related to the O Olive Oil and Vinegar Business (“O Olive Sale”) for an aggregate purchase price of $6.4 million, subject to certain customary post-closing adjustments, consisting of approximately $3.3 million in cash and $3.1 million seller’s note. The seller’s note matures on March 31, 2026, accrues interest at a rate of 12% payable in kind beginning on October 31, 2023 and is prepayable by the buyer at any time. Net proceeds from the transaction were used to repay borrowings under the Company’s credit facilities. The results of operations related to the O Olive Business is reported as discontinued operations. The Company recognized a loss on the O Olive Sale amounting to $0.3 million in the fourth quarter ended May 28, 2023 and is reported in loss from discontinued operations in the Consolidated Statements of Operations. On September 28, 2023, the Company received a $2.4 million cash payment toward the $3.1 million seller’s note.
Refinancing Transactions
On May 22, 2023, the Company entered into the Refinancing Transactions (defined below). See Liquidity and Capital Resources – Refinancing Transactions for further information.
Impairment Review of Long-lived and Indefinite-lived Assets

During the year ended May 28, 2023, the Company recorded impairment charges of $1.0 million related to Yucatan indefinite-lived intangible asset related to tradenames. In addition, during the year ended May 28, 2023, the Company recorded an impairment charge of $0.3 million related to O Olive’s indefinite-lived intangible asset for tradenames. The impairments were determined using the royalty savings method to estimate the fair value of its trademarks and was primarily a result of an indication of a decrease in the fair market value of the Yucatan and O Olive businesses driven by lower market valuations and a decrease in projected cash flows. The impairment charge is reported in loss from discontinued operations in the Consolidated Statements of Operations.

Results of Operations

Year Ended May 29, 2023 Compared to May 29, 2022

Revenues and Gross Profit:
Lifecore generates revenues from the development and manufacture of HA products and providing contract development and aseptic manufacturing services to customers. Lifecore generates revenues from two integrated activities: (1) CDMO and (2) fermentation.
There are numerous factors that can influence gross profit including product mix, customer mix, manufacturing costs, volume, sales discounts, and charges for excess or obsolete inventory, to name a few. Many of these factors influence or are interrelated with other factors. The Company includes in cost of sales all of the following costs: raw materials (including packaging, syringes, fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs), and shipping and shipping-related costs.

(In thousands, except percentages)	Year Ended		Change
	May 28, 2023	May 29, 2022	Amount	%
		As Restated
Revenues	$103,269	$111,270	$(8,001)	(7)%
Gross Profit	$27,985	$39,066	$(11,081)	(28)%

The decrease in revenues for fiscal year 2023, compared to fiscal year 2022, was due to a $10.0 million decrease in CDMO sales primarily due to the timing of shipments and lower development revenue associated with a delay in onboarding new customers, partially offset by a $3.9 million increase in fermentation revenues due to increased demand. In addition, the year ended May 29, 2022 included $1.9 million in BreatheWay revenue that did not reoccur in fiscal year 2023.
The decrease in gross profit for fiscal year 2023 compared to fiscal year 2022 was due primarily to decreased revenue, as well as an unfavorable sales mix.

Operating Expenses:

(In thousands, except percentages)	Year Ended		Change
	May 28, 2023	May 29, 2022	Amount	%
		As Restated
Research and Development	$8,736	$7,839	$897	11%
Selling, general and administrative	38,969	34,659	4,310	12%
Gain on sale of BreatheWay	(2,108)	—	(2,108)	100%
Restructuring costs	4,184	8,359	(4,175)	(50)%
Total Operating Expenses	$49,781	$50,857	$(1,076)	(2)%
Research and Development (“R&D”)
R&D expenses consist primarily of product development and commercialization initiatives. R&D expenses are focused on new products and applications for HA-based and non-HA biomaterials.
The increase in R&D expenses for fiscal year 2023 compared to fiscal year 2022 was primarily due to higher salary and benefits expenses, including increased headcount.

Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of sales and marketing expenses associated with Lifecore’s product sales and services, business development expenses, and staff and administrative expenses.

The increase in SG&A expenses for fiscal year 2023 compared to fiscal year 2022 was due primarily to an increase in legal fees from compliance and other litigation matters.

Gain on sale of BreatheWay

On June 2, 2022, the Company and Curation Foods entered into and closed an Asset Purchase Agreement pursuant to which Curation Foods sold all of its assets related to BreatheWay packaging technology business in exchange for an aggregate purchase price of $3.1 million. Upon the sale, the Company recorded a gain of $2.1 million.
Restructuring Costs

During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This included a reduction in force, a reduction in leased office spaces and the sale of non-strategic assets. The Company recorded $4.2 million and $8.4 million during the years ended May 28, 2023 and May 29, 2022, respectively, related to the restructuring plan. Restructuring costs for the year ended May 28, 2023 decreased $4.2 million compared to the prior year period due to decreased restructuring activity mainly as a result of the Eat Smart Disposition in fiscal year 2022. Refer to Note 12 - Restructuring Costs in the notes to our consolidated financial statements for more information.
Other Income (Expenses):

(In thousands, except percentages)	Year Ended		Change
	May 28, 2023	May 29, 2022	Amount	%
		As Restated
Interest Income	$68	$81	$(13)	(16)%
Interest Expense	$(17,649)	$(15,551)	$(2,098)	13%
Transition Services Income	$349	$5,814	$(5,465)	(94)%
Loss on Debt Extinguishment	$(23,741)	$—	$(23,741)	(100)%
Other (Expense) Income, net	$(1,159)	$760	$(1,919)	N/M
Income Tax (Provision) Benefit	$(308)	$5,211	$(5,519)	N/M

Interest Income
The decrease in interest income in fiscal year 2023 compared to fiscal year 2022 was not significant.
Interest Expense

The increase in interest expense during fiscal year 2023 compared to fiscal year 2022, was primarily a result of paid-in-kind interest on our long-term debt.

Transition Services Income

In fiscal year 2022 the Company earned $5.8 million of transition services income related to transition services provided to Taylor Farms related to the Eat Smart Disposition which was meant to defray costs incurred to provide the transition services which are reported within Selling, general and administrative costs. In fiscal year 2023, the Company earned $0.3 million of transition services income related to transition services provided to Flagship related to the Yucatan disposition and provided to Hazel Technologies related to the BreatheWay disposition.

Loss on Debt Extinguishment

The loss on debt extinguishment of $23.7 million in fiscal year 2023 was due to the New Term Loan Facility with Alcon entered into in May 2023, including the $12.9 million prepayment fee to Goldman Sachs, the prior lender, write-off unamortized deferred financing fees related to the Prior Term Loan Credit Facility of $7.5 million and third-party fees of $3.3 million. Refer to Note 6 - Debt for additional information. A similar charge did not occur in fiscal year 2022.
Other Income (Expense), net
The increase in other income (expense), net for fiscal year 2023 compared to the fiscal year 2022 was primarily the result of the change in the fair value of our interest rate swap liability and monetary penalties related to violations of the Registration Right Agreement.
Income Tax (Provision) Benefit

The change in income tax benefit for fiscal year 2023 compared to fiscal year 2022 was primarily due to the Company’s increase in net loss before income taxes from continuing operations and the Company’s effective tax rate for fiscal year 2023 changed from a tax provision benefit of 25.19% to a tax provision expense of 0.48% in comparison to fiscal year 2022 after adjustment for discontinued operations. The decrease in the effective tax rate for fiscal year 2023 was primarily due to an increase in valuation allowance recorded against certain deferred tax assets, partially offset by the impact of federal and state research and development tax credits.

Year Ended May 29, 2022 Compared to May 30, 2021, as restated
Revenues and Gross Profit:

(In thousands, except percentages)	Year Ended		Change
	May 29, 2022	May 30, 2021	Amount	%
	As Restated	As Restated
Revenues	$111,270	$100,874	$10,396	10%
Gross Profit	$39,066	$38,937	$129	—%
The increase in revenues for fiscal year 2022, compared to fiscal year 2021, was due to an $10.6 million increase in CDMO revenues from an increase in development services activities resulting in higher sales to new and existing customers and an increase in aseptic commercial shipments, resulting from increased demand from existing customers, as well as a $0.2 million increase in fermentation sales due to higher sales to existing customers.
The increase in gross profit for fiscal year 2022 compared to fiscal year 2021 was primarily due to an 10% increase in revenues, as well as a favorable product mix change in fiscal year 2022, partially offset by a $3.5 million provision to reduce inventories to their net realizable value in fiscal year 2022.

Operating Expenses:

(In thousands, except percentages)	Year Ended		Change
	May 29, 2022	May 30, 2021	Amount	%
	As Restated	As Restated
Research and Development	$7,839	$6,684	$1,155	17%
Selling, general and administrative	34,659	27,721	6,938	25%
Restructuring costs	8,359	13,355	(4,996)	(37)%
Total Operating Expenses	$50,857	$47,760	$3,097	6%
Research and Development (“R&D”)
The increase in R&D expenses for fiscal year 2022 compared to fiscal year 2021 was primarily due to higher salary and benefits expenses, including increased headcount.

Selling, General and Administrative (“SG&A”)
The increase in SG&A expenses for fiscal year 2022 compared to fiscal year 2021 was primarily due to transition services provided to Taylor Farms related to the Eat Smart Disposition which was meant to defray costs incurred to provide the transition services along with increased salary and benefit expenses, including increased headcount, as well as increased legal and other professional expenses. The Company earned $5.8 million of transition services income mostly off-setting the transition services expenses which was reported within Other (Expense) Income, net.
Restructuring Costs
Restructuring costs for the year ended May 29, 2022 decreased $5.0 million compared to the prior year period due to increased restructuring activity to prepare the Company for the transition to Lifecore. Refer to Note 12 - Restructuring Costs in the notes to our consolidated financial statements for more information.
Other Income (Expenses):

(In thousands, except percentages)	Year Ended		Change
	May 29, 2022	May 30, 2021	Amount	%
	As Restated	As Restated
Interest Income	$81	$48	$33	69%
Interest Expense	$(15,551)	$(8,933)	$(6,618)	74%
Transition Services Income	$5,814	$—	$5,814	100%
Loss on Debt Extinguishment	$—	$(1,110)	$1,110	(100)%
Other (Expense) Income, net	$760	$(10,969)	$11,729	(107)%
Income Tax (Provision) Benefit	$5,211	$6,350	$(1,139)	(18)%

Interest Income
The increase in interest income in fiscal year 2022 compared to fiscal year 2021 was not significant.
Interest Expense

The increase in interest expense during fiscal year 2022 compared to fiscal year 2021, was primarily a result of interest and prepayment penalties incurred related to payments made on our term debt resulting from the sale of our investment in Windset, combined with higher interest rates and an increase in deferred financing costs incurred as a result of our debt refinancing in December 2020.

Transition Services Income

In fiscal year 2022 the Company earned $5.8 million of transition services income related to transition services provided to Taylor Farms related to the Eat Smart Disposition which is meant to defray costs incurred to provide the transition services which are reported within Selling, general and administrative costs.

Loss on Debt Extinguishment

The loss on debt extinguishment of $1.1 million in fiscal year 2021 was due to write-off of unamortized debt issuance costs in connection with the Company refinancing its debt in December 2020.
Other Income (Expense), net
The increase in other income (expense), net for fiscal year 2022 compared to the fiscal year 2021 was primarily the result of the change in the fair value of our interest rate swap liability.
Income Tax (Provision) Benefit

The change in income tax benefit for fiscal year 2022 compared to fiscal year 2021 was primarily due to the Company’s increase in net loss before income taxes from continuing operations and the Company’s effective tax rate for fiscal year 2022 changed from a tax provision benefit of 21.32% to a tax provision benefit of 25.19% in comparison to fiscal year 2021 after adjustment for discontinued operations. The increase in the income tax benefit for fiscal year 2022 was primarily due to significant decrease in the Company’s loss before tax from continuing operations, and the decrease in change in valuation allowance which offsets the impairment of Yucatan goodwill.

Non-GAAP Financial Information and Reconciliations

EBITDA and Consolidated adjusted EBITDA are non-GAAP financial measures. We define EBITDA as earnings before interest, income tax expense (benefit), and depreciation and amortization. We define Consolidated adjusted EBITDA as EBITDA before certain restructuring and other non-recurring charges. Management believes these non-GAAP financial measures provide useful additional information to investors about trends in the Company’s operations and are useful for period-over-period comparisons. These non-GAAP financial measures should not be considered in isolation or as a substitute for the comparable GAAP measures. In addition, these non-GAAP financial measures may not be the same as similar measures provided by other companies due to the potential differences in methods of calculation and items being excluded/included. These non-GAAP financial measures should be read in conjunction with the Company’s consolidated financial statements presented in accordance with GAAP.

The table below includes reconciliations of these non-GAAP financial measures to their respective most directly comparable financial measures calculated in accordance with GAAP.

(In thousands, except percentages)	Year Ended
	May 28, 2023	May 29, 2022	May 30, 2021
Net loss	$(99,563)	$(116,715)	$(32,294)
Interest expense, net of interest income	17,581	15,470	8,885
Income tax provision (benefit)	308	(5,211)	(6,350)
Depreciation and amortization	10,315	7,136	5,349
Total EBITDA	$(71,359)	$(99,320)	$(24,410)
Restructuring and other non-recurring charges (1)	19,529	15,885	29,643
Loss on debt extinguishment	23,741	—	1,110
Loss from discontinued operations, net of tax (2)	35,327	101,239	8,857
Total adjusted EBITDA - Consolidated	$7,238	$17,804	$15,200

(1)During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets, and redesign the organization to be the appropriate size to compete and thrive. This included a reduction-in-force, a reduction in leased office spaces, and the sale of non-strategic assets. Related to these continued activities:
(a)In fiscal year 2023, the Company incurred (i) $6.5 million of restructuring and non-recurring charges, primarily related to legal costs, audit fees and transition costs from the Company’s corporate headquarters relocation and the Company’s transition to Lifecore Biomedical, (ii) $6.4 million in restructuring costs associated with financial advisor and legal fees related to management of the prior term loan lenders, (iii) $5.8 million non-recurring charges primarily related to consolidating and optimizing operations associated with Project SWIFT, and (iv) $0.8 million in non-recurring charges primary related to one-time expenses incurred in the Lifecore production process.
(b)In fiscal year 2022, the Company incurred (i) $13.0 million of restructuring costs primarily related to consolidating and transitioning operations associated with Project SWIFT, (ii) $1.5 million in non-recurring charges primarily related to audit fees and transition costs from the Company’s corporate headquarters relocation and the Company’s transition to Lifecore Biomedical, and (iii) $1.4 million in non-recurring costs associated with financial advisor and legal fees related to litigation expenses.
(c)In fiscal year 2021, the Company incurred (i) $11.8 million of restructuring costs as a result of the change in the fair market value of the Company’s investment in Windset, (ii) $8.8 million impairment loss as a result of closure manufacturing operations in Hanover, Pennsylvania, (iii) $8.4 million in restructuring costs primarily related to consolidating and optimizing operations associated with Project SWIFT, (iv) $3.4 million of non-recurring charges primarily related to consolidating and transitioning operations associated with the Curation Foods business, and partially offset by (v) $2.8 million sale of the salad dressing plant in Ontario, California.

(2)We adjust the remaining Adjusted EBITDA of segments we exited during 2023 to present the adjusted EBITDA of the Lifecore business, the operating business of the Company going forward.

Liquidity and Capital Resources
As of May 28, 2023, the Company had cash and cash equivalents of $19.1 million, a net increase of $18.1 million from $1.0 million at May 29, 2022. The Company believes that its cash from operations, along with existing cash and cash equivalents and availability under its line of credit will be sufficient to finance its operational and capital requirements for at least the next twelve months.
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

Cash Flows from Operating Activities

Net cash used in operating activities during fiscal year 2023 was $17.4 million compared to $22.6 million, as restated, of net cash used during fiscal year 2022 and $16.5 million, as restated, of net cash provided during fiscal year 2021.

The primary uses of net cash in operating activities during fiscal year 2023 were (1) a $99.6 million net loss and (2) a $1.8 million net gain on the sales of BreatheWay and O Olive. These uses of cash were partially offset by (1) a $20.0 million net decrease in working capital, (2) $0.6 million non-cash restructuring and impairment of assets charges, (3) $16.9 million of depreciation/amortization and stock-based compensation expense, (4) $20.7 million loss on sale of Yucatan and (5) $23.7 million loss on early debt extinguishment.

The primary factors for the decrease in working capital during the fiscal year ended 2023, was a $10.8 million decrease in accounts receivable driven by sales decreases and timing of customer payments, and an increase in accounts payable of $16.0 million related to the increase in Lifecore inventory and timing of payments. These were partially offset by a decrease of $14.8 million in inventory driven by the increase in total inventory of Lifecore, which is in alignment with our expectations for production season, and a $4.5 million net decrease in accrued compensation driven by severance accruals.

The primary uses of net cash in operating activities during fiscal year 2022 were (1) a $116.7 million net loss, (2) an $3.1 million net increase in working capital, and (3) a $6.8 million reduction in deferred taxes. These uses of cash were partially offset by (1) $78.1 million impairment of goodwill and long-lived and indefinite-lived assets, (2) $20.7 million of depreciation/amortization and stock-based compensation expense, and (3) $5.5 million Loss on sale of Eat Smart and loss on disposal of property and equipment related to restructuring, net.

The primary factors for the increase in working capital during the fiscal year ended 2022, was a $6.1 million increase in accounts receivable driven by sales increases and timing of customer payments, an increase of $2.2 million in inventory to support the sales growth at Lifecore, and a decrease of $2.5 million in accrued compensation driven by severance accruals. These changes were offset by a $9.3 million increase in accounts payable related to the increase in Lifecore inventory and timing of payments.

The primary sources of net cash provided by operating activities during fiscal year 2021 were (1) a $9.8 million decrease in working capital, (2) $23.2 million of depreciation/amortization and stock-based compensation expense, (3) $11.5 million change in the fair value of investment in non-public company, (4) $10.1 million of loss on disposal of property and equipment, related to restructuring, (5) $1.1 million of loss on early debt extinguishment, and (6) $0.9 million provision for expected credit losses. These sources were partially offset by (1) a $32.3 million net loss and (2) $7.9 million of change in deferred taxes.

The primary factors for the decrease in working capital during fiscal year 2021 were (1) a $8.3 million decrease in prepaid expenses and other current assets primarily due to the Company’s receipt of income tax refunds related to fiscal year 2020’s net loss from continuing operations before taxes and carrybacks of net operating losses related to the CARES Act, (2) a $5.8 million decrease in accounts receivable driven by a decrease in Curation Foods’ revenues in the fourth quarter of fiscal year 2021 compared to fiscal year 2020 coupled with timing of customer payments, and (3) a $3.3 million increase in accrued compensation primarily related to the amount and timing of bonus payments and deferred payroll taxes under the CARES Act.

These decreases in working capital during 2021 were partially offset by (1) a $6.0 million decrease in accounts payable primarily due to the timing of cash payments and (2) a $2.8 million increase in inventory primarily to support the planned sales growth at Lifecore.

Cash Flows from Investing Activities

Net cash used in investing activities during fiscal year 2023 was $4.8 million, primarily due to the receipt of $11.8 million, $3.1 million and $1.7 million related to the Yucatan Disposition, BreatheWay Disposition and O Olive Sale, respectively, offset by the purchase of $21.5 million of equipment to support the growth of the Company’s Lifecore business.

Net cash provided by investing activities for fiscal year 2022 was $80.0 million, as restated, primarily including the receipt of $73.5 million related to the Eat Smart Disposition (partially offset by a $9.8 million working capital adjustment and cash expenses related to the Eat Smart Disposition), $45.1 million related to the sale of the Company’s investment in Windset, and $1.1 million of proceeds from the sale of property and equipment. These increases were partially offset by the purchase of $29.9 million of equipment to support the growth of the Company’s Lifecore businesses.

Net cash used in investing activities for fiscal year 2021 was $12.3 million, as restated, primarily including the purchase of $25.2 million of equipment to support the growth of the Company’s Lifecore and Curation Foods businesses, partially offset by the receipt of $12.9 million primarily related to the sale of Curation Foods’ factories in Hanover, Pennsylvania and Ontario, California.

Cash Flows from Financing Activities

Net cash provided by financing activities during fiscal year 2023 was $39.7 million, primarily due to (1) $150.0 million proceeds from long-term debt, (2) $38.1 million proceeds from sale of preferred stock and (3) $4.8 million proceeds from sale of Common Stock, partially offset by (1) $123.7 million of payments on long-term debt, (2) $23.2 million net draw down on the Company’s line of credit and (3) $6.1 million of payments for debt issuance costs.

Net cash used in financing activities during fiscal year 2022 was $57.0 million, as restated, primarily due to (1) $86.4 million of debt pay downs under the Company’s term loan, partially offset by (1) a $20.0 million draw on the term loan multi draw accordion feature to fund Lifecore capital expenditures, and (2) an $11.0 million net draw down on the Company’s line of credit.

Net cash used in investing activities for fiscal year 2021 was $3.4 million, as restated, primarily due to (1) $48.4 million net pay down on the Company’s revolving line of credit and (2) $10.5 million of debt issuance costs incurred to refinance the Company's term loan and revolving line of credit, partially offset by $55.9 million of net cash received from the increase in the Company’s refinanced term loan.

Capital Expenditures

The Company incurred $21.5 million of capital expenditures during fiscal year 2023, which was primarily represented by facility expansions and purchased equipment to support the growth of the Lifecore business. As restated, capital expenditures incurred during fiscal years 2022 and 2021 were $29.9 million and $25.2 million, respectively, primarily represented by continued facility modifications and expansions and equipment purchases intended to increase production capacity to support the growth and increased production efficiency of the Lifecore and Curation Foods businesses.

Contractual Obligations
The Company’s material contractual obligations for the next five years mainly relate to its debt obligations.
Debt
On December 31, 2020, the Company refinanced its previously existing term loan and revolving credit facility by entering into (i) a credit agreement with Goldman Sachs Specialty Lending Group, L.P. (“Goldman”) and Guggenheim Credit Services, LLC (“Guggenheim”), as lenders, which provided the Company, Curation Foods and Lifecore, as co-borrowers, with term loan borrowings of up to $170.0 million (the “Prior Term Loan Facility”), and (ii) a credit agreement with BMO Harris Bank, N.A. (“BMO”) as lender, which provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $75.0 million revolving line of credit (the “Revolving Credit Facility” and, together with Prior Term Loan Facility, the “Credit Facilities”). The Revolving Credit Facility is, and the Prior Term Loan Facility was, guaranteed, and secured by, substantially all of the Company’s and the Company’s direct and indirect subsidiaries’ assets.
In April 2022, the Company amended the Credit Facilities to make available an additional $20.0 million of term debt that had been previously repaid. In connection with this amendment, the Company incurred debt issuance costs from the lender of $0.7 million.
On January 9, 2023, the Company entered into further amendments to the Credit Facilities to, among other things, provide for the limited waiver from events of default under the Credit Facilities related to certain financial covenant requirements, as well as a waiver of certain existing terms and covenants under the Prior Term Loan Facility, including with respect to the fixed coverage charge ratio, leverage ratio and minimum liquidity covenants,2% increase of annual interest rate, which was payable in kind, and a one-time amendment fee in an amount equal to 3% of the principal amount as of January 9, 2023. This amendment also reduced the maximum commitment under the Revolving Credit Facility from $75.0 million to $60.0 million, which was further reduced to $40.0 million upon the sale of Yucatan.
The Prior Term Loan Facility would have matured on December 31, 2025, but was refinanced in full on May 22, 2023 with the New Term Loan Credit Facility with Alcon described below. The Revolving Term Facility matures on December 31, 2025.
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
In connection with the January 2023 amendments to the Credit Facilities, the Company incurred debt issuance costs from the lender and third parties of $4.2 million (comprised of $1.1 million in cash and $3.1 million paid-in-kind) and $62.5 thousand, respectively, during the year ended May 28, 2023.
Refinancing Transactions
New Term Loan Credit Facility
On May 22, 2023, the Company, Curation and Lifecore Biomedical (together with the Company and Curation, the “Borrowers”), certain of the Company’s other subsidiaries, as guarantors, and Alcon Research, LLC (“Alcon”), as administrative agent, collateral agent and lender, entered into that certain Credit and Guaranty Agreement (the “New Term Loan Credit Facility”). Alcon is a significant customer of the Company. The New Term Loan Credit Facility refinanced in full all obligations of the Borrowers and their subsidiaries under the Prior Term Loan Credit Facility, which was terminated upon the entry into the New Term Loan Credit Facility and all noncompliance with debt covenants was thereby cured.

The New Term Loan Credit Facility provides for up to $142.3 million in term loans, subject to certain adjustments based on the post-closing adjustments to the Purchase Price (as defined in the Equipment Sale and Leaseback Agreement, defined below), which were funded in full on May 22, 2023. The obligations under the New Term Loan Credit Facility mature on May 22, 2029. The New Term Loan Credit Facility is secured by the same collateral that secures the Revolving Credit Facility, with relative priorities in respect thereof, as set forth in the Intercreditor Agreement (as defined below).
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
The Revolving Loan Amendment provides for, among other things, (i) a waiver of all known existing defaults under the Revolving Credit Agreement as of the date of the Revolving Loan Amendment, (ii) the reduction of the maximum amount available under the Revolving Credit Agreement to up to the lesser of (x) $40.0 million, less a reserve for certain secured credit products, if any, and (y) the borrowing base (which, pursuant to the Revolving Loan Amendment, was modified to include a further reduction of the borrowing base by an additional $4.0 million), (iii) the modification of the springing minimum fixed charge coverage ratio of 1.00 to 1.00, with such covenant not tested until the fiscal quarter ending on or about February 28, 2024 and, on or thereafter, upon the earlier of the occurrence of an Event of Default or availability being less than the greater of 10% of the maximum borrowing amount and $4.0 million,, (iv) cash dominion at all times the Revolving Credit Facility remains outstanding, and (v) certain other revisions to align with the terms of the New Term Loan Credit Facility and address the relative priorities and credit for borrowings related to the Company’s commercial relationships with Alcon.
In connection with the entry into the Revolving Loan Amendment, the Company also agreed to pay to BMO an amendment fee of $1.2 million, $0.8 million of which is paid concurrently with the Company’s entry into the Revolving Loan Amendment. The remaining $0.4 million obligation is payable at the earlier of (i) repayment in full of the Company’s obligations, and termination of all commitments, under the Revolving Credit Facility and (ii) the occurrence of a Change of Control (as defined in the Revolving Credit Facility). The Company will accrete the remaining amendment fee over the life of the credit facility. In connection with the entry into the Revolving Loan Amendment, the Company recorded $1.2 million of debt origination costs.
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
Purchase Commitments

Subsequent to the sale of Yucatan and O Olive during fiscal year 2023, the Company no longer has future purchase commitments.

Critical Accounting Policies and Use of Estimates
Use of Estimates
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes to the Consolidated Financial Statements. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; loss contingencies, sales returns and credit losses; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets (including intangible assets and goodwill) and inventory; the valuation and recognition of stock-based compensation and the valuation of debt derivatives liability.
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

Revenues generated from development services arrangements are recognized over time as Lifecore is creating an asset without an alternate use as it is unique to the customer. Furthermore, the Company has an enforceable right to payment for the performance completed to date for its costs incurred in satisfying the performance obligation plus a reasonable profit margin. For each of the development activities performed by Lifecore as described above, labor is the primary input (i.e., labor costs represent the majority of the costs incurred in the completion of the services). The Company determined that labor hours are the best measure of progress as it most accurately depicts the effort extended to satisfy the performance obligation over time and therefore recognizes development services revenue over time based on the proportion of labor hours incurred compared to total estimated hours for an individual arrangement.

Fermentation

Lifecore manufactures and sells HA in bulk form to its customers. The HA produced is distinct as customers are able to utilize the product provided under HA supply contracts when they obtain control. Lifecore recognizes revenue for these products at the point in time when legal title to the product is transferred to the customer, which is at the time that shipment is made or upon delivery of the product to our customer.

During the fourth fiscal quarter, we entered into a bill-and-hold arrangement with a customer under which $3.2 million of product sales were recognized in the year ended May 28, 2023. Revenue for bill-and-hold arrangements is recognized when control transfers to the customer, even though the customer does not have physical possession of the goods. Control transfers when the bill-and-hold arrangement has been determined to have substantive reason, the product is identified as belonging to the customer, the product is ready for physical transfer to the customer and the product cannot be used or directed to another customer.

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
A number of years may elapse before a particular matter, for which the Company has accrued, is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its tax-contingency accruals are adequate to address known tax contingencies. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the Company’s effective tax rate in the year of resolution. Any resolution of a tax issue may require the use of cash in the year of resolution. The Company’s tax-contingency accruals are recorded in Other accrued liabilities in the accompanying Consolidated Balance Sheets.

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
A hypothetical 100 basis point increase or decrease in weighted average interest rates under our Refinance Revolver, based upon the face value of such instruments, would increase our interest expense by approximately $0.2 million over a twelve-month period.

Item 8.    Financial Statements and Supplementary Data
The information contained in Part IV, Item 15 included elsewhere in this Annual Report on Form 10-K is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer concluded that due to material weaknesses in our internal control over financial reporting as described in the “Management’s Report on Internal Control over Financial Reporting”, our disclosure controls and procedures were not effective as of May 28, 2023.
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
Changes in Internal Controls over Financial Reporting
Other than the identification of the material weaknesses as described in “Management’s Report on Internal Control over Financial Reporting”, there have been no changes in our system of internal control over financial reporting during the quarter ended May 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of May 28, 2023. In making this assessment, which was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). As part of our annual assessment, management has concluded that we did not design and operate effective internal controls, as detailed below.
The Company has identified deficiencies in the internal control over financial reporting that aggregated to material weaknesses in the following components of the COSO framework:
a.Control Environment – maintaining a sufficient complement of personnel to timely support the Company’s internal control objectives and ensuring personnel conduct internal control related responsibilities;
b.Risk Assessment - identification and assessment of risks and changes in the business model resulting from recent disposition activities that impacted the design of control activities, including the precision of management review controls, and the completeness of controls required to support the financial reporting framework;
c.Information and Communication - Design of controls to validate the completeness and accuracy of information used in the performance of control activities; and
d.Monitoring – As a result of the material weaknesses described above, the Company failed to design and implement certain monitoring activities that were responsive to timely identification and remediation of control deficiencies.
As a result of the material weaknesses in the COSO components identified above, the control activities were ineffective and represent a material weakness. Additionally, material errors in the Company's financial statements were identified, primarily relating to the areas of inventory valuation, the capitalization of interest on assets under construction, recording of development revenue and related cost of sales, the presentation of certain operating costs and expenses of continuing operations and discontinued operations, and the write off of other receivables of the Company’s former Curation Foods businesses that were not collectible prior to the fiscal year periods presented in the consolidated financial statements.
The material weaknesses contributed to the restatement of the Company’s previously issued consolidated financial statements as of and for the fiscal years ended May 29, 2022 and May 30, 2021, and the condensed consolidated financial statements for the interim periods ended August 30, 2020, November 29, 2020, February 28, 2021, August 29, 2021, November 28, 2021, February 27, 2022, August 28, 2022, November 27, 2022 and February 26, 2023.
The material weaknesses previously identified related to the accounting for and classification of certain non-standard transactions, which included discontinued operations, restructuring costs, and indefinite-lived and long-lived asset impairment tests for the year ended May 29, 2022 continued to exist as of May 28, 2023 and are included and appropriately reside within the material weaknesses relating to components of the COSO framework as described above.
Management’s Plan for Remediation of the Material Weaknesses
Management, with the oversight of the Audit Committee, is currently evaluating remediation activities related to the deficiencies identified above and has engaged a third-party consultant for the development and implementation of such remediation plan.
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

Item 9B.    Other Information
During the fiscal quarter ended May 28, 2023, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case, as such terms are defined in Item 408 of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Board of Directors

Name	Age	Position	Director Since	Director Class
Craig A. Barbarosh	56	Director, Chairperson of the Board	2019	Class 2
James G. Hall	60	President, Chief Executive Officer and Director	2022	Class 2
Nathaniel Calloway	41	Director	2023	Class 2
Raymond Diradoorian	65	Director	2022	Class 2
Jeffrey L. Edwards	63	Director	2020	Class 1
Katrina L. Houde	65	Director	2019	Class 1
Christopher Kiper	52	Director	2023	Class 1
Nelson Obus	76	Director	2018	Class 1
Joshua E. Schechter	50	Director	2020	Class 2

Craig A. Barbarosh has been a director of the company since October 2019 and has served as the chairperson of the Company’s Board of Directors since October 2020. Mr. Barbarosh brings broad strategic leadership experience with deep healthcare knowledge, having served on several public companies’ Boards of Directors, including current board positions with Sabra Health Care REIT, Inc. (where he is Chair of the Audit Committee) since November 2010, Evolent Health, Inc. (where he is Co-Chair of the Strategy Committee) since December 2020 and Mountain Express Oil, Inc. (where he is a Special Committee member) since March 2023. He also previously served on the board of directors of NextGen Healthcare, Inc. (where he was Chair of the Compensation Committee) from January 2015 to November 2023. He has been recognized for successes in business strategy, operational excellence, corporate governance and capital markets transactions. From June 2012 to January 2023 Mr. Barbarosh was a partner at the international law firm of Katten Muchin Rosenman LLP and previously from 1999 to June 2012 was a partner of the international law firm of Pillsbury Winthrop Shaw Pittman LLP. Mr. Barbarosh received a Juris Doctorate from the University of the Pacific, McGeorge School of Law in 1992, with distinction, and a Bachelor of Arts in Business Economics from the University of California at Santa Barbara in 1989. Mr. Barbarosh received certificates from Harvard Business School for completing executive education courses on Private Equity and Venture Capital (2007), Financial Analysis for Business Evaluation (2010) and Effective Corporate Boards (2015), from the University of Pennsylvania Wharton School program on Corporate Valuation (2019), and from the Carnegie Mellon University program in Cybersecurity Oversight (2019). Mr. Barbarosh is also a frequent speaker and author on restructuring and governance issues and has published several articles addressing business, governance, and legal topics.

James G. Hall has been the President and Chief Executive Officer (“CEO”) of the Company and a member of the Board of Directors of the Company since August 10, 2022. Prior to those roles, Mr. Hall served as President of Lifecore since June 2017; Vice President and General Manager from July 2013 to June 2017; Vice President of Operations from 2006 to 2013; Director of Manufacturing Operations and Engineering from 2001 to 2006; and the Manager of Engineering and Operations from 1999 to 2001. From 1995 until joining Lifecore in 1999, Mr. Hall was Manager of Pre-Clinical and Clinical supply for Protein Design Labs, a biotechnology company focusing on humanizing monoclonal antibodies. Prior to joining Protein Design Labs in 1995, Mr. Hall held various engineering positions within Lifecore beginning in 1989. Mr. Hall has over 33 years of pharmaceutical and combination product manufacturing and development experience.

Nathaniel Calloway has served as a director since January 2023. Dr. Calloway is an analyst and Partner at 22NW, LP, a Seattle-based value fund specializing in small and microcap investments with a multi-year investment horizon, where he has been employed since June 2021. Since October 2022, he has served on the board of directors of Anebulo Pharmaceuticals, Inc., a publicly traded clinical-stage biotechnology company developing solutions for people suffering from acute cannabinoid intoxication and substance addiction. Prior to joining 22NW, LP, Dr. Calloway served in a variety of roles in healthcare research at Edison Group from December 2015 to June 2021, including as Associate Director of Healthcare Research from June 2018 to June 2021. Dr. Calloway has a Ph.D. in Chemistry and Chemical Biology from Cornell University, a Master of Science in Chemistry from Columbia, and he completed a post-doctoral study in neuroscience at Weill Cornell Medical School. He has 10 scientific publications in areas of physical, biochemistry and neuroscience.

Raymond Diradoorian has served as a director since January 2022. Mr. Diradoorian is a seasoned operations executive with over 40 years of experience in the pharmaceutical and medical device industries. Mr. Diradoorian retired from Allergan

Inc. in 2015, which he joined in 1981. Mr. Diradoorian held numerous positions and served as Executive Vice President of Global Technical Operations from 2006 to 2015. Most recently, Mr. Diradoorian served as an independent industry consultant, working with a number of public and privately held companies as well private equity firms in the pharmaceutical and medical device industries. Mr. Diradoorian holds a Bachelor of Sciences degree in Biological Sciences from the University of California at Irvine and a Master of Science Degree in Technology Management from Pepperdine University.

Jeffrey L. Edwards has served as a member of the Board of Directors since October 2020. Mr. Edwards is a member of the Board of Directors of FibroGen, Inc. (NASDAQ:FGEN), a publicly traded biopharmaceutical company since October 2015 and currently serves as Chair of its Audit Committee. He serves on the Board of Directors of Bio-Rad Laboratories, Inc. (NYSE:BIO), a publicly traded life sciences research and clinical diagnostic products company since April 2017, where he is a member of its Audit Committee and Compliance Committee, as well as Chairman of its Compensation Committee. Mr. Edwards also serves, since September 2018, on the Board of Directors, Audit Committee, and Nominating and Corporate Governance Committee of Clearside Biomedical Inc. (NASDAQ:CLSD), a publicly traded, clinical-stage pharmaceutical company. Additionally, Mr. Edwards served on the Board of Directors of BioTheryX, Inc., a privately owned, clinical-stage biotechnology company from September 2019 to May 2021. In 2015 Mr. Edwards retired from Allergan Inc., which he joined in June 1993 and where he served as Executive Vice President, Finance and Business Development, and Chief Financial Officer from September 2005 to August 2014. From 2003 to 2005, Mr. Edwards served as Allergan’s Corporate Vice President, Corporate Development, and previously served as Senior Vice President, Treasury, Tax, and Investor Relations. Prior to joining Allergan, he was with Banque Paribas and Security Pacific National Bank, where he held various senior-level positions in the credit and business development functions. Mr. Edwards received a Bachelor of Arts in Sociology from Muhlenberg College and completed the Advanced Management Program at the Harvard Business School.

Katrina L. Houde has served as a member of the Company’s Board of Directors since August 5, 2019. Ms. Houde is currently serving as an independent advisor to select food companies. Ms. Houde has served on the Board of Directors at SunOpta, Inc. (NASDAQ:STKL) since January 2000, where she also served as Chair of the Compensation Committee and as a member of the Audit Committee until November 2016. Ms. Houde served as Interim CEO for SunOpta, Inc. on two occasions, from October 2016 until March 2017 and again from January to March of 2019, and was instrumental in leading a major operational turnaround. Before and between her roles as Interim CEO of SunOpta, Inc., Ms. Houde had various consulting engagements in the food industry. Prior to becoming a food industry consultant, Ms. Houde was President of Cuddy Food Products, a division of Cuddy International Corp., from January 1999 to March 2000 and was Chief Operating Officer of Cuddy International Corp. from January 1996 to January 1999. She is a member of the Board of Directors of a number of private and charitable organizations. Ms. Houde holds an Honours Bachelor of Commerce degree from the University of Windsor.

Christopher Kiper has served as a member of the Company’s Board of Directors since January 2023. Mr. Kiper has served as a Co-Founder, Managing Director and Chief Investment Officer of Legion Partners Asset Management, LLC (“Legion”), an investment fund focused on accumulating large ownership stakes in undervalued U.S. small-cap companies, since April 2012, and at Legion's predecessor entities from January 2010 to April 2012. Prior to co-founding Legion, he served as Vice President at Shamrock Capital Advisors, the alternative investment vehicle of the Disney family, where he served as Portfolio Manager of the Shamrock Activist Value Fund, a concentrated, long-only, activist fund, from April 2007 to January 2010. Before that, Mr. Kiper founded and operated the Ridgestone Small Cap Value Fund, a small-cap targeted activist fund in association with the Ridgestone Corporation, an investment firm, from June 2000 to June 2007. From 1998 to 2000, he served as the Director of Financial Planning at Global Crossing Ltd., a telecommunications company that provided computer networking services. Mr. Kiper began his career as an Auditor at Ernst & Young Global Limited, an international tax, consulting and advisory service, from 1994 to 1997. Mr. Kiper received a B.S.B.A. in Accounting from the University of Nebraska in 1993.

Nelson Obus has served as a member of the Company’s Board of Directors since October 2018. Mr. Obus is a co-founder, President, and Chief Investment Officer at Wynnefield Capital, Inc. which he co-founded with Joshua Landes in November 1992. Mr. Obus manages the firm, oversees its investment portfolio. Mr. Obus is a board member at Williams Industrial Services since June 2016. Previously, from January 1990 until September 1992, he was the director of research at Schafer Capital Management, Inc. Prior to that, Mr. Obus was a director of sell side research in the equity sales department at Lazard Frères & Co. Before that, he was a manager at Massachusetts Department of Environmental Management. Mr. Obus holds a Bachelor of Arts degree from New York University and a Master of Arts in political science from Brandeis University.

Joshua E. Schechter has served as a member of the Board of Directors since October 2020. He is a private investor and public company director. He has served as a director of Viad Corp (NYSE:VVI), an S&P SmallCap 600 international experiential services company, since April 2015. Mr. Schechter served as a member of the Board of Directors of Bed Bath & Beyond (NASDAQ:BBBY) from May 2019 to September 2023 as its Chairman of its Audit Committee. He also served as Chairman of the Board of Directors of Support.com, Inc. (NASDAQ:SPRT), a leading provider of cloud-based software and services, since June 2016 to September 2021. From April 2018 to January 2020, he served as Chairman of the Board of Directors of SunWorks, Inc. (NASDAQ:SUNW), a premier provider of high-performance solar power solutions. From 2001 to June 2013, Mr. Schechter served as Managing Director of Steel Partners Ltd., a privately - owned hedge fund sponsor, and from 2008 to June 2013, served as Co-President of Steel Partners Japan Asset Management, LP, a private company offering investment services. Mr. Schechter earned a Master of Public Administration in Professional Accounting and a Bachelor of Business Administration from The University of Texas at Austin.
Executive Officers

Name	Age	Position
James G. Hall	60	President and Chief Executive Officer
John D. Morberg	59	Executive Vice President, Chief Financial Officer, and Secretary

For biographical information on Mr. Hall, please see “Board of Directors” above.

John D. Morberg has been the Executive Vice President, Chief Financial Officer, and Secretary of the Company since January 18, 2021. Prior to joining the Company, Mr. Morberg was Chief Financial Officer and General Counsel for BL Restaurant Holdings, LLC (“BL Holdings”), a national restaurant chain from February 2018 to June 2019. Prior to that, from June 2007 to January 2017 Mr. Morberg served in various roles at Garden Fresh Restaurant Corp, including as the Chief Executive Officer, Chief Financial Officer and General Counsel, and a board member. Prior to such roles, he also served as Chief Financial Officer of DEI Holdings, Inc., through its initial public offering and through the early stages of being a public company and worked for eight-years as Vice President and Controller of Petco. In January 2020, after Mr. Morberg’s tenure as the Chief Financial Officer and General Counsel of BL Holdings, it filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Delaware (Case No. 20-10156). Pursuant to a plan of liquidation filed by Hooper Holmes and its subsidiaries, and a trustee has been appointed to dissolve the company. Mr. Morberg began his career in the audit practice of KPMG, working primarily with life sciences and technology related companies. Mr. Morberg has a Juris Doctor from the University of the Pacific, McGeorge School of Law and a BBA, Accounting from the University of San Diego, and is a licensed attorney, a member of the State Bar of California and is a Certified Public Accountant (inactive).

Relationships and Arrangements

There is no family relationship between any of Company’s directors or executive officers and, to the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings which are required to be disclosed pursuant to the rules and regulations of the the SEC. There are no arrangements between any director or executive officer of the Company and any other person pursuant to which he/she was, or will be, selected as a director or executive officer, respectively, except for certain Board designation rights provided to certain stockholders under the Series A Convertible Preferred Share Purchase Agreement as described below under the section captioned “Certain Relationships and Related Transactions – Series A Convertible Preferred Share Purchase Agreement”.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and holders of more than ten percent of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely upon review of the copies of such reports filed with the SEC and written representations that no other reports were required, during the fiscal year ended May 28, 2023 all Section 16(a) filing requirements applicable to the Company’s officers, directors and holders of more than ten percent of the Company’s Common Stock were satisfied except for one late Form 4 for Wynnefield Capital Inc., filed on January 18, 2023, with respect to three transactions.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which contains our code of business conduct and ethics for our directors, officers, employees and certain affiliates in accordance with applicable federal securities laws, a copy of which is available on the Company’s website at www.lifecore.com. If we amend or grant a waiver of one or more of the provisions of our Code of Business Conduct and Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer and principal accounting officer (or persons performing similar functions) by posting the required information on the Company’s website at www.lifecore.com. The information found on the website is not part of this Annual Report on Form 10-K.

Director Nominations

No material changes have been made to the procedures by which stockholders may recommend nominees to our Board of Directors.

Board Governance

Our Board has three standing committees: Audit, Compensation, and Nominating and Governance. The Board has adopted a charter for each standing committee. The Board has determined that Mr. Barbarosh, Dr. Calloway, Mr. Diradoorian, Mr. Edwards, Ms. Houde, Mr. Kiper, Mr. Obus, and Mr. Schechter are independent directors as defined in the Nasdaq Stock Market (“Nasdaq”) listing rules.

The Company provides information about its corporate governance policies, including the Company’s Code of Ethics, Corporate Governance Guidelines, and charters for the Audit, Nominating and Corporate Governance, and Compensation Committees of the Board of Directors on the Corporate Governance page of its website. The website can be found at www.lifecore.com.

Audit Committee

The Audit Committee currently consists of Mr. Edwards (Chairperson), Mr. Diradoorian, and Ms. Houde. In the determination of the Board of Directors, each of Mr. Edwards, Mr. Diradoorian, and Ms. Houde meets the independence requirements of the SEC and Nasdaq applicable to members of the Audit Committee, including the heightened independence requirements for audit committee membership pursuant to SEC requirements, and each meets the financial literacy requirements of the SEC and Nasdaq applicable to members of the Audit Committee. The Board of Directors has also determined that each of Mr. Edwards and Ms. Houde is an “audit committee financial expert” within the meaning of applicable SEC rules. The Audit Committee assists the Board of Directors in its oversight of Company affairs relating to the quality and integrity of the Company’s financial statements, the qualifications and independence of the Company’s independent registered public accounting firm, the performance of the Company’s internal audit function and independent registered public accounting firm, and the Company’s compliance with legal and regulatory requirements. The Audit Committee is responsible for appointing, compensating, retaining, and overseeing the Company’s independent registered public accounting firm, approving the services performed by the independent registered public accounting firm and reviewing and evaluating the Company’s accounting principles and its system of internal accounting controls. The Audit Committee is also responsible for administering our Related Party Transaction Policy, and reviewing and approving all such related party transactions. The Audit Committee held seven meetings during fiscal year 2023.

Compensation Committee

The Compensation Committee currently consists of Mr. Schechter (Chairperson), Mr. Obus, Mr. Diradoorian, and Mr. Barbarosh. In the determination of the Board of Directors, each of Mr. Schechter, Mr. Diradoorian, Mr. Obus, and Mr. Barbarosh meets the current independence requirements of the SEC and Nasdaq applicable to members of the Compensation Committee. The function of the Compensation Committee is to review and set the compensation of the Company’s CEO and certain of the Company’s most highly compensated officers, including salary, bonuses and other cash incentive awards, and other forms of compensation, and to administer the Company’s stock plans and approve stock equity awards. The Compensation Committee held three meetings during fiscal year 2023.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee currently consists of Ms. Houde (Chairperson), Mr. Edwards and Mr. Obus, each of whom, in the determination of the Board of Directors, meets the current independence requirements of the SEC and NASDAQ applicable to members of the Nominating and Corporate Governance Committee. The functions of the Nominating and Corporate Governance Committee are to recommend qualified candidates for appointment and election as executive officers and directors of the Company, oversee the Company’s corporate governance policies, and lead the annual self-evaluation of the Board of Directors. The Nominating and Corporate Governance Committee held one meeting during fiscal year 2023.

The Nominating and Corporate Governance Committee will consider director nominees proposed by current directors, officers, employees, and stockholders. Any stockholder who wishes to recommend candidates for consideration by the Nominating and Corporate Governance Committee may do so by writing to the Secretary of the Company, and providing the candidate’s name, biographical data, and qualifications. Regarding the consideration of director candidates recommended by stockholders the Nominating and Corporate Governance Committee policy is to evaluate any such nominees based on the same criteria as all other director nominees. In selecting candidates for the Board of Directors, the Nominating and Corporate Governance Committee strives for a variety of experiences and backgrounds that add depth and breadth to the overall character of the Board of Directors. The Nominating and Corporate Governance Committee evaluates potential candidates using standards and qualifications, such as the candidates’ business experience, independence, diversity, skills, and expertise to collectively establish a number of areas of core competency of the Board of Directors, including business judgment, management and industry knowledge. Although the Nominating and Corporate Governance Committee does not have a formal policy on diversity, it believes that diversity is an important consideration in the composition of the Board of Directors, and it seeks to include Board members with diverse backgrounds and experiences. As required by Nasdaq rules, information regarding self-identified gender and demographic background statistics for the Board is set forth on Appendix A. Further criteria include the candidates’ integrity and values, as well as the willingness to devote sufficient time to attend meetings and participate effectively on the Board of Directors and its committees. In addition, pursuant to the Certificate of Designations, the holders of the Series A Preferred Stock currently have the right to nominate two nominees to the Board of Directors, which are Christopher Kiper and Nathaniel Calloway.

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale, and/or other disposition of our securities by our directors, officers, and employees, as well as their immediate family members and entities owned or controlled by them, and that is designed to promote compliance with insider trading laws, rules and regulations.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2023, none of the Company’s executive officers served on the Board of Directors of any entities whose directors or officers serve on the Committee. None of the Compensation Committee’s current members has at any time been an officer or employee of Lifecore. None of Lifecore’s executive officers currently serve, or in the past fiscal year have served, as members of the Board of Directors or compensation committee of any entity that has one or more of its executive officers serving on Lifecore’s Board of Directors or the Compensation Committee.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (“CD&A”) describes the philosophy, objectives and structure of our fiscal year 2023 executive compensation program. This CD&A is intended to be read in conjunction with the tables that immediately follow this section, which provide further historical compensation information.

The following executive officers constituted our Named Executive Officers (“NEO”):

Name	Position
James G. Hall	President and Chief Executive Officer
John D. Morberg	Executive Vice-President, Chief Financial Officer and Secretary
Albert D. Bolles, Ph.D.	Former President and CEO

Fiscal year 2023 was a transition year for Lifecore as the food assets of Curation Foods were sold, the Company was transformed into a life sciences company and the name changed from Landec to Lifecore Biomedical, leadership was moved from California to the Lifecore entity in Chaska, Minnesota, and Mr. Hall became CEO to succeed Dr. Bolles. On August 10, 2022, Dr. Bolles resigned as the Company’s Chief Executive Officer and as a director of the Board, effective immediately, to transition to serve as President of Curation Foods. As described further below, Dr. Bolles and the Company entered into a Transition and Separation Agreement providing for Dr. Bolles’ separation from the Company. On August 10, 2022, the Board appointed Mr. Hall as the Company’s Chief Executive Officer and as a director of the Board, succeeding Dr. Bolles.

CD&A Reference Guide

Executive Summary	Section I
Compensation Philosophy and Objectives	Section II
Establishing Executive Compensation	Section III
Compensation Competitive Analysis	Section IV
Elements of Compensation	Section V
Additional Compensation Practices and Policies	Section VI

I.     Executive Summary

Strategy

Our goal remains to deliver value to all stockholders by maximizing profitable growth, while simultaneously respecting and preserving the planet for future generations. To this end, we will continue to focus on activities that advance profitable growth, operational excellence, consumer and customer driven innovations, sustainability, and exceptional care of all people.

Lifecore

Lifecore is an FDA-registered and EU-certified CDMO business, which is focused on product development and manufacturing of sterile injectable products. Lifecore seeks to expand its presence in the CDMO marketplace by partnering with biopharmaceutical and biotechnology companies to bring their unique therapies to market. Lifecore’s goal of continuing success is based on the execution of its three strategic priorities:

1) Managing Business Development Pipeline: Accelerating product development activities for small and large biopharmaceutical and biotechnology companies in various stages of the product lifecycle, spanning from the clinical development stage to commercialization, which aligns with the business’ overall product development strategy.

2) Maximizing Capacity: Meeting customer demand by maximizing capacity in the syringe and vial multi-purpose filler production line to significantly increase the number of products produced.

3) Advancing Product Commercialization: Continuing to seek out opportunities to advance customers’ late-stage product development activities by supporting their clinical programs and commercial process scale-up activities.

Curation Foods

Curation Foods was the Company’s natural food business. In fiscal year 2023 the Company completed its stockholder value creation program, Project SWIFT, which aimed to simplify the business, and right size the organization. As part of Project SWIFT, the leadership of the Company was moved to Chaska, Minnesota from California, the CEO role was transitioned from Dr. Bolles to Mr. Hall during the first fiscal quarter, and the Company’s name was changed from Landec to Lifecore Biomedical.

•Short-term Incentive Compensation Program

Our short-term incentive program is designed to focus our executives on the achievement of annual objectives which we believe will drive the delivery of enhanced stockholder value over the long term. The Lifecore fiscal year 2023 annual cash incentive award was based on Lifecore exceeding minimum Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) of $33.413 million. Upon achieving this adjusted EBITDA bonus funding gate, then 75% of the bonus was based on adjusted EBITDA (goal was $38.805 million), and 25% on Lifecore revenue level (goal was $128.1 million.). No cash bonuses were earned or paid in fiscal year 2023 because adjusted EBITDA did not meet the threshold of $33.413 million. Dr. Bolles at Curation Foods was not eligible for a short-term incentive cash bonus in fiscal year 2023 because his transition was expected as part of the planned transformation of the Company from Landec to Lifecore.

•Continued Strong Stockholder Support for Our Pay Program

At the 2022 Annual Meeting of Stockholders, once again, we received strong support for our say-on-pay proposal (over 93.5%). Our Compensation Committee believes this reflects stockholders’ support for our pay-for-performance philosophy and practice.

•Components of Our Compensation Program

The Compensation Committee oversees our executive compensation program, which includes several compensation elements that have each been tailored to reward specific aspects of overall Lifecore and business line performance that the Board believes are central to delivering long-term stockholder value.

Base Salary
Base salaries are set to be competitive to the marketplace. Base salaries are not automatically adjusted annually but instead are adjusted when the Compensation Committee judges that a change is warranted due to changes in an executive officer’s responsibilities, demonstrated performance or relevant market data.

Short-Term Incentives
Funding of the fiscal year 2023 annual cash incentive pool at target was based 75% on adjusted EBITDA and 25% on revenue, but only if Lifecore achieved Adjusted EBITDA $33.413 million. The maximum payout was 200% of their target bonus for all plan participants.

Long-Term Incentives
Long-term equity awards provide an incentive to executives to increase long-term stockholder value, while also providing a retention vehicle for our executives. The Compensation Committee used an approximate mix of 30% Restricted Stock Units (“RSUs”) and 70% options for NEO's to promote the options inherent requirement to increase stock price to realize value while providing some retention in the form of three-year cliff vesting RSUs.

Compensation Governance Practices

Our pay-for-performance philosophy and compensation governance practices provide an appropriate framework for our executives to achieve our financial and strategic goals without encouraging them to take excessive risks in their business decisions. Some of our practices include:

Best Practices We Employ
Long-term focus. The majority of our executive compensation is tied to long-term performance.
Equity Ownership Guidelines. We have robust equity ownership guidelines of 5x salary for our CEO and 3x salary for other executive officers.
Equity Holding Requirements. We have implemented holding requirements for executives wherein each executive must retain at least 50% of equity granted until minimum share ownership requirements are achieved.

Clawback Policy. We have implemented a recoupment, or “clawback” policy, to recover incentive compensation in the event of certain restatements of the financial results of the Company. Effective October 2, 2023, we enhanced our compensation recoupment policy to comply with Section 10D of the Exchange Act and Rule 10-D promulgated thereunder, as well as Nasdaq listing rules.

No Excessive Benefits. We offer limited perquisites and other benefits to our executive officers.
No Section 280G Gross-ups. None of our executive officers are entitled to an excise tax gross-up of the payments received in connection with a change in control.
Director Independence. The Compensation Committee is made up entirely of independent directors.
Independent Compensation Consultant. The Compensation Committee retains an independent compensation consultant to advise on our executive compensation programs and practices.

Say on Pay Voting Results

At the 2022 Annual Meeting of Stockholders, our say-on-pay proposal received strong support, garnering support from over 93.5% of votes cast. The Compensation Committee believes this reflects stockholder support for our past executive compensation philosophy, policies, and programs.

II.     Compensation Philosophy and Objectives

Lifecore’s compensation program is intended to meet three principal objectives:

1)attract, retain and reward officers and other key employees;
2)motivate these individuals to achieve the Company’s short-term and long-term strategic goals; and
3)align the interests of our executives with those of our stockholders.

The compensation program is designed to balance an executive’s achievements in managing the day-to-day business and addressing shorter-term challenges facing the Company and its subsidiaries, such as competitive pressures, or regulatory delays, with incentives to achieve our long-term goal of increasing profitability in our biomaterials businesses by creating innovative products and efficient manufacturing processes.

Other considerations for assessing the amount of salary, short-term incentive, and long-term incentive compensation include Lifecore’s business objectives, its fiduciary and corporate responsibilities (including internal equity considerations and affordability), competitive practices and trends and regulatory requirements.
III.     Establishing Executive Compensation

Lifecore Biomedical’s executive compensation program is overseen and administered by the Compensation Committee, which is comprised entirely of independent directors as determined in accordance with applicable Nasdaq and SEC rules. The Compensation Committee operates under a written charter adopted by our Board of Directors. A copy of the Compensation Committee’s charter is available at www.lifecore.com.

In determining the elements of compensation that are used to implement Lifecore’s overall compensation policies, the Compensation Committee takes into consideration a number of objective factors related to Lifecore’s performance, such as, EBITDA, revenue, cash flow and operational performance, as well as the competitive practices in the compensation peer group. The Compensation Committee evaluates the Company’s financial and strategic performance in the context of determining compensation as well as the individual performance, succession plans and importance to our future success of each executive officer.

The Compensation Committee meets regularly to review overall executive compensation. The Compensation Committee also meets with Lifecore’s CEO and other executives to obtain recommendations with respect to Company compensation programs, practices and packages for executives and other employees. The CEO makes recommendations to the Compensation Committee on the base salary, annual cash incentive targets and equity compensation for the executive team and other employees, but not for herself or himself. The Compensation Committee has the ultimate responsibility for determining executive compensation.
Role of the Compensation Consultant

The Compensation Committee retained Frederic W. Cook & Co (“FW Cook”) to provide consulting services in fiscal year 2023, including advice on the compensation philosophy, incentive plan designs, executive compensation analysis, and CD&A disclosure, among other compensation topics. FW Cook provides no services to the Company other than consulting services provided to the Compensation Committee.

The Compensation Committee has conducted a specific review of its relationship with FW Cook and determined that FW Cook’s work for the Compensation Committee does not raise any conflicts of interest. FW Cook’s work has conformed to the independence factors and guidance provided by the Dodd-Frank Act, the SEC and Nasdaq.

IV.     Compensation Competitive Analysis
Our Compensation Committee uses peer group information to provide context for its compensation decision-making for our executive officers. The Compensation Committee reset the peer group before making fiscal year 2023 compensation decision so that the peers reflected the Lifecore business and its market for both life sciences executive talent and for investment.
Fiscal Year 2023 Peers and Philosophy
Peer group data is gathered with respect to base salary, bonus targets and equity awards (including stock options, performance shares, restricted stock and long-term, and any cash-based long-term awards). To assist in determining compensation for fiscal year 2023, FW Cook helped the Compensation Committee to identify companies similar to Lifecore with respect to life sciences sector, market capitalization and revenue to provide a broad perspective on competitive pay levels and practices. This determination of the peer group companies occurred in late fiscal year 2022 to prepare for fiscal year 2023 decision-making. Peer companies generally fell into the following parameters:

•Sector: Contract development and manufacturing organizations, contract research organizations, medical technology and device, commercial drug development or pharma, and healthcare.
•Revenue: Revenue up to $300 million.
•Market Capitalization: up to $1.1 billion in the prior fiscal year, which was up to a little less than 4x Lifecore’s market capitalization when work occurred.
Using these criteria, the Compensation Committee determined that the following 19 companies comprised the Company’s 2023 peer group. At the time the Compensation Committee set the fiscal year 2023 peer group, Lifecore’s market capitalization was approximately $280 million as compared to the median market capitalization of the peer group companies of approximately $160:

ANI Pharma	OraSure Tech
Anika Thera	Orgenesis
Artivion	ProPhase Labs
Avid Bioservices	Retractable Tech
Cerus	Sharps Compliance
ChromaDex	Sientra
Harvard Bioscience	Societal CDMO
iBio	Standard Bio Tools
Infu System	Surmodics
Inotiv
The Compensation Committee does not benchmark compensation to a particular level, but rather uses competitive market data as a reference point among several when determining appropriate pay levels. On an overall basis, Lifecore’s goal is to target total compensation for executive officers at a level that is near the 50th percentile within the 2023 peer group, but other considerations include each executive’s particular experience, unique and critical skills, scope of responsibilities, proven performance, succession management and retention considerations, and the need to recruit new executives. The Compensation Committee analyzes base pay, target cash compensation and target total direct compensation within this broader context.
The CEO’s salary, target cash compensation, equity award value, and total compensation during fiscal year 2023 was set below the median of the fiscal year 2023 peers upon promotion of Mr. Hall to the CEO role.
V.     Elements of Compensation
As outlined above, there are three major elements that comprise Lifecore’s executive compensation program: (i) base salary; (ii) annual cash incentive opportunities; and (iii) long-term incentives, which for fiscal year 2023, were in the form of stock options and restricted stock units.
Further, for Dr. Bolles, severance was provided upon his termination consistent with the terms of his employment agreement.

Base Salaries
The base salaries of executive officers are set at levels intended to be competitive with those companies in our peer group with which we compete for executive talent. All were either at or slightly below the median and increases were set at or below the market rate, except where a market shortfall was detected or for a high performing employee critical to future success. In determining base salary, the Compensation Committee also considers factors such as:

•job performance
•skill set
•prior experience
•the executive’s time in his or her position with Lifecore
•internal consistency regarding pay levels for similar positions or skill levels within the Company
•location of the position
•whether the role was corporate or divisional
•external pressures to attract and retain talent and
•market conditions generally
Mr. Hall’s salary in fiscal year 2023 was increased to reflect his promotion from the head of the Lifecore division to CEO of Lifecore after the majority of the Company’s food assets were divested. In fiscal years 2023 and 2022, annual base salaries for our named executive officers were as follows:

Name	FY 2023	FY 2022	% Change
James G. Hall	$500,000	$344,844	45%
John D. Morberg	$448,050	$422,300	6%
Albert D. Bolles, Ph. D.	$657,758	$657,758	—%

Annual Cash Incentive Award Plan
Lifecore maintains an annual cash incentive award plan (the “Cash Incentive Award Plan”) for senior executives to encourage and reward achievement of Lifecore’s business goals and to assist Lifecore in attracting and retaining executives by offering an opportunity to earn a competitive level of compensation. This plan is consistent with our overall pay-for-performance philosophy and our goal of attracting and retaining top level executive officers in the industry.
In keeping with our pay for performance philosophy, a portion of our executives’ annual compensation is “at risk” compensation. This has resulted in most of our Named Executive Officers not receiving any annual cash incentive award or only a portion of their targeted award in recent years.
Award targets are set as a percentage of base salary. Incentive award targets and ranges are typically set early in each fiscal year, together with performance goals. The overall corporate and business unit objectives are intended to be challenging but achievable. Such objectives are based on actual performance compared to predetermined financial performance targets, which are weighted depending upon whether the employee is a member of a business unit or the corporate staff. Incentive award targets and criteria for executive officers are subject to approval by the Compensation Committee.
Fiscal Year 2023 Cash Incentive Award Plan
The Cash Incentive Award Plan for fiscal year 2023 included financial objectives for Lifecore. The financial objectives used were Adjusted EBITDA (weighted 75%) and Revenue (weighted 25%). The goals were based on the internal operating plan approved by the Board of Directors for fiscal year 2023. Adjusted EBITDA was used as the primary metric because it requires both top line revenue and cost control which are viewed as inputs for creating stockholder value, while revenue was added as a lesser measure in fiscal year 2023 to reflect an incentive to grow Lifecore’s business as part of the transition. The focus on Adjusted EBITDA was further reinforced with a requirement to achieve threshold.
For fiscal year 2023, the target annual cash incentive award was 100% of base salary for Mr. Hall and 60% of base salary for Mr. Morberg, while Mr. Bolles was not provided a fiscal year 2023 cash incentive opportunity due to the previously described transition in the Chief Executive Officer role position.

Performance Goals
In fiscal year 2023, performance measures were broken into two categories:

Lifecore: Adjusted EBITDA of $38.805 million with Adjusted EBITDA performance weighted 75% and revenue goal of $128.1 million, with revenue performance weighted 25%. Adjusted EBITDA is defined as EBITDA, excluding restructuring charges, other non-recurring charges, and management fees, and including the cost of bonuses.

75% Weighting EBITDA Portion of Bonus				+	25% Weighting Revenue Portion of Bonus
($000s)		% of	% EBITDA		($000s)		% of	% Revenue
	FY23	EBITDA	Target			FY23	Revenue	Target
	EBITDA	Goal	Earned			Revenue	Goal	Earned
Cap	$50,447	130%	175%		Cap	$147,315	115%	115%
Goal	$38,805	100%	100%		Goal	$128,100	100%	100%
Threshold	$33,413	86%	—%		Threshold	$115,290	90%	90%
Interpolation used if performance is between points shown.
EBITDA threshold must be met for any bonus to be earned.

Fiscal Year 2023 Earned Annual Cash Incentives

No bonus would be earned if Adjusted EBITDA was below the threshold of $33.413 million under the fiscal year 2023 Plan, and actual Adjusted EBITDA was $7.24 million for fiscal 2023. As a result of falling short of the Plan threshold, the Company did not pay any performance bonus to Mr. Hall or to Mr. Morberg for fiscal 2023. Based on the metrics and actual performance described above, the Named Executive Officers’ target annual incentive awards and actual amounts earned for fiscal year 2023 were as follows:

Name	Target as % of Base Salary	Target ($)	Actual 2023 Cash Award ($)
James G. Hall	100%	$500,000	—
John D. Morberg	60%	$268,830	—

Long-Term Incentive Compensation
Lifecore provides long-term incentive compensation through equity-based, and awards intended to align the interests of officers with those of the stockholders by creating an incentive for officers to maximize long-term stockholder value. At the same time, our long-term awards are designed to encourage officers to remain employed with Lifecore despite a competitive labor market in our industry.
Award Types
Awards to eligible employees, including Named Executive Officers, are generally made on an annual basis. Equity-based awards historically have taken the form of stock options and RSUs. The RSUs to ensure retention through short-term market volatility typically vest on the third anniversary of the grant date. Stock option awards provide that one-third vests on the first anniversary of the grant date and then 1/36th of the remaining unvested amount vests each month thereafter.

Lifecore grants stock options because they can be an effective tool for meeting Lifecore’s goal of increasing long-term stockholder value. Employees are able to profit from stock options only if Lifecore’s stock price increases in value over the stock option’s exercise price. Lifecore also granted RSUs to ensure retention through short-term market volatility, while still maintaining the link to shareholder value. Fewer RSUs are needed to provide the same retention and incentive value as a stock option and the Company’s internal view during fiscal 2023 was that one RSU was equivalent to two stock options, which was based generally on the Black-Scholes value of options.
In fiscal year 2023, the Compensation Committee utilized stock options and restricted stock units for the Named Executive Officers because they are a simple way to ensure that executives realize a reward in the event that stockholders experience stock price appreciation and for retention.
Equity Grants in Fiscal Year 2023
In general, long-term incentive awards granted to each executive officer are determined based on a number of qualitative factors, considered holistically, including an analysis of competitive market data, the officer’s degree of responsibility, general level of performance, ability to affect future Company performance, salary level, promotion to CEO (in the case of Mr. Hall) and recent noteworthy achievements, as well as prior years’ awards. Further, the awards to the two ongoing Lifecore NEOs, Mr. Hall and Mr. Morberg, were made in two parts with the first award reflecting their responsibility prior to Lifecore becoming the primary company and the second award reflecting the Company’s change from Landec to Lifecore. Dr. Bolles was not provided an equity award in fiscal 2023. Awards to Mr. Hall and Morberg were primarily options as shown in the table below:

Equity		Grant		Conversion	Option-	Implied
Type	Name	Date	Shares	to Options (1)	Equivalents	Equity Mix
Options	Hall	7/14/2022	60,000	1	60,000	70% Options
	Hall	8/11/2022	150,000	1	150,000

RSUs	Hall	8/11/2022	45,000	2	90,000	30% RSUs

			Total Option-Equivalents		300,000

Options	Morberg	7/14/2022	50,000	1	50,000	63% Options
	Morberg	8/11/2022	13,000	1	13,000

RSUs	Morberg	7/14/2022	5,123	2	10,246	37% RSUs
	Morberg	8/11/2022	13,500	2	27,000

			Total Option-Equivalents		100,246
(1)	The Company's view was that 1 RSU was equivalent to 2 options

In total, the number of stock option and RSUs awarded to Messrs. Hall and Morberg was as follows:

Name	Stock Options (#)	RSUs (#)
James G. Hall	210,000	45,000
John D. Morberg	63,000	18,623

VI.     Additional Compensation Policies and Practices
Clawback Policy
In May 2014, the Board of Directors adopted an executive compensation clawback policy, which provides for recoupment of executive incentive compensation in the event of certain restatements of the financial results of the Company. Under the policy, in the event of a substantial restatement of the Company’s financial results due to material noncompliance with financial reporting requirements, if the Board of Directors determines in good faith that any portion of a current or former executive officer’s incentive compensation was paid as a result of such noncompliance, then the Company may recover that portion of such compensation that was based on the erroneous financial data. In determining whether to seek recovery of compensation, the Board of Directors or the Compensation Committee may take into account any considerations it deems appropriate, including whether the assertion of a claim may violate applicable law or adversely impact the interests of the Company in any related proceeding or investigation, the extent to which the executive officer was responsible for the error that resulted in the restatement, and the cost and likely outcome of any potential litigation in connection with the Company’s attempts to recoup such compensation. The Board of Directors and the Compensation Committee is considering the application of the May 2014 executive compensation clawback policy in light of the previously disclosed restatements of the Company’s financial statements as of and for the fiscal years ended May 29, 2022 and May 30, 2021, as well as other periods.

On November 30, 2023, the Board of Directors adopted a compensation recoupment policy with an effective date of October 2, 2023, in order to comply with Nasdaq Listing Rules and Rule 10D-1 promulgated under the Exchange Act. The policy will be administered by the Compensation Committee of the Board consisting solely of directors that are “independent” under rules of the Nasdaq Stock Market or, in the absence of such committee, the independent directors serving on the Board of Directors (acting by a majority). The policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers (each, a “Covered Officer”) of the Company in the event of any required accounting restatement of the financial statements of the Company due to the material noncompliance of the Company with any financial reporting requirement under the applicable U.S. federal securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Under the policy Company must recoup from the Covered Officer erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare such accounting restatement, as well as any required transition period resulting from a change in the Company’s fiscal year.

Transactions in Company Securities

Our insider trading policy prohibits our directors, officers, and employees from engaging in certain speculative or hedging transactions in our securities, such as puts, calls, collars, swaps, forward sale contracts, and other derivative securities transactions involving the Company’s equity securities, on an exchange or in any other organized market.

Executive Stock Ownership Requirements

To promote a focus on long-term growth and to align the interests of the Company’s officers with those of its stockholder, the Board of Directors has adopted stock ownership guidelines requiring certain minimum ownership levels of Common Stock, based on position:

Position	Requirement
CEO	5x base salary
Other executive officers	3x base salary

For purposes of the guidelines, the value of a share of Common Stock, outstanding options, and/or unvested RSUs is measured as the greater of (i) the then current market price or (ii) the closing price of a share of Common Stock on the date when the stock was acquired.
Newly appointed executive officers have five years from the date they are appointed or promoted to meet these guidelines. In the event of an increase in base salary, the executive officer will have two years from the date of the increase to acquire any additional shares or RSUs needed to meet the guidelines. Until the required ownership level is reached, executive officers are required to retain 50% of net shares acquired upon any future vesting of RSUs and/or exercise of stock options, after deducting shares used to pay any applicable taxes and/or exercise price. All named executive officers of the Company were in compliance with these guidelines as of May 28, 2023.

Re-location Bonus for Chief Financial Officer Mr. Morberg

Mr. Morberg was hired to be the Chief Financial Officer of Landec in 2021. Mr. Morberg and Landec were based in California from the time of hire until fiscal 2023. In fiscal 2023 Mr. Morberg re-located from California to the Company’s new headquarters in Minnesota following the transition from Landec to Lifecore. The Compensation Committee determined to provide Mr. Morberg with re-location assistance for $60,000 to cover expenses for moving, temporary housing, and related travel.

Employment Agreements with Current Executive Officers

We do not have any employment agreement with James G. Hall, who serves as our President and Chief Executive Officer. However, Mr. Hall is a participant in our Executive Change in Control Severance Plan described below under “Executive Compensation and Related Information – Potential Payments upon Termination or Change in Control.”

On January 18, 2021, the Company entered into an executive employment agreement with John D. Morberg, the Company’s Chief Financial Officer, setting forth the terms of his employment (the “Morberg Agreement”). The Morberg Agreement provides that Mr. Morberg will be paid a minimum annual base salary of $448,050, and he will participate in the Company’s annual Cash Incentive Award Plan with a minimum target bonus equal to 60% of his annual base salary (pro-rated for any partial year of service). Mr. Morberg is also eligible to receive reimbursement of certain relocation expenses, as well as future grants of equity-based awards at such times and in such amounts as determined by the Compensation Committee. In connection with his appointment, and pursuant to the terms of the Morberg Agreement, Mr. Morberg also was granted equity awards in the form of a stock option award and an RSU award, each of which was granted on January 18, 2021, pursuant to the Company’s 2019 Stock Incentive Plan. The stock option provides Mr. Morberg with the option to purchase 100,000 shares of the Company’s common stock, exercisable (i) with respect to one-third of the shares underlying the option on January 18, 2022, and (ii) with respect to the remaining shares, in 1/36th installments on each monthly anniversary thereafter, in each case subject to Mr. Morberg’s continued employment through the applicable vesting date. The RSU award provides for the issuance of

17,500 shares of the Company’s common stock upon vesting, such vesting to occur in full on January 18, 2024, subject to his continued employment through such date.

In the event that Mr. Morberg’s employment is terminated by the Company without “cause” or by Mr. Morberg for “good reason” in either case, Mr. Morberg will be eligible to receive the following payments and benefits: a cash amount equal to Mr. Morberg’s then-current annual base salary, to be paid in substantially equal installments over the 12-month period following the termination date; a cash payment equal to Mr. Morberg’s pro-rated target cash performance bonus for the year in which the termination occurs; Company-subsidized COBRA premium payments for Mr. Morberg and his covered dependents for up to the maximum period permitted under COBRA; and partial accelerated vesting of all outstanding Company equity awards that would have vested over the one-year period following the termination date (or, if either such termination occurs on or within two years following a “change in control,” full accelerated vesting of all outstanding Company equity awards, with performance-based awards vesting at target performance values, unless otherwise specified in the applicable award agreement). Mr. Morberg’s right to receive the severance payments and benefits described above is subject to his delivery and, as applicable, non-revocation of a general release of claims in our favor. Mr. Morberg is not a participant in our Executive Change in Control Severance Plan described below.

As part of the Employment Agreement, Mr. Morberg agreed not to solicit employees or consultants of the Company during his employment and for a period of two years following his termination.
Transition and Separation Agreement with Former Chief Executive Officer
Dr. Albert D. Bolles served as our President and Chief Executive Officer from May 2019 until August 10, 2022, when the Board appointed Mr. Hall as our President and Chief Executive Officer to succeed Dr. Bolles.

In connection with this succession plan, on August 10, 2022, Dr. Bolles and the Company entered into a Transition and Separation Agreement (the “Separation Agreement”). In accordance with the Separation Agreement, Dr. Bolles resigned as our Chief Executive Officer and as a director of the Board on August 10, 2022 and began employment as President of Curation Foods on an at-will basis for a period ending the earlier of the sale of all or substantially all of the Company’s avocado and guacamole business and Dr. Bolles’s termination of employment for any reason (such earlier date, the “Separation Date”). The Separation Date occurred on February 10, 2023, with the sale of the Company’s avocado and guacamole business.

Under the Separation Agreement, Dr. Bolles continued to receive an annual base salary in the amount of $657,758 and continued vesting of Company equity awards that vest based on the passage of time until the Separation Date. The performance restricted stock unit award held by Dr. Bolles as of the Separation Date was forfeited without consideration.

Dr. Bolles was not eligible to participate in the Company’s annual cash bonus plan for fiscal year 2023. However, for purposes of determining any severance benefits under the Separation Agreement, his target bonus was equal to 100% of his base salary.

Additionally, pursuant to the terms of the Separation Agreement, subject to Dr. Bolles’s execution and non-revocation of a general release of claims, continued service through the Separation Date and continued compliance with certain covenants set forth in the Separation Agreement and his employment agreement with the Company, the Company agreed to provide Dr. Bolles with the payments and benefits applicable to a termination by the Company without cause following a change in control as described in his employment agreement dated effective as of July 23, 2020 and amended effective as of May 19, 2022.

Under the employment agreement with Dr. Bolles, in the event of the termination of the employment of Dr. Bolles without cause following a change in control, Dr. Bolles would receive a cash payment equal to 100% of the sum of (i) Dr. Bolles’ then-current annual base salary, plus (ii) his target cash performance bonus for the year in which the termination occurs, to be paid in substantially equal installments over the 18-month period following the termination date. Additionally, Dr. Bolles would be entitled to a cash payment equal to his target bonus, pro-rated by the number of days elapsed in the fiscal year, payable in a lump sum. The Company would also be obligated to pay the monthly premiums for continuing COBRA for Dr. Bolles and his covered dependents for up to the maximum period permitted under COBRA. All of the outstanding Company equity awards (other than the performance restricted stock unit award described in the Separation Agreement) would be immediately vested in full as of the date of termination.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis for fiscal year 2023. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors, and the Board of Directors has approved, that the Compensation Discussion and Analysis be included in Lifecore’s Proxy Statement for its 2023 Annual Meeting of Stockholders and incorporated into our Annual Report on Form 10-K for the fiscal year ended May 28, 2023.
This report is submitted by the Compensation Committee:
Joshua E. Schechter (Chairperson)
Nelson Obus
Raymond Diradoorian
Craig A. Barbarosh

The foregoing report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that Lifecore specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

Summary Compensation

The following table shows, for (i) James G. Hall, who served as our Chief Executive Officer during a portion of fiscal year 2023 beginning August 10, 2022, (ii) John D. Morberg, who served our Chief Financial Officer in fiscal years 2023 and 2022 and the portion of fiscal year 2021 beginning January 18, 2021, and (iii) Albert D. Bolles who served as our President and Chief Executive Officer during a portion of fiscal year 2023 until his resignation on August 10, 2022 (together referred to as our “Named Executive Officers” or “NEOs”), information concerning compensation earned for services in all capacities during the years indicated.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
James G. Hall	2023	$485,435	$—	$508,950	$731,661	$—	$38,167	$1,764,213
President and Chief Executive Officer	2022	$379,972	$—	$—	$201,462	$294,873	$36,721	$913,028
	2021	$365,373	$—	$33,578	$120,923	$315,589	$25,294	$860,757

John D. Morberg	2023	$433,359	$—	$202,685	$203,594	$—	$87,457	$927,096
Executive Vice President, Chief Financial Officer, and Secretary	2022	$420,881	$—	$—	$174,600	$—	$22,550	$618,031
	2021	$141,923	$85,416	$189,525	$266,884	$—	$4,330	$688,078

Albert D. Bolles	2023	$538,856	$—	$—	$—	$—	$802,582	1,341,438
Former President and Chief Executive Officer	2022	$655,547	$—	$—	$268,616	$—	$32,647	$956,810
	2021	$633,592	$319,300	$141,840	$—	$—	$36,567	$1,131,299

(1)The amounts shown were discretionary bonuses.

(2)Reflects the aggregate grant date fair value of restricted stock unit awards and the grant date fair value of option awards in the respective fiscal year, as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation using the assumptions discussed in Note 5, “Stock-based Compensation and Stockholders’ Equity,” in the notes to financial statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value or gain that will be realized by our Named Executive Officers relating to these awards. The amount of value realized by our executives may be significantly different than this figure depending on our future stock price performance.

(3)The amounts shown for each of the years reflect the annual cash incentive earned for the year noted.

(4)Includes the following amounts for fiscal year 2023:

Name	Company-Paid Life Insurance	401k Match	Company-Paid Long Term Disability Insurance	Executive Medical	Severance Benefits	Relocation Allowance	Total
Mr. Hall	$720	$10,429	$4,314	$22,704	$—	$—	$38,167
Mr. Morberg	$930	$15,186	$313	$11,028	$—	$60,000	$87,457
Dr. Bolles	$810	$11,400	$—	$15,327	$775,045	$—	$802,582

For a description of the severance benefits to Dr. Bolles in fiscal year 2023, see “Compensation Discussion & Analysis - Transition and Separation Agreement with Former Chief Executive Officer.”

Grants of Plan-Based Awards

The following table shows all plan-based awards granted to the Named Executive Officers during fiscal year 2023. The option awards and the unvested portion of the stock awards identified in the table below are also reported in the “Outstanding Equity Awards at Fiscal Year 2023 Year-End” table on the following page.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
	Grant	Threshold	Target	Maximum						-2
Name	Date	($)	($)	($)
James G. Hall	7/14/2022	—	500,000	1,000,000	—		—		—	—
	7/14/2022						60,000	(4)	9.76	187,746
	8/11/2022				—		150,000	(4)	11.31	543,915
	8/11/2022				45,000	(3)				508,950

John D. Morberg	7/14/2022	—	268,830	537,660	—		—		—	—
	7/14/2022						50,000	(4)	9.76	156,455
	7/14/2022				5,123	(3)				50,000
	8/11/2022						13,000	(4)	11.31	47,139
	8/11/2022				13,500	(3)				152,685

Albert D. Bolles		—	—	—	—		—		—	—

(1)Amounts shown are estimated payouts for fiscal year 2023 to the NEOs under the 2023 Cash Incentive Award Plan. The target amount is based on a percentage of the individual’s fiscal year 2023 base salary.

(2)The value of an option award is based on the fair value as of the grant date of such award determined pursuant to ASC 718. The assumptions used to calculate the value of stock option awards are set forth under Note 1 and Note 5 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Regardless of the value placed on a stock option on the grant date, the actual value of the option will depend on the market value of the Common Stock at such date in the future when the option is exercised.

(3)RSU awards provide 100% vesting on the third anniversary of the grant date, subject to continued employment.

(4)Stock option awards provide that 12/36th vests on the first annual anniversary of the grant date and 1/36th vests on each monthly anniversary thereafter; therefore, all options are fully vested three years after the date of grant and have a seven-year term, subject to continued employment.

Outstanding Equity Awards at Fiscal Year End

The following table shows all outstanding equity awards held by the Named Executive Officers at the end of fiscal year 2023.

Outstanding Equity Awards at Fiscal Year 2023 Year End

		Option Awards				Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares Or Units of Stock That Have Not Vested
			(#) (1)	($)	Date	(#) (2)	($) (3)
James G. Hall	8/11/2022	—	150,000	11.31	8/11/2029	45,000	357,300
	7/14/2022	—	60,000	9.76	7/14/2029	—	—
	7/27/2021	45,687	29,313	12.14	7/27/2028	—	—
	7/23/2020	49,568	2,932	9.40	7/23/2027	—	—
	1/7/2020	100,000	—	10.12	1/7/2027	—	—
	7/25/2018	16,875	—	14.35	7/25/2025	—	—
	6/1/2017	75,000	—	14.00	6/1/2024	—	—

John D. Morberg	8/11/2022	—	13,000	11.31	8/11/2029	13,500	107,190
	7/14/2022	—	50,000	9.76	7/14/2029	5,123	40,677
	7/27/2021	39,595	25,405	12.14	7/27/2028	—	—
	1/18/2021	77,666	22,334	10.83	1/18/2028	17,500	138,950

Albert D. Bolles	7/27/2021	100,000	—	12.14	2/10/2025	—	—
	5/27/2020	100,000	—	11.20	2/10/2025	—	—
	5/23/2019	162,000	—	9.35	2/10/2025	—	—

(1)Options granted in fiscal year 2020 or later vest one-third on the first anniversary of the grant date and then 1/36th per month thereafter.
(2)The RSUs vest on the third anniversary of the date of grant, subject to continued employment
(3)Value is based on the closing price of the Common Stock of $7.94 on May 26, 2023 (the last trading day of our fiscal year) as reported on the Nasdaq Global Select Market.

Option Exercises and Stock Vested

The following table shows all stock options exercised and the value realized upon exercise and the number of stock awards vested and the value realized upon vesting by the Named Executive Officers during fiscal year 2023.

Option Exercises and Stock Vested For Fiscal Year 2023

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
James G. Hall	—	—	10,000	104,200
John D. Morberg	—	—	—	—
Albert D. Bolles	—	—	—	—

(1) The value realized on vesting a stock award is determined by multiplying (a) the number of shares of Common Stock vesting by (b) the market price of our Common Stock on the vesting day.

The following table provides information as of May 28, 2023 regarding the number of shares of Common Stock that may be issued under our equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	2,711,115	$11.01	1,500,969
Equity compensation plans not approved by security holders	—	—	—
Total	2,711,115	11.01	1,500,969

(1) Consists of unvested restricted stock units and unexcercised stock options.

(2) Restricted stock units do not have an exercise price; therefore, this column only reflects the weighted-average exercise price of outstanding stock options.

Potential Payments upon Termination or Change in Control

The following describes the potential payments upon termination or change in control, based on the arrangements in effect as of May 28, 2023, the last day of our fiscal year 2023.

The Executive Change in Control Severance Plan (the “Severance Plan”), provides for the payment of cash severance and other benefits to participants in the event of a qualifying termination of employment in connection with a change in control. Mr. Hall is a participant in the Severance Plan. Mr. Morberg is not a participant in the Severance Plan.

Under the Severance Plan, in the event of a termination of Mr. Hall's employment by us without “cause” or by Mr. Hall for “good reason”, in either case, on or within two years following a “change in control”, Mr. Hall will be eligible to receive the following payments and benefits: a cash payment equal to the sum of 1.0 times (i) the then-current annual base salary, plus (ii) the target cash performance bonus for the year in which the termination occurs, to be paid in a lump sum within 60 days following termination; (iii) a cash payment equal to his pro-rated target cash performance bonus for the year in which the termination occurs; (iv) Company-subsidized COBRA premium payments for Mr. Hall and his covered dependents for up to 12 months; and (v) full accelerated vesting of all outstanding Company equity awards, with performance-based awards vesting at target performance values (unless otherwise specified in the applicable award agreement).

If Mr. Hall's employment with the Company had been terminated without cause or for good reason in connection with a change in control of the company on May 28, 2023, he would have received the benefits under the Severance Plan set forth below.

Name	Cash Severance (1)	Pro-rated Bonus for Year of Termination (2)	Accelerated Vesting of Options (3)	Accelerated Vesting of RSUs (4)	Post-Termination Health Insurance Premiums (5)	Total
James G. Hall	$500,000	1,000,000	$0	$357,300	$39,570	$1,296,870
(1)Reflects the potential payment for Mr. Hall based on 100% of his base salary.
(2)Pro-rated bonus for year of termination is the full target bonus, as well as an additional pro-rated target cash performance because the effective date of the table is the final day of the fiscal year.

(3)The value equals the positive difference, if any, between the option exercise price and the closing price of the Common Stock of $7.94 on May 26, 2023 (the last trading day of our fiscal year) as reported on the Nasdaq Global Select Market, multiplied by the number of options accelerated. For stock options out of the money (exercise price above stock price as of May 28, 2023), there is no value to the acceleration for those options.

(4)The value of accelerated lapse of restricted stock units is determined by multiplying the closing share price of $7.94 on May 28, 2023 (the last trading day of our fiscal year) as reported on the Nasdaq Global Select Market by the number of RSUs whose lapse of restrictions is accelerated.

(5)Twelve months of premiums that would have been paid under COBRA and the Armada Care plan.

If Mr. Hall’s employment with the Company had been terminated without cause or for good reason not in connection with a change of control of the Company, Lifecore would have no further obligations to Mr. Hall other than the obligation to pay to him any earned but unpaid base salary and to provide the other welfare plan or fringe benefits in accordance with the provisions of the applicable plan.

If Mr. Morberg is terminated without cause or if he terminates his employment for good reason (generally, any relocation of Mr. Morberg’s place of employment, reduction in salary, reduction in his target bonus amount or material reduction of his duties or authority), Mr. Morberg will receive a cash amount equal to Mr. Morberg’s then-current annual base salary, to be paid in substantially equal installments over the 12-month period following the termination date; a cash payment equal to Mr. Morberg’s pro-rated target cash performance bonus for the year in which the termination occurs; Company-subsidized COBRA premium payments for Mr. Morberg and his covered dependents for up to the maximum period permitted under COBRA; and partial accelerated vesting of all outstanding Company equity awards that would have vested over the one-year period following the termination date (or, if either such termination occurs on or within two years following a “change in control,” full accelerated vesting of all outstanding Company equity awards, with performance-based awards vesting at target performance values, unless otherwise specified in the applicable award agreement).

If Mr. Morberg’s employment with the Company had been terminated without cause or for good reason not in connection with a change of control of the Company on May 28, 2023, Mr. Morberg would have received the following severance benefits under the Morberg Agreement:

Name	Cash Severance (1)	Bonus Payment (2)	Accelerated Vesting of Options (3)	Accelerated Vesting of RSUs (4)	Post-Termination Health Insurance Premiums (5)	Total
John D. Morberg	$448,050	268,830	—	$228,575	$38,614	$968,620

(1)Reflects potential payments based on 100% of base salaries as of May 28, 2023.

(2)Reflects pro-rate portion of Mr. Morberg’s target bonus, with 100% earnout since full year completed

(3)The value equals the positive difference, if any, between the option exercise price and the closing price of the Common Stock of $7.94 on May 26, 2023 (the last trading day of our fiscal year) as reported on the Nasdaq Global Select Market, multiplied by the number of options accelerated. For stock options out of the money (exercise price above stock price as of May 28, 2023), there is no value to the acceleration for those options.

(4)The value of accelerated lapse of restricted stock units is determined by multiplying the closing share price of $7.94 on May 26, 2023 (the last trading day of our fiscal year) as reported on the Nasdaq Global Select Market by the number of RSUs whose lapse of restrictions is accelerated.

(5)The maximum amount of premiums that would have been paid under COBRA and the Armada Care plan.

If Mr. Morberg’s employment with the Company had been terminated without cause or for good reason in connection with a change of control of the Company on May 28, 2023, the last day of the 2023 fiscal year, Mr. Morberg would have received the following severance benefits under the Morberg Agreement:

Name	Cash Severance (1)	Bonus Payment (2)	Accelerated Vesting of Options (3)	Accelerated Vesting of RSUs (4)	Post-Termination Health Insurance Premiums (5)	Total
John D. Morberg	$448,050	268,830	—	$286,817	$38,614	$1,026,861

(1)Reflects potential payments based on 100% of base salaries as of May 28, 2023.

(2)Reflects pro-rate portion of Mr. Morberg’s target bonus, with 100% earnout since full year completed.

(3)The value equals the positive difference, if any, between the option exercise price and the closing price of the Common Stock of $7.94 on May 26, 2023 (the last trading day of our fiscal year) as reported on the Nasdaq Global Select Market, multiplied by the number of options accelerated. For stock options out of the money (exercise price above stock price as of May 28, 2023), there is no value to the acceleration for those options.

(4)The value of accelerated lapse of restricted stock units is determined by multiplying the closing share price of $7.94 on May 26, 2023 (the last trading day of our fiscal year) as reported on the Nasdaq Global Select Market by the number of RSUs whose lapse of restrictions is accelerated.

(5)Reflects the maximum amount of premiums that would have been paid under COBRA and the Armada Care plan.

Mr. Bolles’ employment was terminated on February 10, 2023, in accordance with the Separation Agreement and in accordance with the Separation Agreement, Mr. Bolles received payments and benefits as more fully described above under “Transition and Separation Agreement with Former President and Chief Executive Officer.”

CEO Pay Ratio

The following table sets forth the ratio of the total compensation of the Company’s CEO for fiscal year 2023, James G. Hall, to that of our median compensated employee for the fiscal year ended May 28, 2023.

CEO total annual compensation	$1,764,213
Median Employee total annual compensation	$70,239
Ratio of CEO to Median Employee total annual compensation	25:1

To determine the CEO’s total annual compensation, we used the amount reported in the 2023 “Total” column of our Summary Compensation Table included in this Proxy Statement. Lifecore has elected to identify its median employee every three years unless a significant change in employee population or employee compensation arrangements has occurred. In determining the median compensated employee, we used base salary and actual bonus as the consistently applied compensation metric to determine the median compensated employee. If this resulted in more than one individual at the median level, we assessed the grant date fair value of standard equity awards for these individuals and selected the employee with the median award value. We calculated annual total compensation for the median employee according to the methodology used to report the annual compensation of our Named Executive Officers in the Summary Compensation Table.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Principal Stockholders and Management
The following table sets forth the beneficial ownership of the Company’s Common Stock as of March 14, 2024 as to (i) each person who is known by the Company to beneficially own more than five percent of any class of the Company’s voting stock, (ii) each of the Company’s directors and nominee for director, (iii) each of the named executive officers named in the Summary Compensation Table of this proxy statement (the “Named Executive Officers”), and (iv) all directors and executive officers as a group. The business address of each director and executive officer named below is c/o Lifecore Biomedical, Inc., 3515 Lyman Blvd., Chaska, MN 55318.
The number of shares of Common Stock beneficially owned by each person or entity is determined in accordance with the applicable rules of the SEC and includes voting or investment power with respect to shares of our Common Stock. Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under community property laws.

	Shares Beneficially Owned
Name	Number of Shares of Common Stock (1)	Percent of Common Stock	Series A Preferred Stock Owned	Percent of Series A Preferred Stock	Combined Voting Power
5% Stockholder
Wynnefield Capital, Inc.	4,462,510	14.61%	3,496	8.39%	16.13%	(2)
Legion Partners Asset Management, LLC	2,950,227	9.66%	13,445	32.26%	15.95%	(3)
Cove Street Capital, LLC	1,946,194	6.37%	3,227	7.74%	7.77%	(4) (5)
22NW, LP	1,755,161	5.75%	16,134	38.71%	13.29%	(6)
Greenhaven Road Investment Management, LP	1,902,639	6.23%	—	—%	6.23%	(7)
325 Capital	—	—	5,378	12.90%	2.52%	(8)

Directors, Nominees and Named Executives
Craig A. Barbarosh	58,073	*	—	—	*
Nathaniel Calloway, Ph.D.	1,755,161	5.75%	16,134	38.71%	13.29%	(5)
Raymond Diradoorian	21,796	*	—	—	*
Jeffrey L. Edwards	31,485	*	—	—	*
Katrina L. Houde	41,724	*	—	—	*
Christopher Kiper	2,950,227	9.66%	13,445	32.26%	15.95%	(3)
Nelson Obus	4,481,538	14.67%	3,496	8.39%	16.13%	(2)
Joshua E. Schechter	41,485	*	—	—	*
James G. Hall	442,283	1.45%	—	—	*
John D. Morberg	202,977	*	—	—	*
Albert D. Bolles, Ph.D.	434,883	1.43%	—	—	*	(9)

All current directors and executive officers as a group (10 persons)	10,094,531	33.05%	33,075	79.36%	45.37%

* Less than 1%

(1)Includes the following number of shares that could be acquired within 60 days of March 14, 2024, upon the exercise of stock options or vesting of restricted stock units: Mr. Barbarosh 18,182 shares; Mr. Hall, 435,155 shares: Mr. Morberg, 196,174 shares; Dr. Bolles, 362,000 shares; and all current directors and executive officers as a group, 649,511 shares.

(2)This information is based on an Amendment No. 9 to Schedule D filed on January 12, 2023 by Wynnefield Partners Small Cap Value, L.P. I (“Wynnefield Partners I”), Wynnefield Partners Small Cap Value, L.P. (“Wynnefield Partners”), Wynnefield Small Cap Value Offshore Fund, Ltd. (“Wynnefield Offshore”), Wynnefield Capital, Inc. Profit Sharing Plan (“Wynnefield Plan”), Wynnefield Capital Management, LLC (“WCM”), Wynnefield Capital, Inc. (“WCI”) and Nelson Obus and Joshua H. Landes (collectively, the “Wynnefield Investors”) reporting as of January 9, 2023. According to the Schedule 13D/A, (i) Wynnefield Partners I has sole voting and sole dispositive power over 2,195,710 shares of the Company’s Common Stock (including 222,857 shares issuable upon conversion of the Convertible Preferred Stock); (ii) Wynnefield Partners has sole voting and sole dispositive power over 1,382,436 shares of the Company’s Common Stock (including 148,571 shares issuable upon conversion of the Convertible Preferred Stock); (iii) Wynnefield Offshore has sole voting and sole dispositive power over 929,822 shares of the Company’s Common Stock (including 92,857 shares issuable upon conversion of the Convertible Preferred Stock); (iv) Wynnefield Plan has sole voting and sole dispositive power over 367,350 shares of the Company’s Common Stock; (v) WCM has sole voting and sole dispositive power over 3,578,146 shares of the Company’s Common Stock (including 371,428 shares issuable upon conversion of the Convertible Preferred Stock); (vi) WCI has sole voting and sole dispositive power over 929,822 shares of the Company’s Common Stock (including 92,857 shares issuable upon conversion of the Convertible Preferred Stock); (vii) Nelson Obus has shared voting and shared dispositive power over 4,926,795 shares of the Company’s Common Stock (including 464,285 shares issuable upon conversion of the Convertible Preferred Stock), and (viii) Joshua H. Landes has shared voting and shared dispositive power over 4,875,318 shares of the Company’s Common Stock (including 464,285 shares issuable upon conversion of the Convertible Preferred Stock). Mr. Obus may be deemed to be the beneficial owner of the shares held by the Wynnefield Investors and accordingly, the beneficial ownership of Mr. Obus includes the 4,926,795 shares reported as beneficially owned by the Wynnefield Investors. The address for each of the Wynnefield Investors is 450 Seventh Avenue, Suite 509, New York, New York 10123.

(3)This information is based on an Amendment No. 7 to Schedule 13D filed on January 4, 2024 by Legion Partners, L.P. I, Legion Partners, L.P. II, Legion Partners, LLC, Legion Partners Asset Management, LLC, Legion Partners Holdings, LLC, Christopher S. Kiper and Raymond T. White (the “Legion Investors”) reporting beneficial ownership as of December 23, 2023. According to the Schedule 13D/A, (i) Legion Partners, L.P. I, has shared voting and shared dispositive power over 4,526,789 shares of the Company’s Common Stock (including 1,753,833 shares issuable upon conversion of certain shares of Series A Preferred Stock that are immediately convertible); (ii) Legion Partners, L.P. II, has shared voting and shared dispositive power over 334,055 shares of the Company’s Common Stock (including 166,871 shares issuable upon conversion of certain shares of Series A Preferred Stock that are immediately convertible); (iii) Legion Partners, LLC has shared voting and shared dispositive power over 4,860,844 shares of the Company’s Common Stock (including 1,920,704 shares issuable upon conversion of certain shares of Series A Preferred Stock that are immediately convertible) (iv) Legion Partners Asset Management, LLC has shared voting and shared dispositive power over 4,870,731 shares of the Company’s Common Stock (including 1,920,704 shares issuable upon conversion of certain shares of Series A Preferred Stock that are immediately convertible and 9,887 Shares underlying certain RSUs that will vest within 60 days of the date hereof), and (iv) each of Legion Partners Holdings, LLC, Christopher S. Kiper and Raymond T. White has shared voting and shared dispositive power over 4,870,931 shares of the Company’s Common Stock. Mr. Kiper is a Managing Director of Legion Asset Management, LLC and Managing Member of Legion Partners Holdings and may be deemed to be the beneficial owner of the shares held by the Legion Investors. Accordingly, the beneficial ownership of Mr. Kiper includes the 4,870,931 shares reported as beneficially owned by the Legion Investors. The address for each of the Legion Investors is 12121 Wilshire Blvd, Suite 1240, Los Angeles, CA 90025.

(4)This information is based on an Amendment No. 1 to Schedule 13D filed on August 15, 2023 by Cove Street Capital LLC (“Cove Street”), Jeffrey Bronchick and CSC Partners Fund, LP reporting ownership as of August 15, 2023. According to the Schedule 13D/A, (i) Cove Street reported sole voting and dispositive power over 267,179 shares, shared voting power over 1,094,183 shares and shared dispositive power over 1,583,440 shares; (ii) Jeffrey Bronchick reported sole voting and dispositive power over 5,303 shares, shared voting power over 1,336,201 shares, and shared dispositive power over 1,583,440 shares; and (iii) CSC Partners Fund, LP reported shared voting and dispositive power over 267,179 shares. Jeffrey Bronchick is a Principal and Portfolio Manager of Cove Street Capital, LLC. Cove

Street Capital, LLC is a controlling owner of CSC Partners, LLC, which serves as the general partner of CSC Partners Fund, LP. The address for each of the Cove Street Investors is 525 South Douglas Street, Suite 225, El Segundo, California, 90245.

(5)Includes (i) 1,613.39 shares of Series A Preferred Stock over which each of Cove Street Capital, LLC and Jeffrey Bronchick has sole voting power; (ii) 1,613.39 shares of Series A Preferred Stock over which CSC Partners Fund, LP has sole voting and dispositive power. Jeffrey Bronchick is a Principal and Portfolio Manager of Cove Street Capital, LLC. Cove Street Capital, LLC controls CSC Partners Fund, LP. The address for each of the Cove Street Investors is 525 South Douglas Street, Suite 225, El Segundo, California, 90245.

(6)This information is based on an Amendment No. 2 to a Schedule 13D filed on January 11, 2024 by 22NW Fund, LP (“22NW Fund”), 22NW, LP (“22NW”), 22NW Fund GP, LLC (“22NW GP”), 22NW GP, Inc. (“22NW Inc.”), Aron R. English, Bryson O. Hirai-Hadley and Nathaniel Calloway (collectively, the “22NW Investors”) reporting ownership as of January 6, 2024. According to the Schedule 13D/A, the 22NW Investors hold (i) 4,060,005 shares of Common Stock (including 2,304,844 shares issuable upon conversion of the Convertible Preferred Stock) over which each of 22NW Fund, 22NW, 22NW GP, 22NW Inc. and Aron R. English has sole voting and dispositive power; (ii) 583 shares of Common Stock underlying certain RSUs that have vested or will vest within 60 days of January 6, 2024 over which Bryson O. Hirai-Hadley has sole voting and dispositive power and (iii) 9,887 shares of Common Stock underlying certain RSUs that have vested or will vest within 60 days of January 6, 2024 over which Nathaniel Calloway has sole voting and dispositive power. The shares are held by 22NW Fund. 22NW Inc. is the general partner of 22NW, which is the investment manager of 22NW Fund. 22NW GP is the general partner of 22NW Fund. Mr. English is the Portfolio Manager of 22NW, Manager of 22NW GP and President and sole shareholder of 22NW Inc. Mr. Hirai-Hadley is a Research Analyst at 22NW. Dr. Calloway is an analyst and partner at 22NW. By virtue of their respective positions, each of Messrs. English and Calloway may be deemed to be the beneficial owner of the 4,060,005 shares beneficially owned by 22NW Fund. The address for each of the 22NW Investors is 1455 NW Leary Way, Suite 400, Seattle, Washington, 98107.

(7)This information is based on a Schedule 13G filed on June 30, 2023 by Scott Miller, Greenhaven Road Investment Management, LP (“Greenhaven IM”), MVM Funds, LLC (“MVM”), Greenhaven Road Capital Fund 1, L.P. (“Greenhaven Fund 1”), and Greenhaven Road Capital Fund 2, L.P (“Greenhaven Fund 2”) reporting beneficial ownership as of June 21, 2023. According to the Schedule 13G, Greenhaven IM is the investment manager of Greenhaven Fund 1 and Greenhaven Fund 2. MVM is the general partner of each Greenhaven Fund 1, Greenhaven Fund 2 and Greenhaven IM. Mr. Miller is the controlling person of MVM. Accordingly, Mr. Miller, Greenhaven IM and MVM may be deemed to beneficially own the Lifecore Common Stock directly beneficially owned by Greenhaven Fund 1 and Greenhaven Fund 2. The address for each of the Greenhaven Investors is 8 Sound Shore Drive, Suite 190, Greenwich, CT, 06830.

(8)Includes (i) 833 shares of Series A Preferred Stock held by 325 Capital Master Fund; (ii) 446 shares of Series A Preferred Stock held by Gothic ERP 649947; (iii) 2,417 shares of Series A Preferred Stock held by Gothic Corp 649429; (iv) 901 shares of Series A Preferred Stock held by Gothic JBD LLC 650324; and (v) 781 shares of Series A Preferred Stock held by Gothic HSP Corp 649359 (collectively, the “325 Capital Investors”). 325 Capital Master Fund LP has voting and investment discretion over the securities held by each of the 325 Capital Investors. The address for each of the 325 Capital Investors is 280 S Mangum St., Suite 210 Durham, NC 27701.

(9) Dr. Bolles ceased serving as an executive officer of the Company on August 10, 2022 and as an employee of the Company effective February 10, 2023. Information is based on Lifecore records and Forms 4 filed with the SEC.
Equity Compensation Plan Information
The following table provides information as of May 28, 2023 regarding the number of shares of Common Stock that may be issued under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,711,115	$11.01	1,500,969
Equity compensation plans not approved by security holders	—	—	—
Total	2,711,115	$11.01	1,500,969

Item 13.    Certain Relationships and Related Transactions and Director Independence
Policies and Procedures with Respect to Related Party Transactions
The Audit Committee, all of whose members are independent directors, reviews, approves and/or ratifies all related party transactions (other than compensation transactions). In reviewing related party transactions, the Audit Committee takes into account factors it deems appropriate, such as whether the related party transaction is on terms no less favorable than terms generally available to an unrelated third party under the same or similar conditions and the extent of the related party’s interest in the transaction. To identify related party transactions, each year we require our executive officers and directors to complete a questionnaire identifying any transactions between the Company and the respective executive officer or director and their family members or affiliates. Additionally, under the Company’s Code of Ethics, directors, officers and all other employees and consultants are expected to avoid any relationship, influence or activity that would cause, or even appear to cause, a conflict of interest.

Certain Relationships and Related Transactions
Securities Purchase Agreement
On November 25, 2022, the Company entered into a Securities Purchase Agreement (the “Wynnefield Purchase Agreement”) with entities affiliated with Wynnefield Capital, Inc. and controlled by the Company’s director, Nelson Obus (the “Purchasers”). Pursuant to the Wynnefield Purchase Agreement, the Company agreed to sell an aggregate of 627,746 shares of its Common Stock (the “Shares”) for aggregate gross proceeds of approximately $5.0 million (the “Offering”). The purchase price for each Share was $7.97. The Offering closed on November 25, 2022. Pursuant to the Wynnefield Purchase Agreement, the Company granted the Purchasers certain piggyback registration rights and agreed, among other things, to indemnify such parties under any registration statement filed that includes the Shares from certain losses, claims, damages and liabilities.
Series A Convertible Preferred Share Purchase Agreement
On January 9, 2023, the Company simultaneously signed and closed the Preferred Share Purchase Agreement with a group of qualified investors (the “Purchasers”), including, among others, entities controlled by the Company’s directors Christopher Kiper and Nelson Obus, and an entity that employs Dr. Calloway. Pursuant to the Preferred Share Purchase Agreement, the Company issued and sold an aggregate of 38,750 shares of a new series of convertible preferred stock of the Company designated as Series A Convertible Preferred Shares, par value $0.001 per share (the “Convertible Preferred Stock”) for an aggregate of $38.8 million. Each share of Convertible Preferred Stock has the powers, designations, preferences and other rights as are set forth in the Certificate of Designations of the Series A Preferred Stock filed by the Company with the Delaware Secretary of State on January 9, 2023 (the “Certificate of Designations”). The Convertible Preferred Stock ranks senior to the Company’s Common Stock with respect to dividends, distributions and payments on liquidation, winding up and dissolution.
Upon a liquidation, dissolution, winding up or change of control of the Company, each share of Convertible Preferred Stock will be entitled to receive an amount per share of Convertible Preferred Stock equal to the greater of (i) the purchase price paid by the Purchaser, plus all accrued and unpaid dividends (the “Liquidation Preference”) and (ii) the amount that the holder of Convertible Preferred Stock (each, a “Holder” and collectively, the “Holders”) would have been entitled to receive at such time if the Convertible Preferred Stock had been converted into Common Stock immediately prior to such liquidation event.

The Holders will be entitled to dividends on the Liquidation Preference at the rate of 7.5% per annum, payable in-kind (“PIK”). The Company may, at its option, pay such dividends in cash from and after the earlier of June 29, 2026, or the termination or waiver of the restriction on cash dividends and/or redemptions that is set forth in the Credit Agreements (as defined in the Certificate of Designations) (such earlier date, the “Applicable Date”). The Holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis.
Upon certain bankruptcy events, the Company is required to pay to each Holder an amount in cash equal to the Liquidation Preference being redeemed. From and after the Applicable Date, each Holder shall have the right to require the Company to redeem all or any part of the Holder’s Convertible Preferred Stock for an amount equal to the Liquidation Preference.
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
Subject to certain conditions, the Company may from time to time, at its option, require conversion of all or any portion of the outstanding shares of Convertible Preferred Stock to Common Stock if, for at least 20 consecutive trading days during the respective measuring period the closing price of the Common Stock was at least 150% of the conversion price. The Company may not exercise its right to mandatorily convert outstanding shares of Convertible Preferred Stock unless certain liquidity conditions with regard to the shares of Common Stock to be issued upon such conversion are satisfied.
The Holders are entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote of holders of shares of Common Stock (voting together with the holders of shares of Common Stock as one class) on an as-converted basis, subject to certain limitations, including the Conversion Limits.
Additionally, for so long as 30% of the outstanding Convertible Preferred Stock remains outstanding, certain matters will require the approval of the majority of the outstanding Convertible Preferred Stock, voting as a separate class, including (i) amending, altering or repealing any provision of the Certificate of Designations; (ii) amending, altering or repealing any provision of the Company’s Certificate of Incorporation or Bylaws, in each case, in a manner that adversely affects the powers, preferences or rights of the Convertible Preferred Stock; (iii) increasing or decreasing the authorized number of shares of Convertible Preferred Stock (except to provide for the issuance of PIK dividends); (iv) creating (including by reclassification), issuing shares of or increasing the authorized number of shares of any additional class or series of capital stock of the Company unless such class or series rank junior to the Convertible Preferred Stock and are issued at fair market value; (v) purchasing or redeeming or paying, declaring or setting aside any fund for, any dividend or distribution on, any Common Stock or other Junior Stock (as defined in the Certificate of Designations), other than purchases of equity securities of the Company upon the termination of an employee of the Company or any of its subsidiaries in accordance with the terms of such employee’s employment agreement or any equity incentive or similar plan approved by the Board; or (vi) creating, incurring, granting, entering into, permitting, assuming or allowing, directly or indirectly, (a) any indebtedness by the Company (or any of its subsidiaries), excluding equity securities and non-convertible preferred stock (but including convertible debt), at any time when, or as a result of which, the principal amount of the Company’s total outstanding and available indebtedness exceeds $175,000,000, or (b) any lien, charge or other encumbrance on all or substantially all of the Company’s (or any of its subsidiaries’) properties or assets. In addition, for so long as 30% of the outstanding Convertible Preferred Stock remains outstanding, the Holders have the right to nominate two nominees to the Board of Directors.
Immediately following the closing of the Preferred Share Repurchase Agreement, two Series A Convertible Preferred Stock directors, Nathaniel Calloway and Christopher Kiper, were appointed to the Company’s Board of Directors.
Series A Convertible Preferred Registration Rights Agreement

On January 9, 2023, in connection with the issuance of the Convertible Preferred Stock, the Company and the Holders also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company granted the Holders certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Convertible Preferred Stock. The Registration Rights Agreement contains monetary penalties if the registration statement is not declared effective by the SEC within 90 days of the issuance of the Convertible Preferred Stock on January 9, 2023, or if earlier, the fifth business day after the SEC notifies the Company that the registration statement is not subject to further review. The Registration Rights Agreement also contains monetary penalties if the Company fails to maintain the effectiveness of the registration statement once deemed effective by the SEC. As of May 28, 2023, the Company has accrued approximately $0.5 million in monetary penalties under the Registration Rights Agreement that was paid in June 2023. As of the date of this Annual Report on Form 10-K, the Company has incurred approximately $2.0 million in monetary penalties under the Registration Rights Agreement due to delinquent filing of the annual and quarterly reports with the SEC.

Director Independence
Please see “Board Governance” under Item 10 above.

Item 14.    Principal Accountant Fees and Services
Fees Paid to Independent Registered Public Accounting Firm

The following table presents the aggregate fees billed to the Company for professional services rendered by Ernst & Young LLP for the fiscal years ended May 28, 2023 and May 29, 2022.

Fee Category	Fiscal Year 2023	Fiscal Year 2022
Audit Fees	$5,288,000	$2,300,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$5,288,000	$2,300,000

Audit Fees were for professional services rendered for the integrated audit of the Company’s annual financial statements and internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, for the review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q, and consultations on matters addressed during the current audit or interim reviews.

Audit Committee Pre-Approval Policies

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Company’s independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with such pre-approval, and the fees for the services performed to date. The Audit Committee, or its designee, may also pre-approve particular services on a case-by-case basis.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements of Lifecore Biomedical, Inc.	Page

		Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)	67
		Consolidated Balance Sheets at May 28, 2023 and May 29, 2022.	69
		Consolidated Statements of Operations for the Years Ended May 28, 2023, May 29, 2022 and May 30, 2021.	70
		Consolidated Statements of Comprehensive Loss for the Years Ended May 28, 2023, May 29, 2022 and May 30, 2021.	71
		Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the Years Ended May 28, 2023, May 29, 2022 and May 30, 2021.	72
		Consolidated Statements of Cash Flows for the Years Ended May 28, 2023, May 29, 2022 and May 30, 2021.	73
		Notes to Consolidated Financial Statements	74

	2.	All schedules provided for in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since they pertain to items which do not appear in the financial statements of Lifecore Biomedical and its subsidiaries or to items which are not significant or to items as to which the required disclosures have been made elsewhere in the financial statements and supplementary notes and such schedules.

	3.	Index of Exhibits	239

		The exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

Item 16.    Form 10-K Summary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Lifecore Biomedical, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lifecore Biomedical, Inc. (the Company) as of May 28, 2023 and May 29, 2022, the related consolidated statements of operations, comprehensive loss, cash flows and convertible preferred stock and stockholders’ (deficit) equity for each of the three years in the period ended May 28, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 28, 2023 and May 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended May 28, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 28, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 19, 2024 expressed an adverse opinion thereon.
Restatement of 2022 and 2021 Financial Statements
As discussed in Notes 1 and 13 to the consolidated financial statements, the 2022 and 2021 consolidated financial statements have been restated to correct misstatements.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Development Services Revenue Recognition

Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company recognized revenues of $28.6 million for the year ended May 28, 2023 related to development services. For development services, revenue is recognized over time, based on the proportion of labor hours incurred compared to the total estimated hours for an individual arrangement.
Auditing revenue recognition for development services involved significant auditor judgment because it involves subjective assumptions and estimates made by management. For example, auditing management’s estimated labor hours for development services arrangements are subject to significant judgment because the expected number of labor hours is based on historical experience for similar development services.

How We Addressed the Matter in Our Audit
To test revenue recognized for development services, our audit procedures included, among others, validating the completeness and accuracy of contract terms by comparing inputs included in management’s calculations to executed contracts including any significant amendments. We also selected a sample of customer contracts and confirmed contract terms directly with customers. We agreed actual labor hours to a sample of employee payroll records for each project. We evaluated the Company’s ability to estimate the number of labor hours necessary to complete development services by comparing the original estimated number of labor hours to the actual amount incurred for completed projects.

Net Realizable Value of Inventory

Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company’s inventory was reduced by $4.9 million at May 28, 2023 for inventory with costs that exceeded net realizable value. Inventory is stated at the lower of cost, using a first-in, first-out method, or net realizable value.
Auditing the net realizable value of inventory was especially challenging due to the impact the material weaknesses in the Company’s internal controls over financial reporting had on management’s evaluation of the net realizable value. The material weaknesses required an increased extent of audit effort to test the completeness and accuracy of the Company’s calculations.

How We Addressed the Matter in Our Audit
We performed audit procedures that included, among others, testing the completeness of inventory items with negative gross margins included in the Company’s net realizable value calculations by examining the gross margin for a sample of inventory items, considering raw materials, work-in-process, and finished goods. We validated the accuracy of selling prices used in management’s calculations by comparing a sample of selling price inputs to executed customer contracts including any significant amendments. We tested the mathematical accuracy of the Company’s calculations. To respond to the material weaknesses in the Company’s internal control over financial reporting, our procedures, included, among others, increasing our sample sizes for testing the inputs used in the Company’s calculations of net realizable value of inventory.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Minneapolis, Minnesota
March 19, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Lifecore Biomedical, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Lifecore Biomedical, Inc.’s internal control over financial reporting as of May 28, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Lifecore Biomedical, Inc. (the Company) has not maintained effective internal control over financial reporting as of May 28, 2023, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. The Company has identified deficiencies in certain components of the COSO criteria. Specifically, the Company identified control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to the following components in the COSO criteria:
i.Control Environment – Maintaining a sufficient complement of personnel to timely support the Company’s internal control objectives and ensuring personnel conduct internal control related responsibilities;
ii.Risk Assessment - Identification and assessment of risks and changes in the business model resulting from recent disposition activities that impacted the design of control activities, including the precision of management review controls, and the completeness of controls required to support the financial reporting framework;
iii.Information and Communication - Design of controls to validate the completeness and accuracy of information used in the performance of control activities; and
iv.Monitoring – As a result of the material weaknesses described above, the Company failed to design and implement certain monitoring activities that were responsive to timely identification and remediation of control deficiencies.
As a result of the material weaknesses in the components of the COSO criteria, the principles of the control activities for those components were ineffective and represent a material weakness.
These material weaknesses effecting the components of the COSO criteria contributed to other material weaknesses within the Company’s system of internal control over financial reporting, including the material weaknesses related to the accounting for and classification of certain non-standard transactions, which included discontinued operations, restructuring costs, and indefinite-lived and long-lived asset impairment tests which continued to exist as of May 28, 2023.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 28, 2023 and May 29, 2022, the related consolidated statements of operations, comprehensive loss, cash flows and convertible preferred stock and stockholders’ (deficit) equity for each of the three years in the period ended May 28, 2023, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of our audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 19, 2024, which expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Minneapolis, Minnesota

March 19, 2024

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	May 28, 2023	May 29, 2022
		(As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$19,091	$991
Accounts receivable, less allowance for credit losses	29,024	38,314
Inventories, net	40,841	36,000
Prepaid expenses and other current assets	4,919	2,053
Current assets, discontinued operations	—	39,310
Total Current Assets	93,875	116,668

Property and equipment, net	134,390	118,670
Operating lease right-of-use assets	4,282	5,553
Goodwill	13,881	13,881
Trademarks/tradenames, net	4,200	4,200
Other assets	2,917	2,889
Non-current Assets, discontinued operations	—	12,842
Total Assets	$253,545	$274,703

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$22,097	$12,952
Accrued compensation	4,145	8,941
Other accrued liabilities	7,142	6,479
Current portion of lease liabilities	1,270	4,368
Deferred revenue	4,055	919
Line of credit	—	40,000
Current portion of long-term debt, net	580	98,178
Current liabilities, discontinued operations	—	4,744
Total Current Liabilities	39,289	176,581

Long-term debt, net	84,256	—
Line of credit	16,809	—
Debt derivative liability	64,900	—
Long-term lease liabilities	9,709	7,658
Deferred taxes, net	380	126
Other non-current liabilities	3,114	190
Non-current liabilities, discontinued operations	—	2,325
Total Liabilities	218,457	186,880

Convertible Preferred stock, $0.001 par value; 2,000 shares authorized; 39 shares issued and outstanding at May 28, 2023 (none at May 29, 2022)	39,318	—

Stockholders’ (Deficit) Equity:
Common stock, $0.001 par value; 50,000 shares authorized; 30,322 and 29,513 shares issued and outstanding at May 28, 2023 and May 29, 2022, respectively	30	30
Additional paid-in capital	174,276	167,352
Accumulated deficit	(178,536)	(78,973)
Accumulated other comprehensive loss	—	(586)
Total Stockholders’ (Deficit) Equity	(4,230)	87,823
Total Liabilities, Convertible Preferred Stock and Stockholders’ (Deficit) Equity	$253,545	$274,703
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	May 28, 2023	May 29, 2022	May 30, 2021
		(As Restated)	(As Restated)
Product sales	$103,269	$111,270	$100,874
Cost of product sales	75,284	72,204	61,937
Gross profit	27,985	39,066	38,937
Operating costs and expenses:
Research and development	8,736	7,839	6,684
Selling, general and administrative	38,969	34,659	27,721
Gain on sale of BreatheWay	(2,108)	—	—
Restructuring costs	4,184	8,359	13,355
Total operating costs and expenses	49,781	50,857	47,760
Operating (loss) income	(21,796)	(11,791)	(8,823)

Interest income	68	81	48
Interest expense	(17,649)	(15,551)	(8,933)
Transition services income	349	5,814	—
Loss on debt extinguishment	(23,741)	—	(1,110)
Other income (expense), net	(1,159)	760	(10,969)
Net loss from continuing operations before taxes	(63,928)	(20,687)	(29,787)
Income tax (provision) benefit	(308)	5,211	6,350
Net loss from continuing operations	(64,236)	(15,476)	(23,437)

Discontinued operations:
Loss from discontinued operations	(35,327)	(101,929)	(10,289)
Income tax benefit	—	690	1,432
Loss from discontinued operations	(35,327)	(101,239)	(8,857)
Net loss	$(99,563)	$(116,715)	$(32,294)

Basic net loss per share:
Loss from continuing operations	$(2.14)	$(0.53)	$(0.80)
Loss from discontinued operations	(1.18)	(3.44)	(0.30)
Total basic net loss per share	$(3.32)	$(3.97)	$(1.10)

Diluted net loss per share:
Loss from continuing operations	$(2.14)	$(0.53)	$(0.80)
Loss from discontinued operations	(1.18)	(3.44)	(0.30)
Total diluted net loss per share	$(3.32)	$(3.97)	$(1.10)

Shares used in per share computation:
Basic	29,958	29,466	29,294
Diluted	29,958	29,466	29,294
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended
	May 28, 2023	May 29, 2022	May 30, 2021
		(As Restated)	(As Restated)
Net loss	$(99,563)	$(116,715)	$(32,294)
Other comprehensive income, net of tax:
Net unrealized gains on interest rate swaps, (net of tax effect of $16, $(430), and $(455))	586	772	1,450
Other comprehensive income, net of tax	586	772	1,450
Total comprehensive loss	$(98,977)	$(115,943)	$(30,844)
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF
CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at May 31, 2020, as restated	—	$—	29,224	$29	$162,578	$70,036	$(2,808)	$229,835
Issuance of stock under stock plans, net of shares withheld	—	—	109	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(405)	—	—	(405)
Stock-based compensation	—	—	—	—	3,360	—	—	3,360
Net loss, as restated	—	—	—	—	—	(32,294)	—	(32,294)
Other comprehensive income, net of tax	—		—	—	—	—	1,450	1,450
Balance at May 30, 2021, as restated	—	$—	29,333	$29	$165,533	$37,742	$(1,358)	$201,946
Issuance of stock under stock plans, net of shares withheld	—	—	180	1	—	—	—	1
Taxes paid by Company for employee stock plans	—	—	—	—	(789)	—	—	(789)
Stock-based compensation	—	—	—	—	2,608	—	—	2,608
Net loss, as restated	—	—	—	—	—	(116,715)	—	(116,715)
Other comprehensive income, net of tax	—	—	—	—	—	—	772	772
Balance at May 29, 2022, as restated	—	$—	29,513	$30	$167,352	$(78,973)	$(586)	$87,823
Issuance of stock under stock plans, net of shares withheld	—	—	181	—	—		—	—
Proceeds of Convertible Preferred Stock, net of issuance costs	39	38,082	—	—	—	—	—	—
Accretion of Convertible Preferred Stock	—	73	—	—	(73)	—	—	(73)
Convertible Preferred Stock Paid in Kind (PIK) dividend	—	1,163	—	—	(1,163)	—	—	(1,163)
Taxes paid by Company for employee stock plans	—	—	—	—	(274)	—	—	(274)
Stock-based compensation	—	—	—	—	3,612	—	—	3,612
Net loss	—	—	—	—	—	(99,563)	—	(99,563)
Other comprehensive income, net of tax	—	—	—	—	—	—	586	586
Issuance of shares to Wynnefield Capital, Inc., net of issuance costs	—	—	628	—	4,822	—	—	4,822
Balance at May 28, 2023	39	$39,318	30,322	$30	$174,276	$(178,536)	$—	$(4,230)
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	May 28, 2023	May 29, 2022	May 30, 2021
		As Restated	As Restated
Cash flows from operating activities:
Consolidated net loss	$(99,563)	$(116,715)	$(32,294)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of goodwill and long-lived and indefinite-lived assets	1,300	78,146	—
Depreciation, amortization of intangibles and amortization of debt costs	13,285	18,061	19,867
Deferred taxes	357	(6,825)	(7,874)
Loss on disposal of property and equipment related to restructuring, net	—	5,185	10,143
Stock-based compensation expense	3,612	2,608	3,360
Loss on Sale of Eat Smart	—	336	—
Net loss on disposal of property and equipment	38	152	61
Provision (benefit) for expected credit losses	163	(14)	940
Change in investment in non-public company, fair value	—	—	11,469
Loss on debt extinguishment	23,741	—	1,110
Gain on Sale of BreatheWay	(2,108)	—	—
Non-cash restructuring and impairment of assets charges	640	—	—
Loss on Sale of Yucatan	20,663	—	—
Loss on Sale of O Olive	319	—	—
Other, net	86	(426)	(74)
Changes in current assets and current liabilities:
Accounts receivable, net	10,824	(6,138)	5,775
Inventory, net	(14,811)	(2,180)	(2,819)
Prepaid expenses and other current assets	2,156	(689)	8,281
Accounts payable	16,038	9,343	(5,982)
Accrued compensation	(4,483)	(2,546)	3,270
Other accrued liabilities	7,166	(873)	810
Deferred revenue	3,136	(18)	428
Net cash (used in) provided by operating activities	(17,441)	(22,593)	16,471

Cash flows from investing activities:
Eat Smart sale net working capital adjustment	—	(9,839)	—
Proceeds from the Sale of BreatheWay	3,135	—	—
Proceeds from the Sale of Yucatan	11,803	—	—
Proceeds from the Sale of O Olive	1,733	—	—
Proceeds from sale of investment in non-public company	—	45,100	—
Purchases of property and equipment	(21,482)	(29,940)	(25,223)
Proceeds from sales of property and equipment	—	1,141	12,913
Proceeds from the Sale of Eat Smart	—	73,500	—
Net cash (used in) provided by investing activities	(4,811)	79,962	(12,310)

Cash flows from financing activities:
Proceeds from long-term debt	150,000	20,000	170,000
Payments on long-term debt	(123,690)	(86,411)	(114,130)
Proceeds from line of credit	31,450	55,111	100,000
Payments on line of credit	(54,640)	(44,111)	(148,400)
Payments for debt issuance costs	(6,050)	(821)	(10,484)
Taxes paid by Company for employee stock plans	(274)	(789)	(405)
Proceeds from sale of common stock, net of issuance costs	4,822	—	—
Proceeds from sale of preferred stock, net of issuance costs	38,082	—	—
Net cash provided by (used in) financing activities	39,700	(57,021)	(3,419)

Net increase in cash, cash equivalents and restricted cash	17,448	348	742
Cash, cash equivalents and restricted cash, beginning of period	1,643	1,295	553
Cash, cash equivalents and restricted cash, end of period	$19,091	$1,643	$1,295

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$31,024	$16,888	$13,223
Cash paid during the period for income taxes, net of refunds received	$23	$441	$(7,680)

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$6,945	$2,260	$4,724
Convertible Preferred Stock Paid In Kind Dividend	$(1,163)	$—	$—
Debt Derivative	$64,900	$—	$—
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Lifecore Biomedical, Inc. and its subsidiaries (“Lifecore Biomedical” or the “Company”, previously Landec Corporation) design, develop, manufacture, and sell differentiated products for biomaterials markets, and license technology applications to partners.
Lifecore Biomedical’s biomedical company, Lifecore Biomedical Operating Company, Inc. (“Lifecore”), is a fully integrated contract development and manufacturing organization (“CDMO”) that offers highly differentiated capabilities in the development, fill and finish of sterile, injectable-grade pharmaceutical products in syringes and vials. As a leading manufacturer of premium, injectable grade sodium hyaluronic (“HA”), Lifecore brings over 40 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market. Lifecore recognizes revenue in two different product categories, CDMO and fermentation.
Lifecore Biomedical previously operated a natural food company, through its wholly owned subsidiary, Curation Foods, Inc. (“Curation Foods”), which was previously focused on the distribution of plant-based foods to retail, club and foodservice channels throughout North America. However, upon the sale of Yucatan on February 7, 2023 (see “Yucatan Disposition and Discontinued Operations” below) and O Olive Oil & Vinegar (“O Olive”) on April 6, 2023 (refer to Note 11), the Company has ceased to operate the Curation Foods business.
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
Discontinued Operations - O Olive Sale, Yucatan Disposition, BreatheWay Disposition and Eat Smart Disposition
On April 6, 2023, the Company completed the sale of its O Olive Oil and Vinegar Business (“O Olive Sale”) for an aggregate sale price of $6.4 million, subject to certain customary post-closing adjustments, consisting of approximately $3.3 million in cash and a $3.1 million seller’s note. The seller’s note matures on March 31, 2026, accrues interest at a rate of 12% payable in kind beginning on October 31, 2023, and is prepayable by the buyer at any time. Net proceeds from the transaction, $1.7 million, were used to repay borrowings under the Company’s credit facilities. The Company recognized a loss on the O Olive Sale amounting to $0.3 million in the fourth quarter of fiscal year ended May 28, 2023, which is recorded in loss from discontinued operations in the Consolidated Statements of Operations. On September 28, 2023, December 11, 2023 and February 22, 2024, the Company received cash payments of $2.4 million, $0.3 million, and $18.0 thousand, respectively, toward the $3.1 million seller’s note.
On February 7, 2023 (the “Yucatan Closing Date”), Company, Camden Fruit Corp., a direct wholly owned subsidiary of Curation Foods and an indirect wholly owned subsidiary of the Company (“Camden” and together with the Curation Foods and the Company, the “Yucatan Sellers”), Yucatan Foods, LLC, a wholly owned subsidiary of the Camden (“Yucatan”), and Yucatan Acquisition Holdings LLC, a wholly owned subsidiary of Flagship Food Group LLC (“Buyer” and together with Yucatan and the Sellers, the “Parties”) completed the sale (the “Yucatan Disposition”) of the Company’s avocado products business, including its Yucatan® and Cabo Fresh® brands, as well as the associated manufacturing facility and operations in Guanajuato, Mexico (the “Business”), pursuant to the terms of a securities purchase agreement executed by the Parties on February 7, 2023 (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, Buyer acquired all of the outstanding equity securities of Yucatan for a purchase price of $17.5 million in cash, subject to certain post-closing adjustments at closing, including selling costs, net working capital and other adjustments amounting to $5.0 million. The Company recognized a loss on the Yucatan Disposition of $20.7 million in the third quarter ended February 26, 2023. The loss on the Yucatan Disposition is recorded in loss from discontinued operations in the Consolidated Statement of Operations.
On June 2, 2022, the Company and Curation Foods entered into and closed an Asset Purchase Agreement (the “BreatheWay Purchase Agreement”) with Hazel Technologies, Inc. (the “BreatheWay Purchaser”), pursuant to which Curation Foods sold all of its assets related to BreatheWay packaging technology business to the BreatheWay Purchaser in exchange for an aggregate purchase price of $3.2 million (the “BreatheWay Disposition”). The BreatheWay Purchase Agreement included various representations, warranties and covenants of the parties generally customary for a transaction of this nature. Upon the sale, the Company received net proceeds of $3.1 million and recorded a gain of $2.1 million.
On December 13, 2021, the Company and Curation Foods (together, the “Eat Smart Sellers”), and Taylor Farms Retail, Inc. (“Taylor Farms” and together with the Eat Smart Sellers, the “Parties”) completed the sale (the “Eat Smart Disposition”) of Curation Foods’ Eat Smart business, including its salad and cut vegetable businesses (the “Eat Smart Business”), pursuant to the terms of an asset purchase agreement executed by the Parties on December 13, 2021 (the “Eat Smart Asset Purchase Agreement”). Pursuant to the Eat Smart Asset Purchase Agreement, Taylor Farms acquired the Business for a purchase price of $73.5 million in cash, subject to post-closing adjustments based upon net working capital at closing. As part of the Eat Smart Disposition, Taylor Farms acquired, among other assets related to the Business, the manufacturing facility and warehouses (and corresponding equipment) located in Bowling Green, Ohio and Guadalupe, California, as well as inventory, accounts receivable and accounts payable, intellectual property and information related to the Business, and assumed certain liabilities and executory obligations under the Company’s and Curation Foods’ outstanding contracts related to the Business, in each case, subject to the terms of the Eat Smart Asset Purchase Agreement. Upon the sale, the Company received net proceeds of $73.5 million and recorded a loss of $0.3 million, which is recorded in loss from discontinued operations in the Consolidated Statements of Operations.
The accounting requirements for reporting the Eat Smart, Yucatan and O Olive businesses as discontinued operations were met when the Eat Smart Disposition, Yucatan Disposition and O Olive Sale were completed on each respective closing date. The BreatheWay disposition did not meet the requirements for reporting the businesses as discontinued operations. Accordingly, the consolidated financial statements and notes to the consolidated financial statements reflect the results of the Eat Smart, Yucatan and O Olive businesses as a discontinued operation for the periods presented. Refer to Note 11 - Discontinued Operations.
In connection with the sale of the Eat Smart, Yucatan and O Olive businesses, the Company has entered into Transition Services Agreements with each respective buyer to provide for a customary and orderly transition of the business, and such fees earned, and costs incurred for such transition services shall be included in continuing operations in subsequent periods. In fiscal year 2022, the Company earned $5.8 million of transition services income related to transition services provided to Taylor Farms related to the Eat Smart Disposition which is meant to defray costs incurred to provide the transition services which are reported within Selling, general and administrative costs. In fiscal year 2023, the Company earned similar transition services income of $0.3 million related to the Yucatan and O Olive dispositions.
Securities Purchase Agreement
On November 25, 2022, the Company entered into a Securities Purchase Agreement (the “Wynnefield Purchase Agreement”) with entities affiliated with Wynnefield Capital, Inc. (the “Purchasers”). Pursuant to the Wynnefield Purchase Agreement, the Company agreed to sell an aggregate of 627,746 shares of its Common Stock (the “Shares”) for aggregate gross proceeds of $5.0 million (the “Offering”). The purchase price for each Share was $7.97. The Offering closed on November 25, 2022. Pursuant to the Wynnefield Purchase Agreement, the Company granted the Purchasers certain piggyback registration rights and agreed, among other things, to indemnify such parties under any registration statement filed that includes the Shares from certain losses, claims, damages and liabilities.
Series A Convertible Preferred Share Purchase Agreement
On January 9, 2023, the Company simultaneously signed and closed a Securities Purchase Agreement (the “Preferred Share Purchase Agreement”) with a group of certain accredited investors. Refer to Note 2 – Convertible Preferred Stock for additional information.
Refinancing Transactions
On May 22, 2023, the Company entered into an amendment to its Revolving Credit Facility (defined below) and entered into the New Term Loan Credit Facility. The New Term Loan Credit Facility refinanced in full all obligations of the Borrowers and their subsidiaries under the Prior Term Loan Credit Facility, which was terminated upon the entry into the New Term Loan Credit Facility and all noncompliance with debt covenants was thereby cured. Refer to Note 6 – Debt.
The Company incurred debt origination costs related to the refinancing transactions and amortizes these costs over the life of the related debt using the straight-line method, which approximates the effective interest method. The unamortized portion of debt origination costs is recorded on the consolidated balance sheets as an offset to its related debt. Amortization of debt origination costs is included as a component of interest expense in the consolidated statements of operations.

Basis of Presentation and Consolidation
The consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include the accounts of Lifecore Biomedical and its subsidiaries, Curation Foods and Lifecore. All material inter-company transactions and balances have been eliminated.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; loss contingencies; sales returns and credit losses; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived and indefinite lived assets (including intangible assets and goodwill), and inventory; and the valuation and recognition of stock-based compensation; and the valuation of debt derivative liability.
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
Several of the raw materials the Company uses to manufacture its products are currently purchased from a single source, including raw materials for its HA products.
During the fiscal year ended May 28, 2023, the Company had sales concentrations of 10% or greater from two customers (for fiscal years ended May 29, 2022 and May 30, 2021, three customers had sales concentrations of 10% or greater), accounting for 39% and 18%; 26%, 22% and 14%; and 32%, 23% and 12%, respectively. Two of the Company’s same customers had accounts receivable concentrations of 10% or greater, accounting for 31% and 18% of accounts receivable as of May 28, 2023, and 33% and 16%, as of May 29, 2022.
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

Financial Instruments
The Company’s financial instruments are primarily composed of commercial-term trade payables, debt instruments, and derivative instruments. For short-term instruments, the historical carrying amount approximates the fair value of the instrument. The fair value of long-term debt and line of credit approximates their carrying value.

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
For derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, the entire change in the fair value of the hedging instrument is recorded as a component of Accumulated other comprehensive loss (“AOCL”) in Stockholders’ Equity (Deficit). Those amounts are subsequently reclassified to earnings in the same line item in the Consolidated Statement of Operations as impacted when the hedged item affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

During the third quarter of fiscal year 2021, the Company discontinued its hedge accounting prospectively since it was determined that the derivatives are no longer highly effective in offsetting changes in the net investment. The derivatives continue to be carried at fair value in the accompanying Consolidated Balance Sheets with changes in their fair values from the date of discontinued hedge accounting recognized in current period earnings in other income (expense), net in the Consolidated Statements of Operations. Amounts previously accumulated in AOCL during the period of effectiveness will continue to be realized over the remaining term of the underlying forecasted debt payments as a component of AOCL in Stockholders’ Equity (Deficit).

Derivative Financial Instruments

The Company accounts for put and call options embedded in the term debt in accordance with ASC Topic 815, Derivatives and Hedging. ASC Topic 815 generally requires companies to bifurcate put and call options embedded in the New Term Loan Credit Facility (as defined in Note 6) from their host instruments and to account for them as free standing derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument that is required to be bifurcated, the bifurcated derivative instruments are accounted for as separate derivative instruments.

The fair value of the embedded features are accounted for as a derivative liability in the Company’s consolidated balance sheets and adjusted to fair value each reporting period. The change in fair value of derivatives is recorded as a component of other income (expense) in the Company’s Consolidated Statements of Operations.

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

AOCL
Balance as of May 31, 2020	$(2,808)
Other comprehensive income before reclassifications, net of tax effect	(344)
Amounts reclassified from OCI	1,794
Other comprehensive income, net	1,450
Balance as of May 30, 2021	(1,358)
Amounts reclassified from OCI	772
Other comprehensive income, net	772
Balance as of May 29, 2022	(586)
Amounts reclassified from OCI	586
Other comprehensive income, net	586
Balance as of May 28, 2023	$—

Based on these assumptions, management believes the fair market values of the Company’s financial instruments are not significantly different from their recorded amounts as of May 28, 2023 and May 29, 2022.
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

The changes in the allowance for credit losses related to accounts receivable are as follows (in thousands):

	Year Ended
	May 28, 2023	May 29, 2022	May 30, 2021
		As Restated	As Restated
Beginning balance	$522	$522	$—
Provision	163	—	773
Charge-offs	(200)	—	(251)
Ending Balance	$485	$522	$522

Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of May 28, 2023, and May 29, 2022, were $3.2 million and $10.4 million, respectively, and are included within accounts receivable in the Consolidated Balance Sheets.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company’s contract liabilities as of May 28, 2023, and May 29, 2022, were $7.0 million and $0.9 million, respectively, of which $4.1 million and $0.9 million is included in deferred revenue and $2.9 million and $0.0 million is included in other non-current liabilities as of May 28, 2023 and May 29, 2022, respectively, in the Consolidated Balance Sheets. Revenue recognized during the fiscal year ended May 28, 2023 that was included in the contract liability balance at the beginning of fiscal year 2023, was $0.6 million.

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

Revenues generated from development services arrangements are recognized over time as Lifecore is creating an asset without an alternate use as it is unique to the customer. Furthermore, the Company has an enforceable right to payment for the performance completed to date for its costs incurred in satisfying the performance obligation plus a reasonable profit margin. For each of the development activities performed by Lifecore as described above, labor is the primary input (i.e., labor costs represent the majority of the costs incurred in the completion of the services). The Company determined that labor hours are the best measure of progress as it most accurately depicts the effort extended to satisfy the performance obligation over time and therefore recognizes development services revenue over time based on the proportion of labor hours incurred compared to total estimated hours for an individual arrangement.

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

During the fourth fiscal quarter, the Company entered into a bill-and-hold arrangement with a customer under which $3.2 million of product sales were recognized in the year ended May 28, 2023. Revenue for bill-and-hold arrangements is recognized when control transfers to the customer, even though the customer does not have physical possession of the goods. Control transfers when the bill-and-hold arrangement has been determined to have substantive reason, the product is identified as belonging to the customer, the product is ready for physical transfer to the customer and the product cannot be used or directed to another customer.

The Company disaggregates its revenue based on how it markets its products and services and reviews results of operations. The following tables disaggregates revenue by major product lines and services (in thousands):

	Year Ended
	May 28, 2023	May 29, 2022	May 30, 2021
		As Restated	As Restated
Contract development and manufacturing organization	$76,378	$86,353	$75,789
Fermentation	26,891	23,007	22,790
Other	—	1,910	2,295
Total	$103,269	$111,270	$100,874

Development services revenues recognized over time were $28.6 million, $35.8 million and $28.2 million for the years ended May 28, 2023, May 29, 2022 and May 30, 2021, respectively, and are included in contract development and manufacturing organization. Revenues recognized at a point in time were $74.6 million, $73.6 million and $70.3 million for the years ended May 28, 2023, May 29, 2022 and May 30, 2021, respectively.

Operations of Eat Smart, Yucatan and O Olive, have been reclassified to discontinued operations for all periods presented.

Shipping and Handling Costs

Amounts billed to third-party customers for shipping and handling are included as a component of revenues. Shipping and handling costs incurred are included as a component of cost of products sold and represent costs incurred to ship products from the processing facility or distribution center to the end consumer markets.
Cash and Cash Equivalents
The Company records all highly liquid securities with three months or less from date of purchase to maturity as cash equivalents. Cash equivalents consist mainly of money market funds. The market value of cash equivalents approximates their historical cost given their short-term nature.
Reconciliation of Cash and Cash Equivalents and Cash as presented on the Statements of Cash Flows
The following table provides a reconciliation of cash and cash equivalents reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	May 28, 2023	May 29, 2022	May 30, 2021
		As Restated	As Restated
Cash and cash equivalents – Consolidated Balance Sheet	$19,091	$991	$763
Cash and cash equivalents, discontinued operations	—	652	532
Cash and cash equivalents – Consolidated Statement of Cash Flow	$19,091	$1,643	$1,295

Inventories
Inventories are stated at the lower of cost (using the first-in, first-out method) or net realizable value. As of May 28, 2023 and May 29, 2022, inventories consisted of the following (in thousands):

	Year Ended
	May 28, 2023	May 29, 2022
		As Restated
Finished goods	$13,141	$13,397
Raw materials	17,351	15,488
Work in progress	10,349	7,115
Total inventories	$40,841	$36,000

If the cost of the inventories exceeds their net realizable value, provisions are recorded currently to reduce them to net realizable value. The Company also records a provision for slow moving and obsolete inventories based on the estimate of demand for its products. The Company recorded adjustments of $4.9 million and $4.6 million to record inventory to its net realizable value as of May 28, 2023 and May 29, 2022, respectively. The amounts reflected in costs of goods sold to record inventory to its net realizable value were expense of $0.3 million and expense of $3.5 million for fiscal years 2023 and 2022, respectively.

Advertising Expense

Advertising expenditures for the Company are expensed as incurred and included in selling, general, and administrative in the accompanying Consolidated Statements of Operations. Advertising expenses for the Company for fiscal years 2023, 2022 and 2021 was $5.1 thousand, $5.6 thousand and $0.1 thousand, respectively.

Related Party Transactions

During the years ended May 28, 2023, May 29, 2022 and May 30, 2021, the Company had sales to Alcon Research, LLC (“Alcon”), a related party, of $40.2 million, $29.4 million and $31.9 million, respectively. The Company had accounts receivable outstanding of $9.1 million and $6.3 million at May 28, 2023 and May 29, 2022, respectively.

Securities Purchase Agreement

On November 25, 2022, the Company entered into a Securities Purchase Agreement (the “Wynnefield Purchase Agreement”) with entities affiliated with Wynnefield Capital, Inc. and controlled by the Company’s director, Nelson Obus (the “Purchasers”). Pursuant to the Wynnefield Purchase Agreement, the Company agreed to sell an aggregate of 627,746 shares of its Common Stock (the “Shares”) for aggregate gross proceeds of $5.0 million (the “Offering”). The purchase price for each Share was $7.97. The Offering closed on November 25, 2022. Pursuant to the Wynnefield Purchase Agreement, the Company granted the Purchasers certain piggyback registration rights and agreed, among other things, to indemnify such parties under any registration statement filed that includes the Shares from certain losses, claims, damages and liabilities.

Series A Convertible Preferred Share Purchase Agreement

On January 9, 2023, the Company simultaneously signed and closed the Preferred Share Purchase Agreement with a group of qualified investors (the “Purchasers”), including, among others, entities controlled by the Company’s directors Christopher Kiper and Nelson Obus. Pursuant to the Preferred Share Purchase Agreement, the Company issued and sold an aggregate of 38,750 shares of a new series of convertible preferred stock of the Company designated as Series A Convertible Preferred Shares, par value $0.001 per share (the “Convertible Preferred Stock”) for aggregate proceeds of $38.8 million. Each share of Convertible Preferred Stock has the powers, designations, preferences and other rights as are set forth in the Certificate of Designations of the Series A Preferred Stock filed by the Company with the Delaware Secretary of State on January 9, 2023 (the “Certificate of Designations”). The Convertible Preferred Stock ranks senior to the Company’s Common Stock with respect to dividends, distributions, and payments on liquidation, winding up and dissolution.

Upon a liquidation, dissolution, winding up or change of control of the Company, each share of Convertible Preferred Stock will be entitled to receive an amount per share of Convertible Preferred Stock equal to the greater of (i) the purchase price paid by the Purchaser, plus all accrued and unpaid dividends (the “Liquidation Preference”) and (ii) the amount that the holder of

Convertible Preferred Stock (each, a “Holder” and collectively, the “Holders”) would have been entitled to receive at such time if the Convertible Preferred Stock had been converted into Common Stock immediately prior to such liquidation event.

The Holders will be entitled to dividends on the Liquidation Preference at the rate of 7.5% per annum, payable in-kind (“PIK”). The Company may, at its option, pay such dividends in cash from and after the earlier of June 29, 2026, or the termination or waiver of the restriction on cash dividends and/or redemptions that is set forth in the Credit Agreements (as defined in the Certificate of Designations) (such earlier date, the “Applicable Date”). The Holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis.

Upon certain bankruptcy events, the Company is required to pay to each Holder an amount in cash equal to the Liquidation Preference being redeemed. From and after the Applicable Date, each Holder shall have the right to require the Company to redeem all or any part of the Holder’s Convertible Preferred Stock for an amount equal to the Liquidation Preference.

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

Subject to certain conditions, the Company may from time to time, at its option, require conversion of all or any portion of the outstanding shares of Convertible Preferred Stock to Common Stock if, for at least 20 consecutive trading days during the respective measuring period the closing price of the Common Stock was at least 150% of the conversion price. The Company may not exercise its right to mandatorily convert outstanding shares of Convertible Preferred Stock unless certain liquidity conditions with regard to the shares of Common Stock to be issued upon such conversion are satisfied.

The Holders are entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote of holders of shares of Common Stock (voting together with the holders of shares of Common Stock as one class) on an as-converted basis, subject to certain limitations.

Additionally, for so long as 30% of the outstanding Convertible Preferred Stock remains outstanding, certain matters will require the approval of the majority of the outstanding Convertible Preferred Stock, voting as a separate class, including (i) amending, altering or repealing any provision of the Certificate of Designations; (ii) amending, altering or repealing any provision of the Company’s Certificate of Incorporation or Bylaws, in each case, in a manner that adversely affects the powers, preferences or rights of the Convertible Preferred Stock; (iii) increasing or decreasing the authorized number of shares of Convertible Preferred Stock (except to provide for the issuance of PIK dividends); (iv) creating (including by reclassification), issuing shares of or increasing the authorized number of shares of any additional class or series of capital stock of the Company unless such class or series rank junior to the Convertible Preferred Stock and are issued at fair market value; (v) purchasing or redeeming or paying, declaring or setting aside any fund for, any dividend or distribution on, any Common Stock or other Junior Stock (as defined in the Certificate of Designations), other than purchases of equity securities of the Company upon the termination of an employee of the Company or any of its subsidiaries in accordance with the terms of such employee’s employment agreement or any equity incentive or similar plan approved by the Board; or (vi) creating, incurring, granting, entering into, permitting, assuming or allowing, directly or indirectly, (a) any indebtedness by the Company (or any of its subsidiaries), excluding equity securities and non-convertible preferred stock (but including convertible debt), at any time when, or as a result of which, the principal amount of the Company’s total outstanding and available indebtedness exceeds $175,000,000, or (b) any lien, charge or other encumbrance on all or substantially all of the Company’s (or any of its subsidiaries’) properties or assets.

Immediately following the closing of the Preferred Share Repurchase Agreement, two Series A Convertible Preferred Stock directors, Nathaniel Calloway and Christopher Kiper, were appointed to the Company’s Board of Directors.

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
Property and Equipment and Finite-Lived Intangible Assets
Property and equipment and finite-lived intangible assets are stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is expensed on a straight-line basis over the estimated useful lives of the respective assets. Customer relationships are amortized to operating expense on an accelerated basis that reflects the pattern in which the economic benefits are consumed. Leasehold improvements are amortized on a straight-line basis over the lesser of the economic life of the improvement or the life of the lease. Depreciation and amortization expense for these assets is recorded either in cost of product sales or selling, general and administrative expenses in the consolidated statement of operations, depending on the asset and its intended use. The Company capitalizes interest on long-term construction in process projects based on their incremental borrowing rate.
The Company capitalizes software development costs for internal use. Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs on a straight-line basis over estimated useful lives of three to seven years, and the amortization expenses is recorded either in cost of product sales or selling, general and administrative expenses in the consolidated statement of operations, depending on the asset and its intended use.
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
During fiscal year 2022, the Company recorded impairment charges of $5.8 million and $11.9 million related to Yucatan's customer relationships, and property & equipment, respectively. These impairment charges were primarily a result of an indication of a decrease in the fair market values of the Yucatan businesses driven by lower market valuations and a decrease in projected cash flows. The Yucatan related impairment charges are included in Loss from discontinued operations on the Consolidated Statements of Operations.

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
With respect to goodwill, the Company has the option to first assess qualitative factors such as macro-economic conditions, industry and market environment, cost factors, overall financial performance of the Company, cash flow from operating activities, market capitalization, litigation, and stock price. If the result of a qualitative test indicates a potential for impairment of a reporting unit, a quantitative test is performed. The quantitative test compares the carrying amount of a reporting unit that includes goodwill to its fair value. The Company determines the fair value using a 50/50 weighting of the income and market approaches.
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
During fiscal year 2022, the Company recorded impairment charges of $32.1 million and $20.0 million related to its Eat Smart business and Yucatan goodwill, respectively. The Company also recorded an impairment charge of $8.4 million related to its Yucatan trademarks. These impairment charges were primarily a result of an indication of a decrease in the fair market values of the Eat Smart and Yucatan businesses driven by lower market valuations and a decrease in projected cash flows. The Eat Smart and Yucatan impairment charges are included in Loss from discontinued operations within the Consolidated Statements of Operations.
During fiscal year 2023, the Company recorded an impairment charge of $1.0 million related to Yucatan indefinite-lived intangible asset related to trademarks/tradenames. In addition, during the quarter ended November 27, 2022, the Company recorded an impairment charge of $0.3 million related to O Olive’s indefinite-lived intangible asset for their trademarks/tradenames. The impairments were determined using the royalty savings method to estimate the fair value of its trademarks and was primarily a result of an indication of a decrease in the fair market value of the Yucatan and O Olive businesses driven by lower market valuations and a decrease in projected cash flows. The impairment charges are included in Loss from sales in discontinued operations on the Consolidated Statements of Operations.
Other than the goodwill and intangibles write-offs discussed above, there were no other impairment losses for goodwill or intangibles during fiscal years 2023, 2022 and 2021.

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
Investment in Non-Public Company

On February 15, 2011, the Company made an investment in Windset which is reported at fair value in the accompanying Consolidated Balance Sheets as of May 30, 2021. The Company has elected to account for its investment in Windset under the fair value option. See Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies for further information. On June 1, 2021, the Company sold all of its equity interest in Windset to the Newell Capital Corporation and Newell Brothers Investment 2 Corp.
Deferred Revenue
Cash received in advance of services performed are recorded as deferred revenue.

Income Taxes
The Company accounts for income taxes in accordance with accounting guidance which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company considers such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.
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
A number of years may elapse before a particular matter, for which the Company has accrued, is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its tax-contingency accruals are adequate to address known tax contingencies. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the Company’s effective tax rate in the year of resolution. Any resolution of a tax issue may require the use of cash in the year of resolution. The Company’s tax-contingency accruals are recorded in Other accrued liabilities in the accompanying Consolidated Balance Sheets.

Per Share Information
Accounting guidance requires the presentation of basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities and is computed using the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution as if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Diluted common equivalent shares consist of stock options and restricted stock units, calculated using the treasury stock method.
The following table sets forth the computation of diluted net loss per share:

	Year Ended
(in thousands, except per share amounts)	May 28, 2023	May 29, 2022	May 30, 2021
		As Restated	As Restated
Numerator:
Net loss	$(99,563)	$(116,715)	$(32,294)

Denominator:
Weighted average shares for basic net loss per share	29,958	29,466	29,294
Weighted average shares for diluted net loss per share	29,958	29,466	29,294

Diluted net loss per share	$(3.32)	$(3.97)	$(1.10)
Due to the Company’s net loss in fiscal years 2023, 2022, and 2021 the net loss per share includes only the weighted average shares outstanding and thus excludes restricted stock unit awards (“RSUs”) and stock options, as such impact would be antidilutive. The Company's convertible preferred stock does not participate in losses of the company, and such securities have also been excluded from diluted net loss per share or calculating common and preferred diluted net loss under the two class method. See Note 5 - Stock Based Compensation and Stockholders’ Equity for more information on outstanding RSUs and stock options.

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
Employee Savings and Investment Plans
The Company sponsors a 401(k) plan (“Lifecore Plan”), which is available to all full-time Lifecore Biomedical employees and allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service limitation into designated investment funds. The Company matches 100% on the first 3% and 50% on the next 2% contributed by an employee. Employee and Company contributions are fully vested at the time of the contributions. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For fiscal years 2023, 2022 and 2021, the Company contributed $1.5 million, $1.4 million and $1.1 million, respectively, to the Lifecore Plan.

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
The New Term Loan Credit Facility contains embedded derivatives requiring bifurcation as a derivative instrument. The derivative liability related to the Term Loan is recorded as a discount to the term loan in the consolidated financial statements. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of other expense, net. The fair value of the embedded derivative liabilities associated with the term loan was estimated using a probability weighted discounted cash flow model to measure the fair value. This involves significant Level 3 inputs and assumptions including an (i) estimated probability and timing of a change in control and event of default, and (ii) our risk-adjusted discount rate. At May 28, 2023, the fair value of the embedded derivative liability approximated the fair value upon issuance.
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
The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis (in thousands):

	Fair Value at May 28, 2023			Fair Value at May 29, 2022
Assets:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets held for sale - nonrecurring	$—	$—	$—	$—	$—	$1,027
Total assets	$—	$—	$—	$—	$—	$1,027
Liabilities:
Debt derivative liability	$—	$—	$64,900	$—	$—	$—
Total liabilities	$—	$—	$64,900		$—	$—

The key inputs to the valuation models that were utilized to estimate the fair value of the debt derivative liability were as follows as of May 28, 2023:

Debt Derivative Liability
Assumptions
Discount rate	22.3% — 24.5%
Implied spread	18.5%
Risk free rate	3.8% — 6.0%

The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value for the twelve months ended May 29, 2022 (in thousands):

Windset Investment (As Restated)
Balance as of May 30, 2021	$44,769
Sale of Investment in non-public company	(44,769)
Balance as of May 29, 2022	$—
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
We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.
Correction of Error in Previously Reported Fiscal Year 2022 and 2021 Annual Financial Statements

The Company is restating its previously issued audited consolidated financial statements as of and for the years ended May 29, 2022 and May 30, 2021 (“Prior Financial Statements”), as well as the interim periods within those fiscal years and interim periods within fiscal year 2023, in the fiscal year 2023 Annual Report on Form 10-K (the “Restatement”). The Restatement results from the identification of errors related to the accounting for net realizable value of its inventory, capitalized interest for construction in progress, revenue and cost of goods sold, and reclassification of the presentation of certain operating costs and expenses of continuing operations and discontinued operations. The restatement also includes previously unrecorded adjustments, including out of period errors, being recorded in the correct accounting period. Impacts for periods prior to fiscal year 2021 have been accumulated and presented as an adjustment to the beginning balance of retained earnings for the May 30, 2021 fiscal year.
The Company has assessed the materiality of these errors in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 99 (“SAB”), Materiality and SAB No. 108, Quantifying Financial Statement Misstatements, and has concluded that the errors are material to the financial statements and therefore the Prior Financial Statements should be restated.
For a more detailed description of the financial impact of the restatements of the Non-Reliance Periods, see Note 13 - Correction of Errors in Previously Reported Fiscal Year 2022 and 2021 Annual Financial Statements and Note 14 – Unaudited Quarterly Consolidated Financial Information included in Part IV, Item 15 of this Annual Report on Form 10-K.

2.    Convertible Preferred Stock

On January 9, 2023, the Company issued an aggregate of 38,750 shares of the Series A Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”), all of which are convertible into shares of Common Stock at the election of the holders of the Convertible Preferred Stock, subject to the exchange and beneficial ownership limitations described below. The Convertible Preferred Stock ranks senior to the Company’s Common Stock with respect to dividends, distributions and payments on liquidation, winding-up and dissolution. Upon issuance, the shares of the Convertible Preferred Stock are fully paid and non-assessable, which means that its holders have paid their purchase price in full and are not required to pay additional funds. The Company recorded the Convertible Preferred Stock net of issuance costs of $0.7 million. The issuance costs are being accounted for similar to a discount on the Convertible Preferred Stock that is being reduced over the period ending June 29, 2026 (using the effective interest method) as a charge to additional paid in capital.

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

Liquidation and Redemption

Upon a liquidation, dissolution, winding up or change of control of the Company, each share of Convertible Preferred Stock will be entitled to receive an amount per share of Convertible Preferred Stock equal to the greater of (i) the purchase price paid by the purchaser at issuance, plus all accrued and unpaid dividends (the “Liquidation Preference”) and (ii) the amount that the holder of Convertible Preferred Stock (each, a “Holder” and collectively, the “Holders”) would have been entitled to receive at such time if the Convertible Preferred Stock had been converted into Common Stock immediately prior to such liquidation event. Upon certain bankruptcy events, the Company is required to pay to each Holder an amount in cash equal to the Liquidation Preference being redeemed. From and after the Applicable Date, each Holder shall have the right to require the Company to redeem all or any part of such Holder’s Convertible Preferred Stock for an amount equal to the Liquidation Preference. At the time of a redemption, if the Company does not have sufficient funds to redeem any preferred shares submitted for redemption, each holder is entitled to receive interest on the unpaid portion of the redemption at 1% per month until fully paid (the “1% contingent interest”). As of May 28, 2023, the aggregate liquidation preference of the Convertible Preferred Stock approximated $39.3 million.

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

Registration Rights Agreement

On January 9, 2023, in connection with the issuance of the Convertible Preferred Stock, the Company and the Holders also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company granted the Holders certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Convertible Preferred Stock. The Registration Rights Agreement contains monetary penalties if the registration statement is not declared effective by the SEC within 90 days of the issuance of the Convertible Preferred Stock on January 9, 2023, or if earlier, the fifth business day after the SEC notifies the Company that the registration statement is not subject to further review. The Registration Rights Agreement also contains monetary penalties if the Company fails to maintain the effectiveness of the registration statement once deemed effective by the SEC. As of May 28, 2023, the Company has accrued $0.5 million in monetary penalties under the Registration Rights Agreement that was paid in June 2023. As of the date of this Annual Report on Form 10-K, the Company has incurred $2.0 million in monetary penalties under the Registration Rights Agreement due to delinquent filing of the annual and quarterly reports with the SEC.

Classification

The Convertible Preferred Stock is redeemable by the holders after June 29, 2026. Accordingly, the Convertible Preferred Stock is redeemable contingent upon the occurrence of an event that is not probable. As a result, the Company has presented the Convertible Preferred Stock outside of permanent equity. The Convertible Preferred Stock was recorded at its issuance date fair value of the net proceeds raised and will not require subsequent measurement until it becomes probable of being redeemable.

The Company recorded proceeds of $38.8 million, net of costs associated with the issuance of the Convertible Preferred Stock of $0.7 million, totaling $38.1 million. The discount to the proceeds arising from issuance costs is being amortized up to its full redemption value through June 29, 2026. As of May 28, 2023, the Company recorded PIK dividends of $1.2 million and accretion of discount of $0.1 million as a reduction to Additional Paid in Capital and an increase to the Convertible Preferred Stock balance to $39.3 million. As of May 28, 2023, there were approximately 39,000 shares of Convertible Preferred Stock outstanding.

3.    Property and Equipment
Property and equipment consists of the following (in thousands):

	Years of Useful Life			Year Ended
				May 28, 2023	May 29, 2022
					As Restated
Land				$3,739	$3,710
Buildings	15	-	40	60,688	58,359
Leasehold improvements	3	-	15	4,019	4,019
Computers, capitalized software, machinery, equipment and autos	3	-	25	75,181	70,462
Furniture and fixtures	3	-	7	2,182	2,091
Construction in process				45,587	26,892
Gross property and equipment				191,396	165,533
Less accumulated depreciation and amortization				(57,006)	(46,863)
Property and equipment, net				$134,390	$118,670

Depreciation and amortization expense for property and equipment for the fiscal years ended May 28, 2023, May 29, 2022 and May 30, 2021 was $10.3 million, $7.1 million and $5.3 million, respectively. Amortization related to finance leases, which is included in depreciation expense, was $0.1 million for the fiscal years ended May 28, 2023, May 29, 2022, and May 30, 2021.

During fiscal years 2023, 2022 and 2021, the Company capitalized $0.4 million, $0.3 million, and $0.4 million in software development costs, respectively. Amortization related to capitalized software was $0.5 million, $0.4 million, and $0.4 million for fiscal years ended May 28, 2023, May 29, 2022 and May 30, 2021, respectively. The unamortized computer software costs as of May 28, 2023 and May 29, 2022 were $1.8 million and $1.8 million, respectively. Capitalized interest on construction projects was $3.6 million, $2.1 million, and $1.8 million for fiscal years ended May 28, 2023, May 29, 2022 and May 30, 2021, respectively.

The Company recorded an impairment of property and equipment related to the Curation Foods Santa Maria Office leasehold improvements of $3.7 million and an impairment of property and equipment related to Yucatan of $11.9 million for the year ended May 29, 2022, which are recorded in Loss on discontinued operations on the Consolidated Statements of Operations. There were no impairments to Property & Equipment for the year ended May 28, 2023.

Assets Held for Sale

In May 2022 the Board of Directors approved a plan to sell the assets of Curation Foods’ BreatheWay packaging technology business. The $1.0 million carrying value of these assets ($0.9 million of inventory and $0.1 million net book value of property and equipment) are included in Prepaid expenses and other current assets on the Consolidated Balance Sheets as of May 29, 2022, and were classified as assets held for sale. There was no impairment recorded in fiscal year 2022. These assets were sold in fiscal year 2023 for gross proceeds of $3.1 million and for a gain of $2.1 million.

4.    Goodwill and Intangible Assets
Goodwill
Goodwill was $13.9 million as of both May 28, 2023 and May 29, 2022. There were no changes in goodwill during fiscal years 2023 and 2022. We have determined that Lifecore is the appropriate reporting unit for testing goodwill for impairment.
Intangible Assets
As of May 28, 2023 and May 29, 2022, the Company's intangible assets consisted of the following (in thousands):

		May 28, 2023		May 29, 2022
	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships
Lifecore	12	$3,700	$3,700	$3,700	$3,700
Total customer relationships		$3,700	$3,700	$3,700	$3,700
Trademarks/tradenames
Lifecore		$4,200	$—	$4,200	$—
Total trademarks/tradenames		$4,200	$—	$4,200	$—
Total intangible assets		$7,900	3,700	$7,900	$3,700

Amortization expense related to finite-lived intangible assets was $0.3 million for both fiscal year 2022 and 2021. There was no amortization expense during fiscal year 2023. As the finite-lived intangible assets are fully amortized as of May 28, 2023, there is no future amortization expense.

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
The Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Awards under the Plan will be evidenced by an agreement with the Plan participants and 2.0 million shares of the Company’s Common Stock (“Shares”) were initially available for award under the Plan. Under the Plan, no recipient may receive awards during any fiscal year that exceeds the following amounts: (i) stock options covering in excess of 500,000 Shares in the aggregate; (ii) stock grants and stock units covering in excess of 250,000 Shares in the aggregate; or (iii) stock appreciation rights covering more than 500,000 Shares in the aggregate. In addition, awards to non-employee directors are discretionary. However, a non-employee director may not be granted awards in excess of an aggregate fair market value of $120,000 during any fiscal year. The exercise price of the options is the fair market value of the Company’s Common Stock on the date the options are granted. As of May 28, 2023, 2,302,740 options to purchase shares and restricted stock units (“RSUs”) were outstanding.
On October 10, 2013, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2013 Plan became effective and replaced the Company’s 2009 Stock Incentive Plan. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates were eligible to participate in the 2013 Plan. The 2013 Plan provided for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. Under the 2013 Plan, 2.0 million shares were initially available for awards and as of May 28, 2023, 408,375 options to purchase shares and RSUs were outstanding.
At May 28, 2023, the Company had 4.2 million common shares reserved for future issuance under the Company’s stock incentive plans.
Convertible Preferred Stock
The Company has authorized 2.0 million shares of convertible preferred stock, and as of May 28, 2023 and May 29, 2022 has 38,750 and 0 shares, respectively, of convertible preferred stock outstanding.
Grant Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of stock option awards. The use of an option pricing model requires the Company to make estimates and assumptions, including the expected stock price volatility, expected life of option awards, risk-free interest rate, and expected dividend yield which have a significant impact on the fair value estimates. As of May 28, 2023, May 29, 2022 and May 30, 2021, the fair value of stock option grants were estimated using the following weighted average assumptions:

	Year Ended
	May 28, 2023	May 29, 2022	May 30, 2021
Weighted-average grant date fair value	$3.38	$2.62	$2.37
Assumptions:
Expected life (in years)	3.50	2.80	3.36
Risk-free interest rate	3.14%	0.45%	0.23%
Volatility	39%	33%	33%
Dividend yield	—%	—%	—%

Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of May 28, 2023 and changes during the fiscal year then ended is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Total Intrinsic Value of Options Exercised	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at May 31, 2020	1,716,358	$12.15
Options granted	682,600	$9.66
Options forfeited	(127,714)	$9.93
Options expired	(437,227)	$13.42
Options outstanding at May 30, 2021	1,834,017	$11.07
Options granted	803,000	$11.79
Options exercised	(161,415)	$9.69	$304,211
Options forfeited	(205,746)	$10.96
Options expired	(322,170)	$13.31
Options outstanding at May 29, 2022	1,947,686	$11.13
Options granted	743,050	$10.51
Options exercised	(15,474)	$9.57	$12,069
Options forfeited	(61,900)	$10.69
Options expired	(239,037)	$12.08
Options outstanding at May 28, 2023	2,374,325	$10.88		3.94	$—
Options exercisable at May 28, 2023	1,470,091	$11.01		2.64	$—

A summary of the Company’s restricted stock unit award activity as of May 28, 2023 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value Per Share
Restricted stock units/awards outstanding at May 31, 2020	469,548	$11.24
Granted	188,225	$10.13
Vested	(146,197)	$11.69
Forfeited	(31,180)	$10.60
Restricted stock units/awards outstanding at May 30, 2021	480,396	$10.71
Granted	105,858	$11.98
Vested	(228,568)	$11.41
Forfeited	(63,087)	$10.70
Restricted stock units/awards outstanding at May 29, 2022	294,599	$10.55
Granted	336,186	$9.59
Vested	(214,494)	$10.79
Forfeited	(79,500)	$9.43
Restricted stock units/awards outstanding at May 28, 2023	336,791	$9.70

Stock-Based Compensation Expense
The following table summarizes the stock-based compensation by statement of operations line item:

	Year Ended
(in thousands)	May 28, 2023	May 29, 2022	May 30, 2021
Continuing operations:
Cost of sales	$404	$314	$348
Research and development	193	202	223
Selling, general and administrative	3,015	2,126	2,734
Discontinued Operations	—	(34)	55
Total stock-based compensation	$3,612	$2,608	$3,360

As of May 28, 2023, there was $4.2 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s stock incentive plans. Total expense is expected to be recognized over the weighted-average period of 1.80 years for stock options and 1.36 years for restricted stock unit awards.
Stock Repurchase Plan
On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10.0 million of the Company’s Common Stock. The Company may repurchase its Common Stock from time to time in open-market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate the Company to acquire any amount of its Common Stock and the program may be modified, suspended or terminated at any time at the Company’s discretion without prior notice. During fiscal years 2023, 2022 and 2021, the Company did not repurchase any shares.

6.    Debt
Prior Term Loan Facility
On December 31, 2020, the Company refinanced its previously existing term loan and revolving credit facility by entering into (i) a credit agreement with Goldman Sachs Specialty Lending Group, L.P. (“Goldman”) and Guggenheim Credit Services, LLC (“Guggenheim”), as lenders, which provided the Company, Curation Foods and Lifecore, as co-borrowers, with term loan borrowings of up to $170.0 million (the “Prior Term Loan Facility”), and (ii) a credit agreement with BMO Harris Bank, N.A. (“BMO”) as lender, which provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $75.0 million revolving line of credit (the “Revolving Credit Facility” and together with Prior Term Loan Facility, the “Credit Facilities”). The Revolving Credit Facility is, and the Prior Term Loan Facility was, guaranteed, and secured by, substantially all of the Company’s and the Company’s direct and indirect subsidiaries’ assets.
In April 2022, the Company amended the Credit Facilities to make available an additional $20.0 million of term debt that had been previously repaid. In connection with this amendment, the Company incurred debt issuance costs from the lender of $0.7 million.
On January 9, 2023, the Company entered into further amendments to the Credit Facilities to, among other things, provide for the limited waiver from events of default under the Credit Facilities related to certain financial covenant requirements, as well as a waiver of certain existing terms and covenants under the Prior Term Loan, including with respect to the fixed coverage ratio leverage ratio and minimum liquidity covenants, 2% increase of annual interest rate, which was payable in kind, and a one-time amendment fee in an amount equal to 3% of the principal amount as of January 9, 2023. This amendment also reduced the maximum commitment under the Revolving Credit Facility from $75.0 million to $60.0 million, which was further reduced to $40.0 million upon the sale of Yucatan.
The Prior Term Loan Facility would have matured on December 31, 2025. The Revolving Credit Facility matures on December 31, 2025.
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
In connection with the January 2023 amendments to the Credit Facilities, the Company incurred debt issuance costs from the lender and third-parties of $4.2 million (comprised of $1.1 million in cash and $3.1 million paid-in-kind) and $62.5 thousand, respectively, during the year ended May 28, 2023.
Refinancing Transactions
Loss on Debt Extinguishment
On May 22, 2023, the Company entered into the New Term Loan Credit Facility (as defined below) with Alcon. The proceeds of this New Term Loan Credit Facility were used to repay the Prior Term Loan Facility in its entirety. In connection with the New Term Loan Credit Facility, the Company recorded a loss on debt extinguishment in the consolidated statement of operations amounting to $23.7 million, comprised of a prepayment penalty of $12.9 million, write-off unamortized deferred financing fees related to the Prior Term Loan Credit Facility of $7.5 million and third-party fees of $3.3 million.
New Term Loan Credit Facility
On May 22, 2023, the Company, Curation and Lifecore Biomedical (together with the Company and Curation, the “Borrowers”), certain of the Company’s other subsidiaries, as guarantors, and Alcon, as administrative agent, collateral agent and lender, entered into that certain Credit and Guaranty Agreement (the “New Term Loan Credit Facility”). The New Term Loan

Credit Facility refinanced in full all obligations of the Borrowers and their subsidiaries under the Prior Term Loan Credit Facility, which was terminated upon the entry into the New Term Loan Credit Facility and all noncompliance with debt covenants was thereby cured. Prior to the New Term Loan Credit Facility and continuing, Alcon was/is a significant customer of the Company.
The New Term Loan Credit Facility provides for up to $142.3 million in term loans, subject to certain adjustments based on the post-closing adjustments to the Purchase Price (as defined in the Equipment Sale and Leaseback Agreement, defined below), which were funded in full on May 22, 2023. The obligations under the New Term Loan Credit Facility mature on May 22, 2029. The New Term Loan Credit Facility is secured by the same collateral that secures the Revolving Credit Facility, with relative priorities in respect thereof, as set forth in the Intercreditor Agreement (as defined below).
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
The Company identified a number of embedded derivatives that require bifurcation from the New Term Loan Credit Facility that were separately accounted for in the consolidated financial statements as one compound derivative liability. Certain of these embedded features include change in control provisions, events of default and contingent rate increases and were determined to qualify as an embedded derivative under ASC 815-40. The embedded derivative and the New Term Loan Credit Facility obligation have been netted to result in a net embedded derivative liability and is classified as a Level 3 financial liability in the fair value hierarchy as of May 28, 2023. The fair value of the embedded derivative liabilities associated with the term loans was estimated using the discounted cash flow method under the income approach. This involves significant Level 3 inputs and assumptions including an estimated probability and timing of a change in control and events of default. The Company will re-evaluate this assessment each reporting period and record any gains or losses in other income (expense). The initial recognition of the embedded derivative liability upon issuance of the New Term Loan Credit Facility on May 22, 2023 was $64.9 million and is recorded as a reduction the term loan obligation in the consolidated Balance Sheets. Amortization of the debt discount is based on the effective interest method over the term of the debt. The amortization of the debt discount between the issuance of May 22, 2023 and May 28, 2023 amounted to $0.1 million. At May 28, 2023, the fair value of the embedded derivative liability approximated the fair value upon issuance.
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

In connection with the entry into the Revolving Loan Amendment, the Company also agreed to pay to BMO an amendment fee of $1.2 million, $0.8 million of which is paid concurrently with the Company’s entry into the Revolving Loan Amendment. The remaining $0.4 million obligation is payable at the earlier of (i) repayment in full of the Company’s obligations, and termination of all commitments, under the Revolving Credit Facility and (ii) the occurrence of a Change of Control (as defined in the Revolving Credit Facility). The Company will accrete the remaining amendment fee over the life of the credit facility. In connection with the entry into the Revolving Loan Amendment, the Company recorded $1.2 million of debt origination costs.
BMO and Alcon also entered into an intercreditor agreement regarding their relative rights, as lenders, in the assets of the Company and its subsidiaries that serve as collateral for their respective credit facilities (the “Intercreditor Agreement”).
As the Company's borrowings under the Amended Loan Amendments for the next twelve months will increase to above the $16.8 million as of the balance sheet date, and scheduled repayments is not due until December 31, 2025, we have determined the line of credit to be classified as a long-term liability as of May 28, 2023.

Equipment Sale and Leaseback Agreements
On May 22, 2023, the Company entered into that certain Equipment Sale and Leaseback Agreement (the “Equipment Sale and Leaseback Agreement”), dated May 22, 2023, with Alcon, wherein the Company sold $10.0 million (subject to certain post-closing adjustments) (the “Purchase Price”) of certain equipment, machinery, and other property associated with the production of sodium hyaluronate (the “Equipment”) to Alcon. The Equipment Sale Leaseback Agreement contains an option for the Company to repurchase the Equipment upon the earlier of (i) seven (7) years and (ii) the expansion of the Company’s existing production capacity with respect to sodium hyaluronate, for a purchase price equal to the Purchase Price, less the aggregate of all Paydown Payments (as defined in the Equipment Lease Agreement). The Purchase Price was subsequently reduced to $7.7 million based on the fair value of the equipment, as required by the terms of the Equipment Sale and Leaseback Agreement. The difference of $2.3 million between the initial sales value of $10.0 million and the $7.7 million was added to the term loan agreement, which resulted in a term loan amount of $142.3 million and the proceeds to Lifecore across the two agreements did not change.
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
During the lease term, the Company is obligated to make quarterly rental payments to Alcon equal to (i) 1/40th of the Purchase Price (the “Paydown Payments”), plus (ii) 1.5% times the Purchase Price less cumulative Paydown Payments made. The Company concluded that the Equipment Sale and Leaseback Agreement did not meet the requirements for sale-leaseback accounting, therefore the carrying value of the equipment remains on the balance sheet and the $7.7 million Purchase Price (as adjusted) of the equipment sale finance obligation (the “Equipment Sale Finance Liability”) has been classified in Long Term debt.
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
As of May 28, 2023, the Company had $16.8 million in borrowings outstanding under the Revolving Credit Facility, at an effective annual interest rate of 12.16%. As of May 28, 2023, the Company had $142.5 million in borrowings outstanding under the New Term Loan Facility, at an effective annual interest rate of 10.0%.
As of May 28, 2023, the Company was in compliance with all financial covenants under the New Term Loan Facility and Revolving Credit Facility. The Company obtained a waiver for the timing of delivery of financial statements and certain amendments to the credit agreements from both of their lenders. See Note 15, Subsequent Events, for further discussion.

Long-term debt consists of the following as of May 28, 2023 and May 29, 2022 (in thousands):

	May 28, 2023	May 29, 2022
Term loan	$142,503	$103,712
Equipment sale finance liability	7,730	—
Total principal amount of long-term debt	150,233	103,712
Less: unamortized debt discount (2023) / Less: unamortized debt issuance costs (2022)	(605)	(5,534)
Less: debt discount	(64,792)	—
Total long-term debt, net of unamortized debt issuance costs	84,836	98,178
Less: current portion of long-term debt, net	(580)	(98,178)
Long-term debt, net	$84,256	$—

The future minimum principal payments of the Company’s term loan and equipment sale finance liability for each year presented are as follows (in thousands), excluding forecasted cash and paid-in-kind interest:

Fiscal year 2024	$580
Fiscal year 2025	773
Fiscal year 2026	773
Fiscal year 2027	773
Fiscal year 2028	773
Thereafter	146,561
Total	$150,233

7.    Income Taxes

The (benefit) provision for income taxes from continuing operations consisted of the following:

(in thousands)	Year Ended
	May 28, 2023	May 29, 2022	May 30, 2021
		As Restated	As Restated
Current:
Federal	$(1)	$—	$(38)
State	55	23	74
Foreign	—	356	56
Total	54	379	92

Deferred:
Federal	234	(4,936)	(5,983)
State	20	(654)	(459)
Total	254	(5,590)	(6,442)
Income tax provision (benefit)	$308	$(5,211)	$(6,350)

The actual (benefit) provision for income taxes from continuing operations differs from the statutory U.S. federal income tax rate as follows:

(in thousands)	Year Ended
	May 28, 2023	May 29, 2022	May 30, 2021
		As Restated	As Restated
Tax at U.S. statutory rate (1)	$(13,932)	$(4,344)	$(6,256)
State income taxes, net of federal benefit	(1,805)	(638)	(830)
Change in valuation allowance	19,461	(1,065)	2,597
Tax credit carryforwards	(611)	(436)	(606)
Other compensation-related activity	283	234	249
Impairment of goodwill	—	2,347	—
Foreign rate differential	(2,749)	(496)	(1,414)
Other	(339)	(813)	(90)
Income tax provision (benefit)	$308	$(5,211)	$(6,350)
(1) Statutory rate was 21.0% for fiscal year 2023, 2022 and 2021.

The effective tax rate for fiscal year 2023 changed from a tax benefit of 25.19% to a tax provision of 0.48% in comparison to fiscal year 2022 after adjustment for discontinued operations. The decrease in the effective tax rate for fiscal year 2023 was primarily due to a significant valuation allowance increase and the impairment of Yucatan goodwill. The income tax (provision) benefit from discontinued operations for fiscal years 2023, 2022, and 2021 of $0.0 million, $0.7 million, and $1.4 million are not included in the above income tax benefit from continuing operations.

The effective tax rate for fiscal year 2022 changed from a tax provision benefit of 21.32% to a tax provision benefit of 25.19% in comparison to fiscal year 2021 after adjustment for discontinued operations. The increase in the income tax benefit for fiscal year 2022 was primarily due to significant decrease in the Company’s loss before tax from continuing operations, and the decrease in change in valuation allowance which offsets the impairment of Yucatan goodwill.

Significant components of deferred tax assets and liabilities reported in the accompanying Consolidated Balance Sheets consisted of the following:

(in thousands)	Year Ended
	May 28, 2023	May 29, 2022
		As Restated
Deferred tax assets:
Accruals and reserves	$1,798	$1,753
Net operating loss carryforwards	44,618	28,957
Stock-based compensation	984	880
Research and AMT credit carryforwards	6,269	5,611
Lease liability	1,843	2,874
Limitations on business interest expense	8,614	3,504
Goodwill and other indefinite life intangibles	—	2,745
Other	434	752
Gross deferred tax assets	64,560	47,076
Valuation allowance	(52,510)	(36,531)
Net deferred tax assets	12,050	10,545

Deferred tax liabilities:
Depreciation and amortization	(10,526)	(8,594)
Goodwill and other indefinite life intangibles	(877)	—
Right of use asset	(1,027)	(2,077)
Deferred tax liabilities	(12,430)	(10,671)
Net deferred tax liabilities	$(380)	$(126)

The effective tax rates for fiscal years 2023 and 2022 differ from the blended statutory federal income tax rate of 21% as a result of several factors, including the change in valuation allowance related with federal, state and foreign deferred balances, foreign rate differential, change in ending state deferred blended rate, impairment of goodwill and intangibles, and the benefit of federal and state research and development credits.
As of May 28, 2023, the Company had federal, California, Indiana, and other state net operating loss carryforwards of approximately $171.8 million, $70.7 million, $33.7 million, and $33.1 million respectively. These losses expire in different periods through 2032, if not utilized. The Company acquired additional net operating losses through the acquisition of Greenline. Utilization of these acquired net operating losses in a specific year is limited due to the “change in ownership” provision of the Internal Revenue Code of 1986 and similar state provisions. The net operating losses presented above for federal and state purposes is net of any such limitation.
As of May 28, 2023, the Company has federal, California, and Minnesota research and development tax credit carryforwards of approximately $3.3 million, $2.2 million, and $1.7 million, respectively. The research and development tax credit carryforwards have an unlimited carryforward period for California purposes, 20-year carryforward for federal purposes, and 15-year carryforward for Minnesota purposes.
Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. Based on this analysis and considering all positive and negative evidence, we determined that as of May 28, 2023, a valuation allowance of federal $41.1 million, and state $11.7 million should be recorded as a result of uncertainty around the utilization of federal and state net operating losses, and federal capital loss carryforward.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	Year Ended
	May 28, 2023	May 29, 2022	May 30, 2021
		As Restated	As Restated
Unrecognized tax benefits – beginning of the period	$1,041	$958	$836
Gross increases – prior-period tax positions	16	—	—
Gross increases – current-period tax positions	116	83	122
Unrecognized tax benefits – end of the period	$1,173	$1,041	$958

As of May 28, 2023, the total amount of net unrecognized tax benefits is $1.2 million, of which, $1.0 million, if recognized, would affect the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest is not material as of May 28, 2023. The Company does not expect its unrecognized tax benefits to decrease within the next twelve months.
Due to tax attribute carryforwards, the Company is subject to examination for tax years 2013 forward for U.S. tax purposes. The Company was also subject to examination in various state jurisdictions for tax years 2012 forward, none of which were individually material.

8.    Leases
Operating Leases
The Company has entered into various non-cancellable operating lease agreements for manufacturing and distribution facilities, equipment and office space. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through fiscal year 2033. Certain of these leases have renewal options.
Finance Leases
On September 3, 2015, Lifecore leased an 80,950 square foot building in Chaska, MN, two miles from its current facility. The initial term of the lease was seven years with two five-year renewal options. In December 2022, Lifecore exercised one of the options to renew the lease for an additional five years. The lease contains a buyout option at any time during the renewal period with the purchase price equal to the mortgage balance on the lessor’s loan secured by the building. Gross assets recorded under finance leases, included in property and equipment, net, were $3.9 million and $3.8 million as of May 28, 2023 and May 29, 2022, respectively. Accumulated amortization associated with finance leases was $0.8 million and $0.7 million as of May 28, 2023 and May 29, 2022, respectively. The monthly lease payment was initially $34,000 and increases by 2.4% per year. Lifecore and the lessor made capital improvements prior to occupancy and thus the lease did not become effective until January 1, 2016. Lifecore is currently using the building for warehousing and final packaging.

The components of lease cost were as follows:

	Year Ended	Year Ended
(In thousands, except term and discount rate)	May 28, 2023	May 29, 2022
Finance lease cost:
Amortization of leased assets	$119	$113
Interest on lease liabilities	351	335
Operating lease cost	1,286	1,046
Variable lease cost and other	600	406
Sublease income	(53)	(90)
Total lease cost	$2,303	$1,810

Weighted-average remaining lease term:
Operating leases	7.69	8.54
Finance leases	4.57	0.59
Weighted-average discount rate:
Operating leases	4.60%	4.61%
Finance leases	11.40%	10.01%

The Company’s leases have original lease periods ending between 2023 and 2033. The Company’s maturity analysis of operating and finance lease liabilities as of May 28, 2023 are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2024	$1,467	$492	$1,959
2025	1,217	496	1,713
2026	1,228	505	1,733
2027	1,234	517	1,751
2028	1,145	2,874	4,019
Thereafter	2,647	—	2,647
Total lease payments	8,938	4,884	13,822
Less: interest	(1,296)	(1,547)	(2,843)
Present value of lease liabilities	7,642	3,337	10,979
Less: current obligation of lease liabilities	(1,147)	(123)	(1,270)
Total long-term lease liabilities	$6,495	$3,214	$9,709

Supplemental cash flow information related to leases are as follows:

	Year Ended	Year Ended
(in thousands)	May 28, 2023	May 29, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,067	$1,578
Operating cash flows from finance leases	351	335
Financing cash flows from finance leases	96	129
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$83	$37
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

As disclosed in Note 13 - Restructuring Costs, impairments of our operating lease right-of-use assets were recorded in Restructuring cost in the accompanying Consolidated Statements of Operations for the years ended May 28, 2023 and May 29, 2022. During the years ended May 28, 2023 and May 29, 2022, the Company recorded impairments related to the Curation Foods Santa Maria office lease of $0.6 million and $1.6 million, respectively, and our Curation Foods Los Angeles, California office lease of $0.1 million and $0.4 million, respectively.

9.     Commitments and Contingencies
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
Claims Alleging Unfair Labor Practices
Curation Foods was previously the target of a union organizing campaign which had included three unsuccessful attempts to unionize Curation Foods’ formerly owned Guadalupe, California processing plant. The campaign had involved a union and over 100 former and current employees of Pacific Harvest, Inc. and Rancho Harvest, Inc. (collectively “Pacific Harvest”), Curation Foods’ former labor contractors at its Guadalupe, California processing facility, bringing legal actions before various state and federal agencies, the California Superior Court, and initiating over 100 individual arbitrations against Curation Foods and Pacific Harvest.
The legal actions consisted of various claims, all of which were settled in fiscal year 2017. Under the settlement agreement, the plaintiffs were to be paid in three installments. The Company and Pacific Harvest each agreed to pay one half of the settlement payments. The Company paid the entire first two installments and Pacific Harvest agreed to reimburse the Company for its $2.1 million portion. During the fiscal year 2020, the Company’s review for collectability concluded that a reserve of $1.2 million, representing the outstanding balance, would be recorded. The Company makes ongoing estimates relating to the collectability of receivables. A reserve is established for any note when there is reasonable doubt that the principal or interest will be collected in full. The Company may write off uncollectable receivables after collection efforts are exhausted. The Company’s conclusion regarding collectability changed as a result of Pacific Harvest communicating their refusal to pay combined with their bringing claims against the Company. During the fiscal year ended May 30, 2021, the Company agreed to discharge Pacific Harvest from the $1.2 million receivable as part of a settlement agreement with Pacific Harvest (see other litigation matters section below for additional information).
Compliance Matters
On December 1, 2018, the Company acquired all of the voting interests and substantially all of the assets of Yucatan (the “Yucatan Acquisition”), which owns a guacamole manufacturing plant in Mexico called Procesadora Tanok, S de RL de C.V. (“Tanok”).
On October 21, 2019, the Company retained Latham & Watkins, LLP to conduct an internal investigation relating to potential environmental and Foreign Corrupt Practices Act (“FCPA”) compliance matters associated with regulatory permitting at the Tanok facility in Mexico. The Company subsequently voluntarily self-disclosed to the SEC and the U.S. Department of Justice (“DOJ”) the conduct under investigation, and these agencies commenced an investigation. The Company also disclosed the conduct under investigation to the Office of the Attorney General in Mexico, which in December 2021 decided (a) that Curation Foods, Inc., did not commit or participate in the criminal conduct disclosed, (b) no criminal action would be taken against Curation Foods, Inc., (c) that no criminal liability was established against Tanok and Yucatan after they were acquired by Curation Foods, Inc., and (d) the decisions do not apply to any individuals who may be responsible for misconduct. The Company also disclosed the misconduct to other regulators in Mexico. The Company continues to cooperate in the government investigations and requests for information. The Company is negotiating a potential resolution of DOJ’s investigation. The conduct at issue began prior to the Yucatan Acquisition, and the agreement for the Yucatan Acquisition provides the Company with certain indemnification rights that may allow the Company to recover the cost of a portion of the liabilities that have been and may be incurred by the Company in connection with these compliance matters. On September 2, 2020, one of the former owners of Yucatan filed a lawsuit against the Company in Los Angeles County Superior Court for breach of employment agreement, breach of contract, breach of holdback agreement, declaratory relief and accounting, and related claims. The Plaintiff seeks over $10 million in damages, including delivery of shares of his stock held in escrow for the indemnification claims described above. On November 3, 2020, the Company filed an answer and cross-complaint against the Plaintiff and other former equity holders of Yucatan for fraud, indemnification, and other claims, and seeking no less than $80 million in damages. The Company has since reached settlements with several of the cross-defendants, pursuant to which the settling cross-defendants agreed that certain of the shares of stock they received when the Company acquired Yucatan be sold and the proceeds paid to the Company. The matter is proceeding against the Plaintiff and the remaining cross-defendants.
On November 16, 2023, the Company and the U.S. Department of Justice (the “DOJ”) executed a letter (“Declination Letter”) in which the DOJ has declined to prosecute the Company for violations of the Foreign Corrupt Practices Act (the “FCPA”) involving the Company’s formerly-held subsidiary, Yucatan Foods L.P. (“Yucatan”). Pursuant to the Declination Letter, in connection with the DOJ’s declination to prosecute, the Company has agreed to pay disgorgement in the amount of $406,505, and to continue to fully cooperate with any ongoing government investigations and any prosecutions that might result in the future.
At this stage, the ultimate outcome of these or any other investigations, legal actions, or potential claims that may arise from the matters under investigation is uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of net loss after indemnification, or its effect, if any, on its financial statements. Separately, there are indemnification provisions in the purchase agreement that may allow the Company to recover costs for breach of the purchase agreement from the seller. Because recovery of amounts is contingent upon a legal settlement, no amounts have been recorded as recoverable costs through May 28, 2023.
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
SEC Subpoena
The Chicago Regional Office of the SEC has issued a subpoena to the Company seeking documents and information concerning the Restatement. The Company is in the process of responding to the subpoena and intends to cooperate with the SEC. We cannot predict the duration or outcome of this matter at this time.
Other Litigation Matters
On February 14, 2020, a complaint was filed against the Company, Curation Foods, the Company’s CEO at the time, Albert Bolles, the Company’s former CFO Gregory Skinner, and other defendants in Santa Barbara County Superior Court, entitled Pacific Harvest, Inc., et al. v. Curation Foods, Inc., et al. (No. 20CV00920). The case was brought by Pacific Harvest, Inc. (“Pacific”) and Rancho Harvest, Inc. (“Rancho”), two related companies that have provided labor and employee staffing services to Curation Foods. Among other things, Pacific and Rancho allege that Curation Foods wrongfully decreased its use of Pacific’s staffing services and misappropriated Pacific’s trade secrets when Curation Foods increased its use of another staffing company and transitioned Pacific’s employees to the other staffing company. Pacific and Rancho also allege that Curation Foods breached agreements between the parties related to a loan from Curation Foods, on which Pacific and Rancho have ceased making payments. Pacific Harvest and Rancho asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contracts and potential economic advantage, misappropriation of trade secrets under California’s Uniform Trade Secrets Act, business practices in violation of California Unfair Competition Law, fraud, defamation, violation of California Usury Law, breach of fiduciary duty, and declaratory relief regarding the parties’ rights and obligations under certain of the parties’ contracts. On March 15, 2021, the Company executed a settlement agreement related to this matter. In connection with the settlement agreement, the Company recorded a $1.8 million charge after considering the total settlement amount and insurance recoveries, and this amount is included in Legal settlement charge in the Consolidated Statements of Operations for the fiscal year ended May 30, 2021. The final settlement amount was paid to the plaintiffs by Curation Foods, its co-defendants, and insurers on April 14, 2021. Pursuant to the settlement agreement, the case was dismissed with prejudice on April 23, 2021.
In June of 2021 a complaint was filed against the company alleging multiple wage and hour claims. On June 6, 2022 the Company reached an agreement to settle all causes of action alleged by the Plaintiff under the California Labor Code, the California Business and Professionals Code, the applicable Wage Order, and the Private Attorneys General Act (the “PAGA”). In connection with the settlement agreement the Company recorded a $0.5 million charge, and this amount is included in Loss from discontinued operations costs in the Consolidated Statements of Operations for the fiscal year ended May 28, 2023.

10.    Business Segment Reporting
Lifecore Biomedical operates as one reportable segment, Lifecore, which is described in further detail below. This is based on the objectives of the business and how our chief operating decision maker (CODM), the President and Chief Executive Officer, monitors operating performance and allocates resources.
Change in Reportable Segments
The Company previously operated in principally two reportable segments, Lifecore and Curation, and disclosed Other which included corporate activities. During the fourth quarter of fiscal year 2023, in connection with the previously announced strategic shift and upon the sale of Yucatan and O Olive, the Company has ceased to operate the Curation Foods business. As a result, the Company changed the level of detail at which our CODM regularly reviews and manages the businesses, resulting in a change to our reportable segments. With the exit of the Curation Foods business, the “Curation” segment ceased to exist; and “Other”, which previously included corporate general, interest, income tax and other general and administrative expenses, was incorporated into the single “Lifecore” segment.
We now manage and report our operating results through one reportable segment: Lifecore. This change allows us to better align our business models, resources, and cost structure to the specific current and future growth of our business, while maintaining the necessary information and transparency to our stockholders. Our historical segment information has been recast to conform to the current segment structure.

11.    Discontinued Operations
As discussed in Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies - Discontinued Operations - O Olive Sale, Yucatan Disposition, BreatheWay Disposition and Eat Smart Disposition, during fiscal year 2023 we completed the O Olive Sale, Yucatan Disposition and BreatheWay Disposition, and during fiscal year 2022 we completed the Eat Smart Disposition. The accounting requirements for reporting the Eat Smart, Yucatan and O Olive businesses as discontinued operations were met when the Eat Smart Disposition, Yucatan Disposition and O Olive Sale were completed on each respective closing date. The BreatheWay Disposition did not meet the requirements for reporting the businesses as discontinued operations; therefore, the amounts are included in continuing operations for the years ended May 28 2023, May 29, 2022 and May 30, 2021 relate to BreatheWay. Accordingly, the consolidated financial statements and notes to the consolidated financial statements reflect the results of the Eat Smart, Yucatan and O Olive businesses as a discontinued operation for the periods presented.

The key components of loss from discontinued operations for the fiscal years ended May 28, 2023, May 29, 2022, and May 30, 2021 were as follows (in thousands):

	Year Ended
	May 28, 2023	May 29, 2022	May 30, 2021
		As Restated	As Restated
Product sales	$49,988	$261,311	$443,779
Cost of product sales	51,175	248,670	401,775
Gross profit	(1,187)	12,641	42,004
Operating costs and expenses:
Research and development	220	2,441	3,538
Selling, general and administrative	10,143	24,423	38,100
Impairment of goodwill and long-lived and indefinite-lived assets	1,300	78,146	—
Legal settlement charge	407	—	1,763
Loss on Sale of Eat Smart	—	336	—
Loss on Sale of Yucatan	20,663	—	—
Loss on Sale of O Olive	319	—	—
Gain on Sale of BreatheWay	—	—	—
Restructuring costs	1,255	6,542	3,935
Total operating costs and expenses	34,307	111,888	47,336
Operating loss	(35,494)	(99,247)	(5,332)
Dividend income	—	—	—
Interest expenses	—	(2,682)	(4,957)
Other expense, net	167	—	—
Loss from discontinued operations before taxes	(35,327)	(101,929)	(10,289)
Income tax benefit	—	690	1,432
Loss from discontinued operations, net of tax	$(35,327)	$(101,239)	$(8,857)
Cash provided by (used in) operating activities by the O Olive, Yucatan, and Eat Smart businesses totaled $0.1 million, $(13.6) million, and $22.0 thousand for the years ended May 28, 2023, May 29, 2022, and May 30, 2021, respectively.

Cash provided by (used in) investing activities from the O Olive, Yucatan, and Eat Smart businesses totaled $(42.0) thousand, $105.3 million, and $5.3 million for the years ended May 28, 2023, May 29, 2022, and May 30, 2021, respectively.

Depreciation and amortization expense of the O Olive, Yucatan, and Eat Smart businesses totaled $0.4 million, $7.6 million, and $11.2 million for the years ended May 28, 2023, May 29, 2022, and May 30, 2021, respectively.

Capital expenditures of the O Olive, Yucatan, and Eat Smart businesses totaled $42.0 thousand, $4.5 million, and $7.6 million for the years ended May 28, 2023, May 29, 2022, and May 30, 2021, respectively.

The carrying amounts of the major classes of assets and liabilities of O Olive and Yucatan businesses included in assets and liabilities of discontinued operations are as follows (in thousands):

May 29, 2022
As Restated
ASSETS
Cash and cash equivalents	$652
Accounts receivable, less allowance for credit losses	9,336
Inventories	26,012
Prepaid expenses and other current assets	3,310
Total current assets, discontinued operations	39,310
Property and equipment, net	3,896
Operating lease right-of-use assets	2,933
Trademarks/tradenames, net	4,500
Customer relationships, net	1,400
Other assets	113
Total other assets, discontinued operations	12,842
Total assets, discontinued operations	$52,152

LIABILITIES
Accounts payable	$2,850
Accrued compensation	297
Other accrued liabilities	939
Current portion of lease liabilities	658
Total current liabilities, discontinued operations	4,744
Long-term lease liabilities	2,325
Non-current liabilities, discontinued operations	2,325
Total liabilities, discontinued operations	$7,069

12.    Restructuring Costs
During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces and the sale of non-strategic assets.

The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of Operations for the fiscal year ended May 28, 2023:

(In thousands)	For the Year Ended
Year Ended May 28, 2023	May 28, 2023	May 29, 2022	May 30, 2021
		As Restated	As Restated
Asset write-off costs	$—	$3,127	$8,359
Employee severance and benefit costs	2,542	405	180
Lease costs	96	2,072	1,774
Other restructuring costs	1,546	2,755	3,042
Total restructuring costs	$4,184	$8,359	$13,355

Asset Write-off Costs

Asset write-off costs are costs related to impairment or disposal of property and equipment as part of the Company’s restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. These costs are included in restructuring costs within the Consolidated Statements of Operations.

In the fourth quarter of fiscal year 2020, the Company recognized a $1.9 million impairment loss related to BreatheWay equipment and an additional $1.9 million impairment loss related to BreatheWay equipment in the third quarter of fiscal year 2021, both as a result of our changing business model driven by our restructuring plan.

The Company leases its main office located in Santa Maria, California (the “Santa Maria Office”). During the third quarter of fiscal year 2022, the Company approved a plan to explore opportunities to sub lease its Santa Maria Office. The Santa Maria Office assets, included as lease hold improvements within property and equipment, net, had been designated as held for use within the Consolidated Balance Sheets as of May 29, 2022, as no finalized plan for disposition existed at the balance sheet date. The Company recognized a $5.3 million impairment loss, which is included in Restructuring costs within the Consolidated Statements of Operations ($3.7 million included in asset write-off costs related to lease hold improvements impairment and $1.6 million included in lease costs related to right-of-use asset impairment) for the year ended May 29, 2022. The Company executed a sub-lease in March 2023 with plans to sublease additional space within the first half of fiscal year 2024.

Employee Severance and Benefit Costs
Employee severance and benefit costs are costs incurred as a result of reduction-in-force driven by our restructuring plan and closure of offices and facilities. These costs were driven primarily by a reduction-in-force related to our Curation Foods business.

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

The restructuring plan has been substantially completed as of May 28, 2023. The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of Operations since inception of the restructuring plan in fiscal year 2020 through the fiscal year ended May 28, 2023, excluding discontinued operations:

(In thousands)	Total
Asset write-off costs	$13,893
Employee severance and benefit costs	4,099
Lease costs	4,114
Other restructuring costs	7,850
Total restructuring costs	$29,956

13.    Correction of Errors in Previously Reported Fiscal Year 2022 and 2021 Annual Financial Statements
The Company is restating (the “Restatement”) the previously issued consolidated financial statements as of and for the fiscal years ended May 29, 2022 (“FY22”) and May 30, 2021 (“FY21”) included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”), the Company’s unaudited consolidated financial statements as of and for the periods ending August 30, 2020, November 29, 2020, February 28, 2021, August 29, 2021, November 28, 2021, February 27, 2022, August 28, 2022, November 27, 2022 and February 26, 2023 included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC as presented in note 14. Unaudited Quarterly Consolidated Financial Information (collectively, the “Non-Reliance Periods”).
The following descriptions of the restatement adjustments within the respective Non-Reliance Periods exclude a description of errors previously identified and concluded as immaterial that were also corrected as part of the restatement. The more significant adjustments to the Lifecore segment financial statements, are described as follows:
1.The Company restated the Lifecore segment revenues and cost of sales in FY22 and FY21 to gross up revenues and cost of sales for certain performance obligations the Company acted as a principal in the arrangements.
2.The Company restated inventories and cost of sales to write down inventories to their net realizable value in FY22 and FY21 which reduced inventories and increased cost of sales during those periods.
3.The Company restated property and equipment and interest expense to record capitalized interest on assets under construction in FY22 and FY21 which increased property and equipment and reduced interest expense during those periods.
4.The Company restated FY21 opening retained earnings to account for the cumulative effect of the above restatements.
The more significant restatement adjustments to the Company’s former Curation Foods segment financial information is described as follows:
1.The Company restated FY21 opening retained earnings related to its former Curation Foods businesses non-current other receivables that were not collectable prior to the fiscal year periods presented in the consolidated FY23 financial statements.
2.The Company restated the presentation of certain operating costs and expenses of continuing operations and discontinued operations affecting FY22 and FY21.

In addition to the errors described above, the Company corrected certain items that were previously uncorrected and immaterial adjustments to prior periods, but are now being corrected as a part of the restatement.
Description of Annual Restatement Tables
The following tables present the impact of the restatement on our previously reported consolidated statements of operations, comprehensive loss, balance sheet, convertible preferred stock and stockholder’s equity (deficit), cash flows, and certain disclosures for the two years ended May 29, 2022, for which the values were derived from our Annual Report on Form 10-K for the fiscal year ended May 29, 2022 filed on September 14, 2022, as amended by Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended May 29, 2022 filed on March 16, 2023. The tables present the amounts as previously reported in the respective filings, adjustments to restate (restatement), as restated, and then reclassifications for discontinued operations to conform to the presentation in the consolidated financial statements as of and for the fiscal year ended May 28, 2023.

As of and for the year ended May 29, 2022

The effects of the restatement on the consolidated balance sheet as of May 29, 2022 are summarized in the following table:

	May 29, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
ASSETS
Current Assets:
Cash and cash equivalents	$1,643	$—	$1,643	$(652)	$991
Accounts receivable, net	48,172	(522)	47,650	(9,336)	38,314
Inventories	66,845	(4,833)	62,012	(26,012)	36,000
Prepaid expenses and other current assets	7,052	(1,689)	5,363	(3,310)	2,053
Current Assets, discontinued operations	—	—	—	39,310	39,310
Total Current Assets	123,712	(7,044)	116,668	—	116,668

Property and equipment, net	118,531	4,035	122,566	(3,896)	118,670
Operating lease right-of-use assets	8,580	(94)	8,486	(2,933)	5,553
Goodwill	13,881	—	13,881	—	13,881
Trademarks/tradenames, net	8,700	—	8,700	(4,500)	4,200
Customer relationships, net	1,400	—	1,400	(1,400)	—
Other assets	3,002	—	3,002	(113)	2,889
Non-current Assets, discontinued operations	—	—	—	12,842	12,842
Total Assets	$277,806	$(3,103)	$274,703	$—	$274,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,802	$—	$15,802	$(2,850)	$12,952
Accrued compensation	9,238	—	9,238	(297)	8,941
Other accrued liabilities	7,647	(229)	7,418	(939)	6,479
Current portion of lease liabilities	5,026	—	5,026	(658)	4,368
Deferred revenue	919	—	919	—	919
Line of credit	40,000	—	40,000	—	40,000
Current portion of long-term debt, net	98,178	—	98,178	—	98,178
Current liabilities, discontinued operations	—	—	—	4,744	4,744
Total Current Liabilities	176,810	(229)	176,581	—	176,581

Long-term lease liabilities	9,983	—	9,983	(2,325)	7,658
Deferred taxes, net	126	—	126	—	126
Other non-current liabilities	190	—	190	—	190
Non-current liabilities, discontinued operations	—	—	—	2,325	2,325
Total Liabilities	187,109	(229)	186,880	—	186,880

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized	30	—	30	—	30
Additional paid-in capital	167,352	—	167,352	—	167,352
Accumulated deficit	(76,099)	(2,874)	(78,973)	—	(78,973)
Accumulated other comprehensive loss	(586)	—	(586)	—	(586)
Total Stockholders’ Equity	90,697	(2,874)	87,823	—	87,823
Total Liabilities and Stockholders’ Equity	$277,806	$(3,103)	$274,703	$—	$274,703

The effects of the restatement on the consolidated statement of operations and comprehensive income (loss) for the year ended May 29, 2022 are summarized in the following table:

	Year ended May 29, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Product sales	$185,786	$40	$185,826	$(74,556)	$111,270
Cost of product sales	135,416	3,903	139,319	(67,115)	72,204
Gross profit	50,370	(3,863)	46,507	(7,441)	39,066
Operating costs and expenses:
Research and development	7,841	521	8,362	(523)	7,839
Selling, general and administrative	46,127	(395)	45,732	(11,073)	34,659
Impairment of goodwill and long-lived and indefinite-lived assets	46,089	—	46,089	(46,089)	—
Restructuring costs	8,961	(602)	8,359	—	8,359
Total operating costs and expenses	109,018	(476)	108,542	(57,685)	50,857
Operating (loss) income	(58,648)	(3,387)	(62,035)	50,244	(11,791)

Interest income	81	—	81	—	81
Interest expense	(17,357)	1,806	(15,551)	—	(15,551)
Transition services income	5,814	—	5,814	—	5,814
Other expense	641	119	760	—	760
Net (loss) income from continuing operations before taxes	(69,469)	(1,462)	(70,931)	50,244	(20,687)
Income tax benefit (provision)	5,945	(287)	5,658	(447)	5,211
Net (loss) income from continuing operations	(63,524)	(1,749)	(65,273)	49,797	(15,476)

Discontinued operations:
Loss from discontinued operations	(51,276)	(409)	(51,685)	(50,244)	(101,929)
Income tax benefit	121	122	243	447	690
Loss from discontinued operations, net of tax	(51,155)	(287)	(51,442)	(49,797)	(101,239)
Net loss	(114,679)	(2,036)	(116,715)	—	(116,715)

Basic net (loss) income per share:
Loss from continuing operations	$(2.16)	$(0.06)	$(2.22)	$1.69	$(0.53)
Loss from discontinued operations	$(1.74)	$(0.01)	$(1.75)	$(1.69)	$(3.44)
Total basic loss income per share	$(3.90)	$(0.07)	$(3.97)	$—	$(3.97)

Diluted net loss per share:
Loss from continuing operations	$(2.16)	$(0.06)	$(2.22)	$1.69	$(0.53)
Loss from discontinued operations	$(1.74)	$(0.01)	$(1.75)	$(1.69)	$(3.44)
Total diluted net loss per share	$(3.90)	$(0.07)	$(3.97)	$—	$(3.97)

Shares used in per share computation
Basic	29,466	—	29,466	—	29,466
Diluted	29,466	—	29,466	—	29,466

	Year ended May 29, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Net loss applicable to common shareholders	$(114,679)	$(2,036)	$(116,715)	$—	$(116,715)
Other comprehensive (loss) income, net of tax:
Net unrealized gains on interest rate swaps (net of tax effect of $(430)	$772	$—	$772	$—	$772
Other comprehensive (loss) income, net of tax	$772	$—	$772	$—	$772
Total comprehensive (loss) income	$(113,907)	$(2,036)	$(115,943)	$—	$(115,943)

The effects of the restatement on the consolidated statement of stockholders’ equity (deficit) for the year ended May 29, 2022 are summarized in the following table:

(in thousands, except per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
As Reported
Balance at May 30, 2021	29,333	$29	$165,533	$38,580	$(1,358)	$202,784
Issuance of stock under stock plans, net of shares withheld	180	1	—	—	—	1
Taxes paid by Company for employee stock plans	—	—	(789)	—	—	(789)
Stock-based compensation	—	—	2,608	—	—	2,608
Net loss	—	—	—	(114,679)	—	(114,679)
Other comprehensive income, net of tax	—	—	—	—	772	772
Balance at May 29, 2022	29,513	$30	$167,352	$(76,099)	$(586)	$90,697

Restatements Adjustments
Opening retained earnings	—	—	—	(838)	—	(838)
Net loss	—	—	—	(2,036)	—	(2,036)

As Restated
Balance at May 30, 2021	29,333	$29	$165,533	$37,742	$(1,358)	$201,946
Issuance of stock under stock plans, net of shares withheld	180	1	—	—	—	1
Taxes paid by Company for employee stock plans	—	—	(789)	—	—	(789)
Stock-based compensation	—	—	2,608	—	—	2,608
Net loss	—	—	—	(116,715)	—	(116,715)
Other comprehensive income, net of tax	—	—	—	—	772	772
Balance at May 29, 2022	29,513	$30	$167,352	$(78,973)	$(586)	$87,823

The effects of the restatement on the consolidated statement of cash flows for the year ended May 29, 2022 are summarized in the following table:

	Year Ended May 29, 2022
	As Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(114,679)	$(2,036)	$(116,715)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of goodwill and long-lived and indefinite-lived assets	78,146	—	78,146
Depreciation, amortization of intangibles, debt costs and right-of-use assets	17,884	177	18,061
Deferred taxes	(6,990)	165	(6,825)
Loss on disposal of property and equipment related to restructuring, net	5,185	—	5,185
Stock-based compensation expense	2,608	—	2,608
Loss on sale of Eat Smart	336	—	336
Net loss on disposal of property and equipment held and used	152	—	152
Provision for expected credit losses	(14)	—	(14)
Other, net	(426)	—	(426)
Changes in current assets and current liabilities:
Accounts receivable, net	(6,138)	—	(6,138)
Inventory	(5,960)	3,780	(2,180)
Prepaid expenses and other current assets	(602)	(87)	(689)
Accounts payable	9,343	—	9,343
Accrued compensation	(2,546)	—	(2,546)
Other accrued liabilities	(680)	(193)	(873)
Deferred revenue	(18)	—	(18)
Net cash (used in) provided by operating activities	(24,399)	1,806	(22,593)
Cash flows from investing activities:
Proceeds from the Sale of Eat Smart	73,500	—	73,500
Eat Smart sale net working capital adjustment	(9,839)	—	(9,839)
Proceeds from sale of investment in non-public company	45,100	—	45,100
Purchases of property and equipment	(28,134)	(1,806)	(29,940)
Proceeds from sales of property and equipment	1,141	—	1,141
Net cash provided by (used in) investing activities	81,768	(1,806)	79,962
Cash flows from financing activities:
Proceeds from long-term debt	20,000	—	20,000
Payments on long-term debt	(86,411)	—	(86,411)
Proceeds from line of credit	55,111	—	55,111
Payments on line of credit	(44,111)	—	(44,111)
Payments for debt issuance costs	(821)	—	(821)
Taxes paid by Company for employee stock plans	(789)	—	(789)
Net cash used in financing activities	(57,021)	—	(57,021)
Net increase in cash, cash equivalents and restricted cash	348	—	348
Cash, cash equivalents and restricted cash, beginning of period	1,295	—	1,295
Cash, cash equivalents and restricted cash, end of period	$1,643	$—	$1,643

The effects of this error on our previously reported fiscal year 2022 changes in the Company’s allowance for sales returns and credit losses for the year ended May 29, 2022 as presented in the Company’s fiscal year 2022 Annual Report on Form 10-K/A Note 1, are as follows:

	Year Ended May 29, 2022
(in thousands)	Balance at beginning of period	Provision (benefit) for expected credit losses	Write offs, net of recoveries	Balance at end of period
Year ended May 29, 2022, As Reported	$85	(14)	(6)	$65
Restatement Adjustment	$522	—	—	$522
Year ended May 29, 2022, As Restated	$607	(14)	(6)	$587
Discontinued Operations	$(85)	14	6	$(65)
Year ended May 29, 2022, As Restated, after Discontinued Operations	$522	—	—	$522
The effects of this error on our previously reported fiscal year 2022 inventories as of May 29, 2022 as presented in the Company’s fiscal year 2022 Annual Report on Form 10-K/A Note 1, are as follows:

	May 29, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Finished goods	$33,029	$(3)	$33,026	$(19,629)	$13,397
Raw materials	24,221	(2,393)	21,828	(6,340)	15,488
Work in progress	9,595	(2,437)	7,158	(43)	7,115
Total inventories	$66,845	$(4,833)	$62,012	$(26,012)	$36,000
The effects of this error on our previously reported fiscal year 2022 basic and diluted net loss per share for the year ended May 29, 2022 as presented in the Company’s fiscal year 2022 Annual Report on Form 10-K/A Note 1, are as follows:

	Year ended May 29, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Numerator:
Net loss applicable to Common Stockholders	$(114,679)	$(2,036)	$(116,715)	$—	$(116,715)

Denominator:
Weighted average shares for basic net income per share	29,466	—	29,466	—	29,466
Weighted average shares for diluted net income per share	29,466	—	29,466	—	29,466

Diluted net loss per share	$(3.90)	$(0.07)	$(3.97)	$—	$(3.97)
The effects of this error on our previously reported fiscal year 2022 disaggregated revenue for the year ended May 29, 2022 as presented in the Company’s fiscal year 2022 Annual Report on Form 10-K/A Note 1, are as follows:

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Contact development and manufacturing organization	$86,313	$40	$86,353	$—	$86,353
Fermentation	23,007	—	23,007	—	23,007
Total	$109,320	$40	$109,360	$—	$109,360

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Avocado Products	$65,269	$—	$65,269	$(65,269)	$—
Olive oil and vinegars	9,287	—	9,287	(9,287)	—
Technology	1,910	—	1,910	—	1,910
Total	$76,466	$—	$76,466	$(74,556)	$1,910
The effects of this error on our previously reported fiscal year 2022 property and equipment, net as of May 29, 2022 as presented in the Company’s fiscal year 2022 Annual Report on Form 10-K/A Note 3, are as follows:

	May 29, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Land	$3,710	$—	$3,710	$—	$3,710
Buildings	58,359	—	58,359	—	58,359
Leasehold improvements	5,143	—	5,143	(1,124)	4,019
Computers, capitalized software, machinery, equipment and autos	74,974	—	74,974	(4,512)	70,462
Furniture and fixtures	2,099	—	2,099	(8)	2,091
Construction in process	22,786	4,118	26,904	(12)	26,892
Gross property and equipment	167,071	4,118	171,189	(5,656)	165,533
Less accumulated depreciation and amortization	(48,540)	(83)	(48,623)	1,760	(46,863)
Net property and equipment	$118,531	$4,035	$122,566	$(3,896)	$118,670
The effects of this error on our previously reported fiscal year 2022 income taxes as of and for the year ended May 29, 2022 as presented in the Company’s fiscal year 2022 Annual Report on Form 10-K/A Note 7, are as follows:

	For the Year Ended May 29, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Current:
State	23	—	23	—	23
Foreign	356	—	356	—	356
	379	—	379	—	379

Deferred:
Federal	$(5,670)	$287	$(5,383)	$447	$(4,936)
State	(654)	—	(654)	—	(654)
	(6,324)	287	(6,037)	447	(5,590)
Total (provision) benefit for income taxes	(5,945)	287	(5,658)	447	(5,211)

	For the Year Ended May 29, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Tax at U.S. statutory rate	$(14,548)	$(288)	$(14,836)	$10,492	$(4,344)
State income taxes, net of federal benefit	(2,195)	(44)	(2,239)	1,601	(638)
Change in valuation allowance	10,134	634	10,768	(11,833)	(1,065)
Tax credit carryforwards	(436)	—	(436)	—	(436)
Other compensation-related activity	234	—	234	—	234
Impairment of goodwill	2,347	—	2,347	—	2,347
Foreign rate differential	(496)	—	(496)	—	(496)
Other	(985)	(15)	(1,000)	187	(813)
Income tax (expense) benefit	$(5,945)	$287	$(5,658)	$447	$(5,211)

	As of May 29, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Deferred tax assets:
Accruals and reserves	$867	$886	$1,753	$—	$1,753
Net operating loss carryforwards	28,558	399	28,957	—	28,957
Stock-based compensation	880	—	880	—	880
Research and AMT credit carryforwards	5,611	—	5,611	—	5,611
Lease Liability	2,874	—	2,874	—	2,874
Limitations on business interest expense	4,245	(741)	3,504	—	3,504
Goodwill and other indefinite life intangibles	2,745	—	2,745	—	2,745
Other	750	2	752	—	752
Gross deferred tax assets	46,530	546	47,076	—	47,076
Valuation Allowance	(35,942)	(589)	(36,531)	—	(36,531)
Net deferred tax assets	10,588	(43)	10,545	—	10,545

Deferred tax liabilities:
Depreciation and amortization	(8,614)	20	(8,594)	—	(8,594)
Right of use asset	(2,100)	23	(2,077)	—	(2,077)
Deferred tax liabilities	(10,714)	43	(10,671)	—	(10,671)

Net deferred tax liabilities	$(126)	$—	$(126)	$—	$(126)

	As of May 29, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Unrecognized tax benefits – beginning of the period	$942	$16	$958	$—	$958
Gross increases – current-period tax positions	83	—	83	—	83
Unrecognized tax benefits – end of the period	$1,025	$16	$1,041	$—	$1,041

The effects of this error on our previously reported fiscal year 2022 segment reporting for the year ended May 29, 2022 as presented in the Company’s fiscal year 2022 Annual Report on Form 10-K/A Note 10, are as follows.

The segment table below has been restated to reflect the correction of accounting errors within the consolidated financial statements for the period ending year ended May 29, 2022. Refer to Note 13 for the related income statement line items reported in the segment table of the Company after giving effect to the discontinued operations previously reported under the Curation segment. The Company disclosed Other to reconcile the segment information to the consolidated financial statements.

	For the Year Ended May 29, 2022
(in thousands)	Lifecore	Curation Foods	Other	Total
Year Ended May 29, 2022, As Reported
Net sales	$109,320	$76,466	$—	$185,786
Gross profit	43,746	6,624	—	50,370
Net income (loss) from continuing operations	16,675	(47,783)	(32,416)	(63,524)
Loss from discontinued operations, net of tax	—	(48,114)	(3,041)	(51,155)
Total assets	213,969	59,594	4,243	277,806
Depreciation and amortization	6,673	4,004	80	10,757
Capital expenditures	23,552	2,674	—	26,226
Interest income	72	—	9	81
Interest expense	—	299	17,058	17,357
Income tax (benefit) expense, continuing operations	5,266	(13,831)	2,620	(5,945)
Corporate overhead allocation	4,484	1,092	(5,576)	—

Restatement Adjustments
Net sales	40	—	—	40
Gross profit	(3,863)	—	—	(3,863)
Net (loss) income from continuing operations	(39)	(8,411)	6,701	(1,749)
Loss from discontinued operations, net of tax	—	(287)	—	(287)
Total assets	(1,320)	(1,783)	—	(3,103)
Depreciation and amortization	83	—	—	83
Interest expense	—	—	(1,806)	(1,806)
Income tax (benefit) expense, continuing operations	(3,824)	8,960	(4,849)	287

Year Ended May 29, 2022, As Restated
Net sales	$109,360	$76,466	$—	$185,826
Gross profit	39,883	6,624	—	46,507
Net income (loss) from continuing operations	16,636	(56,194)	(25,715)	(65,273)
Loss from discontinued operations, net of tax	—	(48,401)	(3,041)	(51,442)
Total assets	212,649	57,811	4,243	274,703
Depreciation and amortization	6,756	4,004	80	10,840
Capital expenditures	23,552	2,674	—	26,226
Interest income	72	—	9	81
Interest expense	—	299	15,252	15,551
Income tax (benefit) expense, continuing operations	1,442	(4,871)	(2,229)	(5,658)
Corporate overhead allocation	4,484	1,092	(5,576)	—

The effects of this error on our previously reported fiscal year 2021 discontinued operations as of and for the year ended May 30, 2021 as presented in the Company’s fiscal year 2022 Annual Report on Form 10-K/A Note 12, are as follows:

	Eat Smart - As of May 30, 2021
(in thousands)	As Reported	Restatement	As Restated
ASSETS
Cash and cash equivalents	$136	$—	$136
Accounts receivable, less allowance for credit losses	28,583	—	28,583
Inventories	6,587	—	6,587
Prepaid expenses and other current assets	2,312	(515)	1,797
Total current assets, discontinued operations	37,618	(515)	37,103

Investment in non-public company, fair value	45,100	(45,100)	—
Property and equipment, net	59,273	—	59,273
Operating lease right-of-use assets	3,729	—	3,729
Goodwill	35,470	—	35,470
Trademarks/tradenames, net	8,228	—	8,228
Customer relationships, net	2,260	—	2,260
Other assets	80	—	80
Total other assets, discontinued operations	154,140	(45,100)	109,040
Total assets, discontinued operations	$191,758	$(45,615)	$146,143

LIABILITIES
Accounts payable	31,271	—	31,271
Accrued compensation	4,550	—	4,550
Other accrued liabilities	4,041	350	4,391
Current portion of lease liabilities	2,289	—	2,289
Deferred revenue	493	(350)	143
Total current liabilities, discontinued operations	42,644	—	42,644

Long-term lease liabilities	3,252	—	3,252
Other non-current liabilities	729	—	729
Non-current liabilities, discontinued operations	3,981	—	3,981
Total liabilities, discontinued operations	$46,625	$—	$46,625
The effects of this error on our previously reported fiscal year 2022 restructuring cost for the year ended May 29, 2022 as presented in the Company’s fiscal year 2022 Annual Report on Form 10-K/A Note 13, are as follows:

	May 29, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Asset write-off costs	$3,693	$(566)	$3,127	$—	$3,127
Employee severance and benefit costs	371	34	405	—	405
Lease costs	2,072	—	2,072	—	2,072
Other restructuring costs	2,825	(70)	2,755	—	2,755
Total restructuring costs	$8,961	$(602)	$8,359	$—	$8,359

	May 29, 2022
	Curation	Other	Total
Total restructuring costs, As reported	6,425	2,536	8,961
Restatement adjustments	(602)	—	(602)
Total restructuring costs, As restated	$5,823	$2,536	$8,359

As of and for the year ended May 30, 2021
The effects of the restatement on the consolidated balance sheet as of May 30, 2021 are summarized in the following table:

	May 30, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
ASSETS
Current Assets:
Cash and cash equivalents	$1,159	$—	$1,159	$(396)	$763
Accounts receivable, net	41,430	(522)	40,908	(9,317)	31,591
Inventories	63,076	(1,053)	62,023	(28,093)	33,930
Prepaid expenses and other current assets	5,038	(930)	4,108	(2,606)	1,502
Current assets, discontinued operations	37,618	(515)	37,103	40,412	77,515
Total Current Assets	148,321	(3,020)	145,301	—	145,301

Investment in non-public company, fair value	—	44,769	44,769	—	44,769
Property and equipment, net	120,286	2,312	122,598	(15,467)	107,131
Operating lease right-of-use assets	17,098	—	17,098	(3,562)	13,536
Goodwill	33,916	—	33,916	(20,035)	13,881
Trademarks/tradenames, net	17,100	—	17,100	(12,900)	4,200
Customer relationships, net	8,532	—	8,532	(8,250)	282
Other assets	3,531	—	3,531	(113)	3,418
Non-current assets, discontinued operations	154,140	(45,100)	109,040	60,327	169,367
Total Assets	$502,924	$(1,039)	$501,885	$—	$501,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,298	$—	$16,298	$(4,676)	$11,622
Accrued compensation	7,754	—	7,754	(254)	7,500
Other accrued liabilities	3,955	314	4,269	(1,260)	3,009
Current portion of lease liabilities	1,600	—	1,600	(623)	977
Deferred revenue	637	(350)	287	—	287
Line of credit	29,000	—	29,000	—	29,000
Current liabilities, discontinued operations	42,644	—	42,644	6,813	49,457
Total Current Liabilities	101,888	(36)	101,852	—	101,852

Long-term debt, net	164,902	—	164,902	—	164,902
Long-term lease liabilities	20,359	—	20,359	(2,984)	17,375
Deferred taxes, net	6,140	(165)	5,975	—	5,975
Other non-current liabilities	2,870	—	2,870	—	2,870
Non-current liabilities, discontinued operations	3,981	—	3,981	2,984	6,965
Total Liabilities	300,140	(201)	299,939	—	299,939

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000 shares authorized	29	—	29	—	29
Additional paid-in capital	165,533	—	165,533	—	165,533
Retained earnings (Accumulated deficit)	38,580	(838)	37,742	—	37,742
Accumulated other comprehensive loss	(1,358)	—	(1,358)	—	(1,358)
Total Stockholders’ Equity	202,784	(838)	201,946	—	201,946
Total Liabilities and Stockholders’ Equity	$502,924	$(1,039)	$501,885	$—	$501,885

The effects of the restatement on the consolidated statement of operations and comprehensive income (loss) for the year ended May 30, 2021 are summarized in the following table:

	For the year ended May 30, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Product sales	$171,546	$492	$172,038	$(71,164)	$100,874
Cost of product sales	121,075	1,025	122,100	(60,163)	61,937
Gross profit	50,471	(533)	49,938	(11,001)	38,937
Operating costs and expenses:
Research and development	7,423	—	7,423	(739)	6,684
Selling, general and administrative	37,660	457	38,117	(10,396)	27,721
Legal settlement charge	1,763	(1,763)	—	—	—
Restructuring costs	3,759	9,596	13,355	—	13,355
Total operating costs and expenses	50,605	8,290	58,895	(11,135)	47,760
Operating (loss) income	(134)	(8,823)	(8,957)	134	(8,823)

Interest income	48	—	48	—	48
Interest expense	(10,387)	1,454	(8,933)	—	(8,933)
Loss on debt refinancing	(1,110)	—	(1,110)	—	(1,110)
Other income (expense), net	111	(11,080)	(10,969)	—	(10,969)
Net (loss) income from continuing operations before taxes	(11,472)	(18,449)	(29,921)	134	(29,787)
Income tax benefit (provision)	1,903	4,899	6,802	(452)	6,350
Net (loss) income from continuing operations	(9,569)	(13,550)	(23,119)	(318)	(23,437)

Discontinued operations:
Loss from discontinued operations	(28,994)	18,839	(10,155)	(134)	(10,289)
Income tax benefit (provision)	5,898	(4,918)	980	452	1,432
Loss from discontinued operations, net of tax	(23,096)	13,921	(9,175)	318	(8,857)
Net (loss) income	$(32,665)	$371	$(32,294)	$—	$(32,294)

Basic net loss per share:
Loss from continuing operations	$(0.33)	$(0.46)	$(0.79)	$(0.01)	$(0.80)
Loss from discontinued operations	$(0.79)	$0.48	$(0.31)	$0.01	$(0.30)
Total basic net loss per share	$(1.12)	$0.02	$(1.10)	$—	$(1.10)

Diluted net loss per share:
Loss from continuing operations	$(0.33)	$(0.46)	$(0.79)	$(0.01)	$(0.80)
Loss from discontinued operations	$(0.79)	$0.48	$(0.31)	$0.01	$(0.30)
Total diluted net loss per share	$(1.12)	$0.02	$(1.10)	$—	$(1.10)

Shares used in per share computation
Basic	29,294	—	29,294	—	29,294
Diluted	29,294	—	29,294	—	29,294

	For the year ended May 30, 2021

(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Net loss applicable to common shareholders	$(32,665)	$371	$(32,294)	$—	$(32,294)
Other comprehensive (loss) income, net of tax:
Net unrealized gains on interest rate swaps (net of tax effect of $(455))	$1,450	$—	$1,450	$—	$1,450
Other comprehensive income, net of tax	$1,450	$—	$1,450	$—	$1,450
Total comprehensive (loss) income	$(31,215)	$371	$(30,844)	$—	$(30,844)
The effects of the restatement on the consolidated statement of stockholders’ equity (deficit) for the year ended May 30, 2021 are summarized in the following table:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
As Reported
Balance at May 31, 2020	29,224	$29	$162,578	$71,245	$(2,808)	$231,044
Issuance of stock under stock plans, net of shares withheld	109	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(405)	—	—	(405)
Stock-based compensation	—	—	3,360	—	—	3,360
Net loss	—	—	—	(32,665)	—	(32,665)
Other comprehensive income, net of tax	—	—	—	—	1,450	1,450
Balance at May 30, 2021	29,333	$29	$165,533	$38,580	$(1,358)	$202,784

Restatements Adjustments
Opening retained earnings	—	—	—	(1,209)	—	(1,209)
Net income	—	—	—	371	—	371

As Restated
Balance at May 31, 2020	29,224	$29	$162,578	$70,036	$(2,808)	$229,835
Issuance of stock under stock plans, net of shares withheld	109	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	(405)	—	—	(405)
Stock-based compensation	—	—	3,360	—	—	3,360
Net loss	—	—	—	(32,294)	—	(32,294)
Other comprehensive income, net of tax	—	—	—	—	1,450	1,450
Balance at May 30, 2021	29,333	$29	$165,533	$37,742	$(1,358)	$201,946

The effects of the restatement on the consolidated statement of cash flows for the year ended May 30, 2021 are summarized in the following table:

	Year Ended May 30, 2021
	As Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(32,665)	$371	$(32,294)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization of intangibles, debt costs and right-of-use assets	19,867	—	19,867
Loss on debt extinguishment	1,110	—	1,110
Stock-based compensation expense	3,360	—	3,360
Provision for expected credit losses	418	522	940
Deferred taxes	(7,893)	19	(7,874)
Change in investment in non-public company, fair value	11,800	(331)	11,469
Net loss on disposal of property and equipment	61	—	61
Loss on disposal of property and equipment related to restructuring, net	10,143	—	10,143
Other, net	(74)	—	(74)
Changes in current assets and current liabilities:
Accounts receivable, net	5,775	—	5,775
Inventory	(3,352)	533	(2,819)
Prepaid expenses and other current assets	7,941	340	8,281
Accounts payable	(5,982)	—	(5,982)
Accrued compensation	3,270	—	3,270
Other accrued liabilities	460	350	810
Deferred revenue	778	(350)	428
Net cash provided by operating activities	15,017	1,454	16,471
Cash flows from investing activities:
Purchases of property and equipment	(23,769)	(1,454)	(25,223)
Proceeds from sales of property and equipment	12,913	—	12,913
Net cash used in investing activities	(10,856)	(1,454)	(12,310)
Cash flows from financing activities:
Taxes paid by Company for employee stock plans	(405)	—	(405)
Proceeds from long-term debt	170,000	—	170,000
Payments on long-term debt	(114,130)	—	(114,130)
Proceeds from line of credit	100,000	—	100,000
Payments on line of credit	(148,400)	—	(148,400)
Payments for debt issuance costs	(10,484)	—	(10,484)
Net cash used in financing activities	(3,419)	—	(3,419)
Net increase in cash, cash equivalents and restricted cash	742	—	742
Cash, cash equivalents and restricted cash, beginning of period	$553	$—	$553
Cash, cash equivalents and restricted cash, end of period	$1,295	$—	$1,295

The effects of this error on our previously reported fiscal year 2021 changes in the Company’s allowance for sales returns and credit losses for the year ended May 30, 2021 as presented in the Company’s fiscal year 2021 Annual Report on Form 10-K Note 1, are as follows:

	May 30, 2021
(in thousands)	Balance at beginning of period	Provision (benefit) for expected credit losses	Write offs, net of recoveries	Balance at end of period
Year ended May 30, 2021, As Reported	$186	187	(288)	$85
Restatement Adjustment	$—	522	—	$522
Year ended May 30, 2021, As Restated	$186	709	(288)	$607
Discontinued Operations	$(186)	64	37	$(85)
Year ended May 30, 2021, As Restated, after Discontinued Operations	$—	773	(251)	$522
The effects of this error on our previously reported fiscal year 2021 inventories as of May 30, 2021 as presented in the Company’s fiscal year 2021 Annual Report on Form 10-K Note 1, are as follows:

	May 30, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Finished goods	$40,204	$3	$40,207	$(22,453)	$17,754
Raw materials	16,644	(728)	15,916	(5,615)	10,301
Work in progress	6,228	(328)	5,900	(25)	5,875
Total inventories	$63,076	$(1,053)	$62,023	$(28,093)	$33,930
The effects of this error on our previously reported fiscal year 2021 basic and diluted net loss per share for the year ended May 30, 2021 as presented in the Company’s fiscal year 2021 Annual Report on Form 10-K Note 1, are as follows:

	May 30, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Numerator:
Net (loss) income applicable to Common Stockholders	$(32,665)	$371	$(32,294)	$—	$(32,294)

Denominator:
Weighted average shares for basic net income per share	29,294	—	29,294	—	29,294
Weighted average shares for diluted net income per share	29,294	—	29,294	—	29,294

Diluted net (loss) income per share	$(1.12)	$0.02	$(1.10)	$—	$(1.10)
The effects of this error on our previously reported fiscal year 2021 fair value measurement as of May 30, 2021 as presented in the Company’s fiscal year 2021 Annual Report on Form 10-K Note 1, are as follows:

	Fair Value at May 30, 2021, As Reported
(in thousands)	Level 1	Level 2	Level 3
Assets:
Current assets, discontinued operations
Assets held for sale - nonrecurring	$—	$—	$515
Other assets, discontinued operations
Investment in non-public company	—	—	45,100
Total assets	$—	$—	$45,615

	Restatement Adjustments
Investment in non-public company	$—	$—	$(331)

	Fair Value at May 30, 2021, As Restated
(in thousands)	Level 1	Level 2	Level 3
Assets:
Current assets, continuing operations (1)
Assets held for sale - nonrecurring, as restated	$—	$—	$515
Other assets, continuing operations (1)
Investment in non-public company, as restated	—	—	44,769
Total assets	$—	$—	$45,284
(1) The restatement adjustment also included a reclassification from discontinued operations to continuing operations.

The effects of this error on our previously reported fiscal year 2021 disaggregated revenue for the year ended May 30, 2021 as presented in the Company’s fiscal year 2021 Annual Report on Form 10-K Note 1, are as follows:

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Contact development and manufacturing organization	$75,297	$492	$75,789	$—	$75,789
Fermentation	22,790	—	22,790	—	22,790
Other	—	—	—	—	—
Total	$98,087	$492	$98,579	$—	$98,579

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Avocado Products	$63,575	$—	$63,575	$(63,575)	$—
Olive oil and vinegars	7,589	—	7,589	(7,589)	—
Technology	2,295	—	2,295	—	2,295
Total	$73,459	$—	$73,459	$(71,164)	$2,295

The effects of this error on our previously reported fiscal year 2021 property and equipment, net as of May 30, 2021 as presented in the Company’s fiscal year 2021 Annual Report on Form 10-K Note 4, are as follows:

	May 30, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Land	$3,670	$—	$3,670	$—	$3,670
Buildings	47,880	—	47,880	(1,696)	46,184
Leasehold improvements	6,465	—	6,465	(2,410)	4,055
Computers, capitalized software, machinery, equipment and autos	71,832	—	71,832	(13,971)	57,861
Furniture and fixtures	2,513	—	2,513	(199)	2,314
Construction in process	31,383	2,312	33,695	(2,882)	30,813
Gross property and equipment	163,743	2,312	166,055	(21,158)	144,897
Less accumulated depreciation and amortization	(43,457)	—	(43,457)	5,691	(37,766)
Net property and equipment	$120,286	$2,312	$122,598	$(15,467)	$107,131
The effects of this error on our previously reported fiscal year 2021 income taxes as of and for the year ended May 30, 2021 as presented in the Company’s fiscal year 2021 Annual Report on Form 10-K Note 8, are as follows:

	For the Year Ended May 30, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Current:
Federal	$(38)	$—	$(38)	$—	$(38)
State	74	—	74	—	74
Foreign	56	—	56	—	56
	92	—	92	—	92

Deferred:
Federal	$(1,536)	$(4,899)	$(6,435)	$452	$(5,983)
State	(459)	—	(459)	—	(459)
	(1,995)	(4,899)	(6,894)	452	(6,442)
Total provision for income taxes	(1,903)	(4,899)	(6,802)	452	(6,350)

	For the Year Ended May 30, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Tax at U.S. statutory rate	$(2,409)	$(4,245)	$(6,654)	$398	$(6,256)
State income taxes, net of federal benefit	(304)	(580)	(884)	54	(830)
Change in valuation allowance	2,667	(70)	2,597	—	2,597
Tax credit carryforwards	(606)	—	(606)	—	(606)
Other compensation-related activity	249	—	249	—	249
Foreign rate differential	(1,414)	—	(1,414)	—	(1,414)
Other	(86)	(4)	(90)	—	(90)
Income tax expense	$(1,903)	$(4,899)	$(6,802)	$452	$(6,350)

	As of May 30, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Deferred tax assets:
Accruals and reserves	$3,366	$256	$3,622	$—	$3,622
Net operating loss carryforwards	21,916	167	22,083	—	22,083
Stock-based compensation	1,123	—	1,123	—	1,123
Research and AMT credit carryforwards	5,150	—	5,150	—	5,150
Lease Liability	5,902	—	5,902	—	5,902
Limitations on business interest expense	2,411	(303)	2,108	—	2,108
Other	927	13	940	—	940
Gross deferred tax assets	40,795	133	40,928	—	40,928
Valuation Allowance	(10,460)	32	(10,428)	—	(10,428)
Net deferred tax assets	30,335	165	30,500	—	30,500

Deferred tax liabilities:
Depreciation and amortization	(16,600)	—	(16,600)	—	(16,600)
Goodwill and other indefinite life intangibles	(13,406)	—	(13,406)	—	(13,406)
Basis difference in investment in non-public company	(1,382)	—	(1,382)	—	(1,382)
Right of use asset	(5,087)	—	(5,087)	—	(5,087)
Deferred tax liabilities	(36,475)	—	(36,475)	—	(36,475)

Net deferred tax liabilities	$(6,140)	$165	$(5,975)	$—	$(5,975)

	As of May 30, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Unrecognized tax benefits – beginning of the period	$827	$9	$836	$—	$836
Gross increases – current-period tax positions	115	7	122	—	122
Unrecognized tax benefits – end of the period	$942	$16	$958	$—	$958

The effects of this error on our previously reported fiscal year 2021 segment reporting for the year ended May 30, 2021 as presented in the Company’s fiscal year 2021 Annual Report on Form 10-K Note 11, are as follows.

The segment table below has been restated to reflect the correction of accounting errors within the consolidated financial statements for the period ending year ended May 30, 2021. Refer to Note 13 for the related income statement line items reported in the segment table of the Company after giving effect to the discontinued operations previously reported under the Curation segment. The Company disclosed Other to reconcile the segment information to the consolidated financial statements.

	As of May 30, 2021
(in thousands)	Lifecore	Curation Foods	Other	Total
Year Ended May 30, 2021, As Reported
Net sales	$98,087	$73,459	$—	$171,546
Gross profit	38,265	12,206	—	50,471
Net income (loss) from continuing operations	14,461	(357)	(23,673)	(9,569)
Loss from discontinued operations, net of tax	—	(23,096)	—	(23,096)
Total assets	185,417	121,069	4,680	311,166
Depreciation and amortization	5,502	2,972	97	8,571
Capital expenditures	16,222	3,042	—	19,264
Interest income	—	—	48	48
Interest expense	—	(545)	(9,842)	(10,387)
Income tax (benefit) expense, continuing operations	4,568	(3,020)	(3,451)	(1,903)
Corporate overhead allocation	4,773	946	(5,719)	—

Restatement Adjustments
Net sales	492	—	—	492
Gross profit	(533)	—	—	(533)
Net (loss) income from continuing operations	(573)	(16,816)	3,839	(13,550)
Loss from discontinued operations, net of tax	—	13,921	—	13,921
Total assets	737	(1,776)	—	(1,039)
Interest expense	—	—	(1,454)	(1,454)
Income tax (benefit) expense, continuing operations	(482)	(2,032)	(2,385)	(4,899)

Year Ended May 30, 2021, As Restated
Net sales	$98,579	$73,459	$—	$172,038
Gross profit	37,732	12,206	—	49,938
Net income (loss) from continuing operations	13,888	(17,173)	(19,834)	(23,119)
Loss from discontinued operations, net of tax	—	(9,175)	—	(9,175)
Total assets	186,154	119,293	4,680	310,127
Depreciation and amortization	5,502	2,972	97	8,571
Capital expenditures	16,222	3,042	—	19,264
Interest income	—	—	48	48
Interest expense	—	(545)	(8,388)	(8,933)
Income tax (benefit) expense, continuing operations	4,086	(5,052)	(5,836)	(6,802)
Corporate overhead allocation	4,773	946	(5,719)	—
The effects of this error on our previously reported fiscal year 2021 restructuring cost for the year ended May 30, 2021 as presented in the Company’s fiscal year 2021 Annual Report on Form 10-K Note 14, are as follows:

	May 30, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Asset write-off costs	$1,870	$6,489	$8,359	$—	$8,359
Employee severance and benefit costs	—	180	180	—	180
Lease costs	—	1,774	1,774	—	1,774
Other restructuring costs	1,889	1,153	3,042	—	3,042
Total restructuring costs	$3,759	$9,596	$13,355	$—	$13,355

	May 30, 2021
	Curation	Other	Total
Total restructuring costs, As reported	1,908	1,851	3,759
Restatement adjustments	9,596	—	9,596
Total restructuring costs, As restated	$11,504	$1,851	$13,355

14.    Unaudited Quarterly Consolidated Financial Information

The quarterly financial information for fiscal years 2023 and 2022 has been reclassified to present the information after taking into effect the O Olive Sale, Yucatan Disposition, and Eat Smart Disposition as disclosed in Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies - Discontinued Operations - O Olive Sale, Yucatan Disposition, BreatheWay Disposition and Eat Smart Disposition.

The following is a summary of the unaudited quarterly results of operations for fiscal years 2023 and 2022 (in thousands, except for per share amounts).

	As restated	As restated	As restated
Fiscal Year 2023	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Product sales	$23,724	$21,864	$26,536	$31,145	$103,269
Gross profit	5,979	5,679	8,548	7,779	27,985
Net loss from continuing operations	(6,707)	(9,201)	(11,330)	(36,998)	(64,236)
Net loss from discontinued operations	(4,259)	(3,605)	(25,177)	(2,286)	(35,327)
Net loss per basic and diluted share from continuing operations	$(0.23)	$(0.31)	$(0.37)	$(1.23)	$(2.14)
Net loss per basic and diluted share from discontinued operations	$(0.14)	$(0.12)	$(0.83)	$(0.09)	$(1.18)
Total net loss per basic and diluted share	$(0.37)	$(0.43)	$(1.20)	$(1.32)	$(3.32)

	As restated	As restated	As restated		As restated
Fiscal Year 2022	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Product sales	$22,330	$25,601	$35,232	$28,107	$111,270
Gross profit	5,545	11,458	11,639	10,424	39,066
Net loss from continuing operations	(8,473)	7,547	(10,920)	(3,630)	(15,476)
Net loss from discontinued operations	(914)	(46,018)	(2,666)	(51,641)	(101,239)
Net loss per basic and diluted share from continuing operations	$(0.29)	$0.25	$(0.37)	$(0.12)	$(0.53)
Net loss per basic and diluted share from discontinued operations	$(0.03)	$(1.56)	$(0.09)	$(1.76)	$(3.44)
Total net loss per basic and diluted share	$(0.32)	$(1.31)	$(0.46)	$(1.88)	$(3.97)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2023, 2022 and 2021 (in thousands, except for per share amounts). Refer to see Note 13 - Correction of Errors in Previously Reported Fiscal Year 2022 and 2021 Annual Financial Statements.
Description of Quarterly Restatement Tables

In lieu of filing amended quarterly reports on Form 10-Q, the tables below represent our restated unaudited consolidated financial statements for each of the previously completed quarters during the fiscal years ended May 28, 2023, May 29, 2022, May 30, 2021. The following tables present the impact of the restatement on our previously reported consolidated statements of operations, balance sheets, statements of stockholders' equity (deficit), statements of cash flows, and certain disclosures for which the values were derived from our Quarterly Reports on Form 10-Q for the interim periods of fiscal years 2023, 2022 and 2021. For further information on the restatement, refer to Note 13 - Correction of Error in Previously Reported Fiscal Year 2022 and 2021 Financial Statements.

As of and for the three and nine months ended February 26, 2023

The effects of the restatement on the consolidated balance sheet as of February 26, 2023 are summarized in the following table:

	February 26, 2023
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
ASSETS
Current Assets:
Cash and cash equivalents	$2,950	$—	$2,950	$—	$2,950
Accounts receivable, net	32,371	(671)	31,700	(726)	30,974
Inventories	48,696	(3,437)	45,259	(3,217)	42,042
Prepaid expenses and other current assets	4,422	(1,205)	3,217	(1,744)	1,473
Current assets, discontinued operations	—	—	—	5,687	5,687
Total Current Assets	88,439	(5,313)	83,126	—	83,126

Property and equipment, net	120,799	5,933	126,732	(406)	126,326
Operating lease right-of-use assets	5,924	(117)	5,807	(707)	5,100
Goodwill	13,881	—	13,881	—	13,881
Trademarks/tradenames, net	4,400	—	4,400	(200)	4,200
Other non-current assets	2,710	—	2,710	(11)	2,699
Non-current assets, discontinued operations	—	—	—	1,324	1,324
Total Assets	$236,153	$503	$236,656	$—	$236,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,762	$(79)	$14,683	$(26)	$14,657
Accrued compensation	6,733	—	6,733	—	6,733
Other accrued liabilities	12,012	(193)	11,819	(193)	11,626
Current portion of lease liabilities	1,455	—	1,455	(239)	1,216
Deferred revenue	2,711	—	2,711	—	2,711
Current liabilities, discontinued operations	—	—	—	458	458
Total Current Liabilities	37,673	(272)	37,401	—	37,401

Line of credit	16,000	—	16,000	—	16,000
Long-term debt, net	98,964	(64)	98,900	—	98,900
Long-term lease liabilities	10,516	—	10,516	(518)	9,998
Deferred taxes, net	80	—	80	—	80
Other non-current liabilities	203	—	203	—	203
Non-current liabilities, discontinued operations	—	—	—	518	518
Total Liabilities	163,436	(336)	163,100	—	163,100

Convertible Preferred Stock	$38,510	$25	$38,535	$—	$38,535

Stockholders’ Equity:
Common stock	30	—	30	—	30
Additional paid-in capital	174,268	(25)	174,243	—	174,243
(Accumulated deficit) Retained earnings	(140,091)	839	(139,252)	—	(139,252)
Total Stockholders’ Equity	34,207	814	35,021	—	35,021
Total Liabilities and Stockholders’ Equity	$236,153	$503	$236,656	$—	$236,656

The effects of the restatement on the consolidated statement of operations and comprehensive income (loss) for the three months February 26, 2023 are summarized in the following table:

	Three Months Ended February 26, 2023
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Product sales	$27,600	$206	$27,806	$(1,270)	$26,536
Cost of product sales	21,622	(2,263)	19,359	(1,371)	17,988
Gross profit	5,978	2,469	8,447	101	8,548
Operating costs and expenses:
Research and development	1,964	276	2,240	(6)	2,234
Selling, general and administrative	10,972	(53)	10,919	(640)	10,279
Restructuring costs	2,741	(175)	2,566	—	2,566
Total operating costs and expenses	15,677	48	15,725	(646)	15,079
Operating (loss) income	(9,699)	2,421	(7,278)	747	(6,531)

Interest income	22	—	22	—	22
Interest expense	(5,818)	963	(4,855)	—	(4,855)
Transition services income	70	8	78	—	78
Other income (expense)	34	(8)	26	—	26
Net (loss) income from continuing operations before taxes	(15,391)	3,384	(12,007)	747	(11,260)
Income tax expense	(70)	—	(70)	—	(70)
Net (loss) income from continuing operations	(15,461)	3,384	(12,077)	747	(11,330)

Discontinued operations:
(Loss) gain from discontinued operations	(24,731)	301	(24,430)	(747)	(25,177)
(Loss) gain from discontinued operations, net of tax	(24,731)	301	(24,430)	(747)	(25,177)
Consolidated net (loss) income	$(40,192)	$3,685	$(36,507)	$—	$(36,507)

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.51)	$0.12	$(0.39)	$0.02	$(0.37)
(Loss) income from discontinued operations	$(0.82)	$0.01	$(0.81)	$(0.02)	$(0.83)
Total basic net (loss) income per share	$(1.33)	$0.13	$(1.20)	$—	$(1.20)

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.51)	$0.12	$(0.39)	$0.02	$(0.37)
(Loss) income from discontinued operations	$(0.82)	$0.01	$(0.81)	$(0.02)	$(0.83)
Total diluted net (loss) income per share	$(1.33)	$0.13	$(1.20)	$—	$(1.20)

Shares used in per share computation
Basic	30,304	—	30,304	—	30,304
Diluted	30,304	—	30,304	—	30,304

	Three Months Ended February 26, 2023
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Net (loss) income	$(40,192)	$3,685	$(36,507)	$—	$(36,507)
Total comprehensive (loss) income	$(40,192)	$3,685	$(36,507)	$—	$(36,507)

The effects of the restatement on the consolidated statement of operations and comprehensive income (loss) for the nine months February 26, 2023 are summarized in the following table:

	Nine Months Ended February 26, 2023
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Product sales	$77,748	$400	$78,148	$(6,025)	$72,123
Cost of product sales	58,178	(905)	57,273	(5,356)	51,917
Gross profit	19,570	1,305	20,875	(669)	20,206
Operating costs and expenses:
Research and development	6,128	525	6,653	(32)	6,621
Selling, general and administrative	31,201	(2,417)	28,784	(2,109)	26,675
Impairment of indefinite-lived intangible assets	300	—	300	(300)	—
Gain on sale of BreatheWay	(2,108)	—	(2,108)	—	(2,108)
Restructuring costs	4,611	(435)	4,176	—	4,176
Total operating costs and expenses	40,132	(2,327)	37,805	(2,441)	35,364
Operating (loss) income	(20,562)	3,632	(16,930)	1,772	(15,158)

Interest income	53	—	53	—	53
Interest expense	(13,715)	1,990	(11,725)	—	(11,725)
Transition services income	70	76	146	—	146
Other (expense) income	(481)	5	(476)	—	(476)
Net (loss) income from continuing operations before taxes	(34,635)	5,703	(28,932)	1,772	(27,160)
Income tax expense	(78)	—	(78)	—	(78)
Net (loss) income from continuing operations	(34,713)	5,703	(29,010)	1,772	(27,238)

Discontinued operations:
(Loss) income from discontinued operations	(29,279)	(1,990)	(31,269)	(1,772)	(33,041)
(Loss) income from discontinued operations, net of tax	(29,279)	(1,990)	(31,269)	(1,772)	(33,041)
Consolidated net (loss) income	$(63,992)	$3,713	$(60,279)	$—	$(60,279)

Basic net (loss) income per share:
(Loss) income from continuing operations	$(1.16)	$0.19	$(0.97)	$0.06	$(0.91)
Loss from discontinued operations	$(0.98)	$(0.07)	$(1.05)	$(0.06)	$(1.11)
Total basic net (loss) income per share	$(2.14)	$0.12	$(2.02)	$—	$(2.02)

Diluted net (loss) income per share:

(Loss) income from continuing operations	$(1.16)	$0.19	$(0.97)	$0.06	$(0.91)
Loss from discontinued operations	$(0.98)	$(0.07)	$(1.05)	$(0.06)	$(1.11)
Total diluted net (loss) income per share	$(2.14)	$0.12	$(2.02)	$—	$(2.02)

Shares used in per share computation
Basic	29,838	—	29,838	—	29,838
Diluted	29,838	—	29,838	—	29,838

	Nine Months Ended February 26, 2023
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Net (loss) income	$(63,992)	$3,713	$(60,279)	$—	$(60,279)
Other comprehensive (loss) income, net of tax:
Net unrealized gains on interest rate swaps, net of tax	586	—	586	—	586
Other comprehensive income, net of tax	586	—	586	—	586
Total comprehensive (loss) income	$(63,406)	$3,713	$(59,693)	$—	$(59,693)

The effects of the restatement on the consolidated statement of convertible preferred stock and stockholders' equity (deficit) for the three and nine months ended February 26, 2023 are summarized in the following table:

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
As Reported
Balance at May 29, 2022	—	$—	29,513	$30	$167,352	$(76,099)	$(586)	$90,697
Issuance of stock under stock plans, net of shares withheld	—	—	80	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(67)	—	—	(67)
Stock-based compensation	—	—	—	—	785	—	—	785
Net loss	—	—	—	—	—	(11,351)	—	(11,351)
Other comprehensive income, net of tax	—	—	—	—	—	—	300	300
Balance at August 28, 2022	—	$—	29,593	$30	$168,070	$(87,450)	$(286)	$80,364
Issuance of stock under stock plans, net of shares withheld	—	—	76	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(142)	—	—	(142)
Stock-based compensation	—	—	—	—	1,108	—	—	1,108
Net loss	—	—	—	—	—	(12,449)	—	(12,449)
Other comprehensive income, net of tax	—	—	—	—	—	—	286	286
Issuance of shares to Wynnefield Capital, Inc., net of issuance costs	—	—	628	—	5,000	—	—	5,000
Balance at November 27, 2022	—	$—	30,297	$30	$174,036	$(99,899)	$—	$74,167
Issuance of stock under stock plans, net of shares withheld	—	—	22	—	—	—	—	—

Proceeds of Convertible Preferred Stock, net of issuance costs	39	38,082	—	—	—	—	—	—
Convertible Preferred Stock PIK dividend	—	428	—	—	(428)	—	—	(428)
Cost of issuance of shares to Wynnefield Capital, Inc.	—	—	—	—	(178)	—	—	(178)
Taxes paid by Company for employee stock plans	—	—	—	—	(65)	—	—	(65)
Stock-based compensation	—	—	—	—	903	—	—	903
Net loss	—	—	—	—	—	(40,192)	—	(40,192)
Balance at February 26, 2023	39	$38,510	30,319	$30	$174,268	$(140,091)	$—	$34,207

Restatements Adjustments
Opening retained earnings (at May 29, 2022)	—	—	—	—	—	(2,874)	—	(2,874)
Net income at August 28, 2022	—	—	—	—	—	385	—	385
Opening retained earnings (at August 28, 2022)	—	—	—	—	—	(2,489)	—	(2,489)
Cost of issuance of shares to Wynnefield Capital, Inc.	—	—	—	—	(178)	—	—	(178)
Net loss at November 27, 2022	—	—	—	—	—	(357)	—	(357)
Opening retained earnings	—	—	—	—	—	(2,846)	—	(2,846)
Q3 Accretion of Preferred Stock Issue costs	—	25	—	—	(25)	—	—	(25)
Net income at February 26, 2023	—	—	—	—	—	3,685	—	3,685

As Restated
Balance at May 29, 2022	—	$—	29,513	$30	$167,352	$(78,973)	$(586)	$87,823
Issuance of stock under stock plans, net of shares withheld	—	—	80	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(67)	—	—	(67)
Stock-based compensation	—	—	—	—	785	—	—	785
Net loss	—	—	—	—	—	(10,966)	—	(10,966)
Other comprehensive income, net of tax	—	—	—	—	—	—	300	300
Balance at August 28, 2022	—	$—	29,593	$30	$168,070	$(89,939)	$(286)	$77,875
Issuance of stock under stock plans, net of shares withheld	—	—	76	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(142)	—	—	(142)
Stock-based compensation	—	—	—	—	1,108	—	—	1,108
Net loss	—	—	—	—	—	(12,806)	—	(12,806)
Other comprehensive income, net of tax	—	—	—	—	—	—	286	286
Issuance of shares to Wynnefield Capital, Inc., net of issuance costs	—	—	628	—	4,822	—	—	4,822
Balance at November 27, 2022	—	$—	30,297	$30	$173,858	$(102,745)	$—	$71,143
Issuance of stock under stock plans, net of shares withheld	—	—	22	—	—	—	—	—

Proceeds of Convertible Preferred Stock, net of issuance costs	39	38,082	—	—	—	—	—	—
Accretion of Convertible Preferred Stock	—	25	—	—	(25)	—	—	(25)
Convertible Preferred Stock PIK dividend	—	428	—	—	(428)	—	—	(428)
Taxes paid by Company for employee stock plans	—	—	—	—	(65)	—	—	(65)
Stock-based compensation	—	—	—	—	903	—	—	903
Net loss	—	—	—	—	—	(36,507)	—	(36,507)
Balance at February 26, 2023	39	$38,535	30,319	$30	$174,243	$(139,252)	$—	$35,021
The effects of the restatement on the consolidated statement of cash flows for the nine months ended February 26, 2023 are summarized in the following table:

	Nine Months Ended February 26, 2023
	As Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net (loss) income	$(63,992)	$3,713	$(60,279)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of indefinite-lived intangible assets and goodwill	300	—	300
Depreciation, amortization of intangibles, debt costs and right-of-use assets	10,392	115	10,507
Gain on sale of BreatheWay	(2,108)	—	(2,108)
Stock-based compensation expense	2,796	—	2,796
Deferred taxes	57	—	57
Provision for expected credit losses	—	200	200
Loss (gain) on sale of Yucatan	21,039	(376)	20,663
Other, net	101	—	101
Changes in current assets and current liabilities:
Accounts receivable, net	8,994	(51)	8,943
Inventories	(13,451)	(1,396)	(14,847)
Prepaid expenses and other current assets	(1,169)	(140)	(1,309)
Accounts payable	11,405	(75)	11,330
Accrued compensation	(1,895)	—	(1,895)
Other accrued liabilities	8,570	—	8,570
Deferred revenue	1,792	—	1,792
Net cash (used in) provided by operating activities	(17,169)	1,990	(15,179)

Cash flows from investing activities:
Purchases of property and equipment	(12,319)	(1,990)	(14,309)
Proceeds from the sale of BreatheWay, net	3,135	—	3,135
Proceeds from the sale of Yucatan, net	12,531	—	12,531
Net cash provided by (used in) investing activities	3,347	(1,990)	1,357

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	4,822	—	4,822
Proceeds from long-term debt	3,367	—	3,367
Payments on long-term debt	(3,199)	—	(3,199)
Proceeds from line of credit	18,400	—	18,400
Payments on line of credit	(42,400)	—	(42,400)
Taxes paid for employee stock plans	(274)	—	(274)
Payments for debt issuance costs	(3,669)	—	(3,669)
Proceeds from sale of preferred stock, net of issuance costs	38,082	—	38,082
Net cash provided by financing activities	15,129	—	15,129

Net increase in cash and cash equivalents	1,307	—	1,307
Cash and cash equivalents, beginning of period	1,643	—	1,643
Cash and cash equivalents, end of period	$2,950	$—	$2,950

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$3,918	$—	$3,918
Convertible Preferred Stock PIK dividend	$(428)	$—	$(428)

The effects of this error on our previously reported changes in the Company’s allowance for sales returns and credit losses for the nine months ended February 26, 2023 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	February 26, 2023
(in thousands)	Balance at beginning of period	Provision (benefit) for expected credit losses	Write offs, net of recoveries	Balance at end of period
Nine months ended February 26, 2023, As Reported	$5	—	(1)	$4
Restatement Adjustment	$522	200	(200)	$522
Nine months ended February 26, 2023, As Restated	$527	200	(201)	$526
Discontinued Operations	$(5)	—	1	$(4)
Nine months ended February 26, 2023, As Restated, after Discontinued Operations	$522	200	(200)	$522
The effects of this error on our previously reported inventories as of February 26, 2023 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	February 26, 2023
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Finished goods	$14,636	$189	$14,825	$(1,284)	$13,541
Raw materials	22,554	(1,970)	20,584	(1,933)	18,651
Work in progress	11,506	(1,656)	9,850	—	9,850
Total inventories	$48,696	$(3,437)	$45,259	$(3,217)	$42,042
The effects of this error on our previously reported basic and diluted net loss per share for the three months ended February 26, 2023 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	Three Months Ended February 26, 2023
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Numerator:
Net (loss) income applicable to Common Stockholders	$(40,192)	$3,685	$(36,507)	$—	$(36,507)

Denominator:
Weighted average shares for basic net income per share	30,304	—	30,304	—	30,304
Weighted average shares for diluted net income per share	30,304	—	30,304	—	30,304

Diluted net (loss) income per share	$(1.33)	$0.13	$(1.20)	$—	$(1.20)
The effects of this error on our previously reported basic and diluted net loss per share for the nine months ended February 26, 2023 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	Nine Months Ended February 26, 2023
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Numerator:
Net (loss) income applicable to Common Stockholders	$(63,992)	$3,713	$(60,279)	$—	$(60,279)

Denominator:
Weighted average shares for basic net income per share	29,838	—	29,838	—	29,838
Weighted average shares for diluted net income per share	29,838	—	29,838	—	29,838

Diluted net (loss) income per share	$(2.14)	$0.12	$(2.02)	$—	$(2.02)
The effects of this error on our previously reported disaggregated revenue for the three months ended February 26, 2023 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Contact development and manufacturing organization	$17,809	$206	$18,015	$—	$18,015
Fermentation	8,521	—	8,521	—	8,521
Total	$26,330	$206	$26,536	$—	$26,536

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Olive oil and vinegars	$1,270	$—	$1,270	$(1,270)	$—
Total	$1,270	$—	$1,270	$(1,270)	$—
The effects of this error on our previously reported disaggregated revenue for the nine months ended February 26, 2023 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Contact development and manufacturing organization	$52,088	$400	$52,488	$—	$52,488
Fermentation	19,635	—	19,635	—	19,635
Total	$71,723	$400	$72,123	$—	$72,123

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Olive oil and vinegars	$6,025	$—	$6,025	$(6,025)	$—
Total	$6,025	$—	$6,025	$(6,025)	$—

The effects of this error on our previously reported segment reporting as of and for the three months ended February 26, 2023 as presented in the Company’s Quarterly Report on Form 10-Q Note 7, are as follows.

The segment table below has been restated to reflect the correction of accounting errors within the consolidated financial statements as of and for the three months ended February 26, 2023. Refer to Note 14 for the related income statement line items reported in the segment table of the Company after giving effect to the discontinued operations previously reported under the Curation segment. The Company disclosed Other to reconcile the segment information to the consolidated financial statements.

	Three Months Ended February 26, 2023
(in thousands)	Lifecore	Curation Foods	Other	Total
Three Months Ended February 26, 2023, As Reported
Net sales	$26,330	$1,270	$—	$27,600
Gross profit	6,072	(94)	—	5,978
Net income (loss) from continuing operations	851	280	(16,592)	(15,461)
Loss from discontinued operations, net of tax	—	(22,802)	(1,929)	(24,731)
Depreciation and amortization	1,878	243	10	2,131
Interest income	16	—	6	22
Interest expense	—	—	5,818	5,818
Income tax (benefit) expense, continuing operations	268	(3,019)	2,821	70
Corporate overhead allocation	739	241	(980)	—

Restatement Adjustments
Net sales	206	—	—	206
Gross profit	2,469	—	—	2,469
Net income from continuing operations	2,557	(2,882)	3,709	3,384
Loss from discontinued operations, net of tax	—	301	—	301
Depreciation and amortization	31	—	—	31
Interest expense	—	—	(963)	(963)
Income tax (benefit) expense, continuing operations	(288)	3,034	(2,746)	—

Three Months Ended February 26, 2023, As Restated
Net sales	$26,536	$1,270	$—	$27,806
Gross profit	8,541	(94)	—	8,447
Net income (loss) from continuing operations	3,408	(2,602)	(12,883)	(12,077)
Loss from discontinued operations, net of tax	—	(22,501)	(1,929)	(24,430)
Depreciation and amortization	1,909	243	10	2,162
Interest income	16	—	6	22
Interest expense	—	—	4,855	4,855
Income tax (benefit) expense, continuing operations	(20)	15	75	70
Corporate overhead allocation	739	241	(980)	—

The effects of this error on our previously reported segment reporting for the nine months ended February 26, 2023 as presented in the Company’s Quarterly Report on Form 10-Q Note 7, are as follows.
The segment table below has been restated to reflect the correction of accounting errors within the consolidated financial statements for the nine months ended February 26, 2023. Refer to Note 14 for the related income statement line items reported in the segment table of the Company after giving effect to the discontinued operations previously reported under the Curation segment. The Company disclosed Other to reconcile the segment information to the consolidated financial statements.

	Nine Months Ended February 26, 2023
(in thousands)	Lifecore	Curation Foods	Other	Total
Nine Months Ended February 26, 2023, As Reported
Net sales	$71,723	$6,025	$—	$77,748
Gross profit	18,847	723	—	19,570
Net income (loss) from continuing operations	2,269	(1,974)	(35,008)	(34,713)
Loss from discontinued operations, net of tax	—	(27,350)	(1,929)	(29,279)
Depreciation and amortization	5,492	2,637	31	8,160
Interest income	47	—	6	53
Interest expense	—	1	13,714	13,715
Income tax expense (benefit), continuing operations	717	(4,135)	3,496	78
Corporate overhead allocation	2,799	858	(3,657)	—

Restatement Adjustments
Net sales	400	—	—	400
Gross profit	1,355	(50)	—	1,305
Net income (loss) from continuing operations	1,883	(1,587)	5,407	5,703
Loss from discontinued operations, net of tax	—	(1,990)	—	(1,990)
Depreciation and amortization	92	—	—	92
Interest expense	—	—	(1,990)	(1,990)
Income tax (benefit) expense, continuing operations	(728)	4,145	(3,417)	—

Nine Months Ended February 26, 2023, As Restated
Net sales	$72,123	$6,025	$—	$78,148
Gross profit	20,202	673	—	20,875
Net income (loss) from continuing operations	4,152	(3,561)	(29,601)	(29,010)
Loss from discontinued operations, net of tax	—	(29,340)	(1,929)	(31,269)
Depreciation and amortization	5,584	2,637	31	8,252
Interest income	47	—	6	53
Interest expense	—	1	11,724	11,725
Income tax (benefit) expense, continuing operations	(11)	10	79	78
Corporate overhead allocation	2,799	858	(3,657)	—
The effects of this error on our previously reported discontinued operations as of February 26, 2023 as presented in the Company’s Quarterly Report on Form 10-Q Note 9, are as follows:

	Yucatan Foods - As of May 29, 2022
(in thousands)	As Reported	Restatement	As Restated
ASSETS
Cash and cash equivalents	$652	$—	$652
Accounts receivable, less allowance for credit losses	8,078	—	8,078
Inventories	22,545	(120)	22,425
Prepaid expenses and other current assets	1,869	(498)	1,371
Total current assets, discontinued operations	33,144	(618)	32,526
Property and equipment, net	3,500	—	3,500
Operating lease right-of-use assets	2,061	—	2,061
Trademarks/tradenames, net	4,000	—	4,000
Customer relationships, net	1,400	—	1,400
Other assets	102	—	102
Total other assets, discontinued operations	11,063	—	11,063
Total assets, discontinued operations	$44,207	$(618)	$43,589

LIABILITIES
Accounts payable	$2,814	$—	$2,814
Accrued compensation	297	—	297
Other accrued liabilities	800	(36)	764
Current portion of lease liabilities	434	—	434
Total current liabilities, discontinued operations	4,345	(36)	4,309
Long-term lease liabilities	1,627	—	1,627
Non-current liabilities, discontinued operations	1,627	—	1,627
Total liabilities, discontinued operations	$5,972	$(36)	$5,936
The effects of this error on our previously reported restructuring cost for the three months ended February 26, 2023 as presented in the Company’s Quarterly Report on Form 10-Q Note 8, are as follows:

	Three Months Ended February 26, 2023
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Employee severance and benefit costs	$2,362	$(175)	$2,187	$—	$2,187
Lease costs	43	—	43	—	43
Other restructuring costs	336	—	336	—	336
Total restructuring costs	$2,741	$(175)	$2,566	$—	$2,566

	Three Months Ended February 26, 2023
	Curation	Other	Total
Total restructuring costs, As reported	$901	$1,840	$2,741
Restatement adjustments	(175)	—	(175)
Total restructuring costs, As restated	$726	$1,840	$2,566

The effects of this error on our previously reported restructuring cost for the nine months ended February 26, 2023 as presented in the Company’s Quarterly Report on Form 10-Q Note 8, are as follows:

	Nine Months Ended February 26, 2023
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Employee severance and benefit costs	$2,606	$(324)	$2,282	$—	$2,282
Lease costs	88	—	88	—	88
Other restructuring costs	1,917	(111)	1,806	—	1,806
Total restructuring costs	$4,611	$(435)	$4,176	$—	$4,176

	Nine Months Ended February 26, 2023
	Curation	Other	Total
Total restructuring costs, As reported	$1,509	$3,102	$4,611
Restatement adjustments	(435)	—	(435)
Total restructuring costs, As restated	$1,074	$3,102	$4,176

As of and for the three and six months ended November 27, 2022

The effects of the restatement on the consolidated balance sheet as of November 27, 2022 are summarized in the following table:

	November 27, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
ASSETS
Current Assets:
Cash and cash equivalents	$6,830	$—	$6,830	$(892)	$5,938
Accounts receivable, net	35,689	(522)	35,167	(7,709)	27,458
Inventories	77,524	(5,936)	71,588	(33,168)	38,420
Prepaid expenses and other current assets	7,049	(1,553)	5,496	(3,823)	1,673
Current Assets, discontinued operations	—	—	—	45,592	45,592
Total Current Assets	127,092	(8,011)	119,081	—	119,081

Property and equipment, net	118,852	5,001	123,853	(3,666)	120,187
Operating lease right-of-use assets	7,951	(90)	7,861	(2,610)	5,251
Goodwill	13,881	—	13,881	—	13,881
Trademarks/tradenames, net	7,400	—	7,400	(3,200)	4,200
Customer relationships, net	1,292	—	1,292	(1,292)	—
Other assets	2,605	—	2,605	(113)	2,492
Non-current Assets, discontinued operations	—	—	—	10,881	10,881
Total Assets	$279,073	$(3,100)	$275,973	$—	$275,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,971	$(25)	27,946	$(14,645)	13,301
Accrued compensation	4,602	—	4,602	(498)	4,104
Other accrued liabilities	10,426	(51)	10,375	(1,010)	9,365
Current portion of lease liabilities	5,013	—	5,013	(679)	4,334
Deferred revenue	731	—	731	—	731
Line of credit	48,000	—	48,000	—	48,000
Current portion of long-term debt	98,953	—	98,953	—	98,953
Current liabilities, discontinued operations	—	—	—	16,832	16,832
Total Current Liabilities	195,696	(76)	195,620	—	195,620

Long-term lease liabilities	8,999	—	8,999	(1,979)	7,020
Deferred taxes, net	10	—	10	—	10
Other non-current liabilities	201	—	201	—	201
Non-current liabilities, discontinued operations	—	—	—	1,979	1,979
Total Liabilities	204,906	(76)	204,830	—	204,830

Stockholders’ Equity:
Common stock	$30	$—	30	$—	30
Additional paid-in capital	$174,036	$(178)	173,858	—	173,858
Accumulated deficit	(99,899)	(2,846)	(102,745)	—	(102,745)
Total Stockholders’ Equity	74,167	(3,024)	71,143	—	71,143
Total Liabilities and Stockholders’ Equity	$279,073	$(3,100)	$275,973	$—	$275,973

The effects of the restatement on the consolidated statement of operations and comprehensive income (loss) for the three months November 27, 2022 are summarized in the following table:

	Three Months Ended November 27, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Product sales	$38,802	$173	$38,975	$(17,111)	$21,864
Cost of product sales	31,694	1,280	32,974	(16,789)	16,185
Gross profit	7,108	(1,107)	6,001	(322)	5,679
Operating costs and expenses:
Research and development	2,118	149	2,267	(90)	2,177
Selling, general and administrative	10,773	(23)	10,750	(2,459)	8,291
Impairment of indefinite-lived intangible assets	1,300	—	1,300	(1,300)	—
Restructuring costs	823	(260)	563	—	563
Total operating costs and expenses	15,014	(134)	14,880	(3,849)	11,031
Operating (loss) income	(7,906)	(973)	(8,879)	3,527	(5,352)

Interest income	16	—	16	—	16
Interest expense	(4,219)	595	(3,624)	—	(3,624)
Transition services income	—	24	24	—	24
Other (expense) income	(336)	75	(261)	—	(261)
Net (loss) income from continuing operations before taxes	(12,445)	(279)	(12,724)	3,527	(9,197)
Income tax expense	(4)	—	(4)	—	(4)
Net (loss) income from continuing operations	(12,449)	(279)	(12,728)	3,527	(9,201)

Discontinued operations:
Loss from discontinued operations	—	(78)	(78)	(3,527)	(3,605)
Loss from discontinued operations, net of tax	—	(78)	(78)	(3,527)	(3,605)
Consolidated net loss	$(12,449)	$(357)	$(12,806)	$—	$(12,806)

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.42)	$(0.01)	$(0.43)	$0.12	$(0.31)
Loss from discontinued operations	$—	$—	$—	$(0.12)	$(0.12)
Total basic net loss per share	$(0.42)	$(0.01)	$(0.43)	$—	$(0.43)

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.42)	$(0.01)	$(0.43)	$0.12	$(0.31)
Loss from discontinued operations	$—	$—	$—	$(0.12)	$(0.12)
Total diluted net loss per share	$(0.42)	$(0.01)	$(0.43)	$—	$(0.43)

Shares used in per share computation
Basic	29,634	—	29,634	—	29,634
Diluted	29,634	—	29,634	—	29,634

	Three Months Ended November 27, 2022

(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Net loss	$(12,449)	$(357)	$(12,806)	$—	$(12,806)
Other comprehensive (loss) income, net of tax:
Net unrealized gains on interest rate swaps, net of tax	286	—	286	—	286
Other comprehensive income, net of tax	286	—	286	—	286
Total comprehensive loss	$(12,163)	$(357)	$(12,520)	$—	$(12,520)

The effects of the restatement on the consolidated statement of operations and comprehensive income (loss) for the six months November 27, 2022 are summarized in the following table:

	Six Months Ended November 27, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Product sales	$82,157	$194	$82,351	$(36,764)	$45,587
Cost of product sales	68,797	1,358	70,155	(36,226)	33,929
Gross profit	13,360	(1,164)	12,196	(538)	11,658
Operating costs and expenses:
Research and development	4,166	391	4,557	(169)	4,388
Selling, general and administrative	21,435	1,788	23,223	(6,828)	16,395
Impairment of indefinite-lived intangible assets	1,300	—	1,300	(1,300)	—
Gain on sale of BreatheWay	—	(2,108)	(2,108)	—	(2,108)
Restructuring costs	1,870	(260)	1,610	—	1,610
Total operating costs and expenses	28,771	(189)	28,582	(8,297)	20,285
Operating (loss) income	(15,411)	(975)	(16,386)	7,759	(8,627)

Interest income	31	—	31	—	31
Interest expense	(7,897)	1,027	(6,870)	—	(6,870)
Transition services income	—	68	68	—	68
Other (expense) income	(515)	13	(502)	—	(502)
Net (loss) income from continuing operations before taxes	(23,792)	133	(23,659)	7,759	(15,900)
Income tax expense	(8)	—	(8)	—	(8)
Net (loss) income from continuing operations	(23,800)	133	(23,667)	7,759	(15,908)

Discontinued operations:
Loss from discontinued operations	—	(105)	(105)	(7,759)	(7,864)
Loss from discontinued operations, net of tax	—	(105)	(105)	(7,759)	(7,864)
Consolidated net (loss) income	$(23,800)	$28	$(23,772)	$—	$(23,772)

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.80)	$—	$(0.80)	$0.26	$(0.54)
Loss from discontinued operations	$—	$—	$—	$(0.26)	$(0.26)

Total basic net loss per share	$(0.80)	$—	$(0.80)	$—	$(0.80)

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.80)	$—	$(0.80)	$0.26	$(0.54)
Loss from discontinued operations	$—	$—	$—	$(0.26)	$(0.26)
Total diluted net loss per share	$(0.80)	$—	$(0.80)	$—	$(0.80)

Shares used in per share computation
Basic	29,605	—	29,605	—	29,605
Diluted	29,605	—	29,605	—	29,605

	Six Months Ended November 27, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations

Net (loss) income	$(23,800)	$28	$(23,772)	$—	$(23,772)
Other comprehensive (loss) income, net of tax:
Net unrealized gains on interest rate swaps, net of tax	586	—	586	—	586
Other comprehensive income, net of tax	586	—	586	—	586
Total comprehensive (loss) income	$(23,214)	$28	$(23,186)	$—	$(23,186)

The effects of the restatement on the consolidated statement of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended November 27, 2022 are summarized in the following table:

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
As Reported
Balance at May 29, 2022	—	$—	29,513	$30	$167,352	$(76,099)	$(586)	$90,697
Issuance of stock under stock plans, net of shares withheld	—	—	80	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(67)	—	—	(67)
Stock-based compensation	—	—	—	—	785	—	—	785
Net loss	—	—	—	—	—	(11,351)	—	(11,351)
Other comprehensive income, net of tax	—	—	—	—	—	—	300	300
Balance at August 28, 2022	—	$—	29,593	$30	$168,070	$(87,450)	$(286)	$80,364
Issuance of stock under stock plans, net of shares withheld	—	—	76	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(142)	—	—	(142)
Stock-based compensation	—	—	—	—	1,108	—	—	1,108
Net loss	—	—	—	—	—	(12,449)	—	(12,449)
Other comprehensive income, net of tax	—	—	—	—	—	—	286	286

Issuance of shares to Wynnefield Capital, Inc., net of issuance costs	—	—	628	—	5,000	—	—	5,000
Balance at November 27, 2022	—	$—	30,297	$30	$174,036	$(99,899)	$—	$74,167

Restatements Adjustments
Opening retained earnings (at May 29, 2022)	—	—	—	—	—	(2,874)	—	(2,874)
Net income at August 28, 2022	—	—	—	—	—	385	—	385
Opening retained earnings (at August 28, 2022)	—	—	—	—	—	(2,489)	—	(2,489)
Cost of issuance of shares to Wynnefield Capital, Inc.	—	—	—	—	(178)	—	—	(178)
Net loss at November 27, 2022	—	—	—	—	—	(357)	—	(357)

As Restated
Balance at May 29, 2022	—	$—	29,513	$30	$167,352	$(78,973)	$(586)	$87,823
Issuance of stock under stock plans, net of shares withheld	—	—	80	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(67)	—	—	(67)
Stock-based compensation	—	—	—	—	785	—	—	785
Net loss	—	—	—	—	—	(10,966)	—	(10,966)
Other comprehensive income, net of tax	—	—	—	—	—	—	300	300
Balance at August 28, 2022	—	$—	29,593	$30	$168,070	$(89,939)	$(286)	$77,875
Issuance of stock under stock plans, net of shares withheld	—	—	76	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(142)	—	—	(142)
Stock-based compensation	—	—	—	—	1,108	—	—	1,108
Net loss	—	—	—	—	—	(12,806)	—	(12,806)
Other comprehensive income, net of tax	—	—	—	—	—	—	286	286
Issuance of shares to Wynnefield Capital, Inc., net of issuance costs	—	—	628	—	4,822	—	—	4,822
Balance at November 27, 2022	—	$—	30,297	$30	$173,858	$(102,745)	$—	$71,143
The effects of the restatement on the consolidated statement of cash flows for the six months ended November 27, 2022 are summarized in the following table:

	Six Months Ended November 27, 2022
	As Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net (loss) income	$(23,800)	$28	$(23,772)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of indefinite-lived intangible assets and goodwill	1,300	—	1,300
Depreciation, amortization of intangibles, debt costs and right-of-use assets	7,237	57	7,294
Gain on sale of BreatheWay	(2,108)	—	(2,108)
Stock-based compensation expense	1,893	—	1,893
Deferred taxes	(13)	—	(13)
Net loss on disposal of property and equipment held and used	22	—	22
Other, net	86	—	86
Changes in current assets and current liabilities:
Accounts receivable, net	12,483	—	12,483
Inventories	(10,679)	1,103	(9,576)
Prepaid expenses and other current assets	(585)	(140)	(725)
Accounts payable	11,730	(21)	11,709
Accrued compensation	(4,636)	—	(4,636)
Other accrued liabilities	2,777	—	2,777
Deferred revenue	(188)	—	(188)
Net cash (used in) provided by operating activities	(4,481)	1,027	(3,454)

Cash flows from investing activities:
Proceeds from sale of BreatheWay, net	3,135	—	3,135
Purchases of property and equipment	(6,182)	(1,027)	(7,209)
Net cash used in investing activities	(3,047)	(1,027)	(4,074)

Cash flows from financing activities:
Proceeds from sale of common stock	5,000	—	5,000
Payments on long-term debt	(76)	—	(76)
Proceeds from line of credit	8,800	—	8,800
Payments on line of credit	(800)	—	(800)
Taxes paid by Company for employee stock plans	(209)	—	(209)
Net cash provided by financing activities	12,715	—	12,715

Net increase in cash and cash equivalents	5,187	—	5,187
Cash and cash equivalents, beginning of period	1,643	—	1,643
Cash and cash equivalents, end of period	$6,830	$—	$6,830

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$2,700	$—	$2,700
The effects of this error on our previously reported changes in the Company’s allowance for sales returns and credit losses for the quarter ended November 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	November 27, 2022
	Balance at beginning of period	Provision (benefit) for expected credit losses	Write offs, net of recoveries	Balance at end of period
Six months ended November 27, 2022, As Reported	$65	—	—	$65
Restatement Adjustment	$522	—	—	$522
Six months ended November 27, 2022, As Restated	$587	—	—	$587
Discontinued Operations	$(65)	—	—	$(65)
Six months ended November 27, 2022, As Restated, after Discontinued Operations	$522	—	—	$522
The effects of this error on our previously reported inventories as of November 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	November 27, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Finished goods	$38,882	$185	$39,067	$(23,408)	$15,659
Raw materials	26,959	(2,482)	24,477	(9,000)	15,477
Work in progress	11,683	(3,639)	8,044	(760)	7,284
Total inventories	$77,524	$(5,936)	$71,588	$(33,168)	$38,420
The effects of this error on our previously reported basic and diluted net loss per share for the three months ended November 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	Three Months Ended November 27, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Numerator:
Net loss applicable to Common Stockholders	$(12,449)	$(357)	$(12,806)	$—	$(12,806)

Denominator:
Weighted average shares for basic net income per share	29,634	—	29,634	—	29,634
Weighted average shares for diluted net income per share	29,634	—	29,634	—	29,634

Diluted net loss per share	$(0.42)	$(0.01)	$(0.43)	$—	$(0.43)
The effects of this error on our previously reported basic and diluted net loss per share for the six months ended November 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	Six Months Ended November 27, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Numerator:
Net (loss) income applicable to Common Stockholders	$(23,800)	$28	$(23,772)	$—	$(23,772)

Denominator:
Weighted average shares for basic net income per share	29,605	—	29,605	—	29,605
Weighted average shares for diluted net income per share	29,605	—	29,605	—	29,605

Diluted loss income per share	$(0.80)	$—	$(0.80)	$—	$(0.80)
The effects of this error on our previously reported disaggregated revenue for the three months ended November 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Contact development and manufacturing organization	$16,032	$173	$16,205	$—	$16,205
Fermentation	5,659	—	5,659	—	5,659
Total	$21,691	$173	$21,864	$—	$21,864

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Avocado Products	$14,915	$—	$14,915	$(14,915)	$—
Olive oil and vinegars	2,196	—	2,196	(2,196)	—
Total	$17,111	$—	$17,111	$(17,111)	$—
The effects of this error on our previously reported disaggregated revenue for the six months ended November 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Contact development and manufacturing organization	$34,279	$194	$34,473	$—	$34,473
Fermentation	11,114	—	11,114	—	11,114
Total	$45,393	$194	$45,587	$—	$45,587

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Avocado Products	$32,009	$—	$32,009	$(32,009)	$—
Olive oil and vinegars	4,755	—	4,755	(4,755)	—
Total	$36,764	$—	$36,764	$(36,764)	$—

The effects of this error on our previously reported segment reporting for the three months ended November 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 7, are as follows.
The segment table below has been restated to reflect the correction of accounting errors within the consolidated financial statements for the three months ended November 27, 2022. Refer to Note 14 for the related income statement line items reported in the segment table of the Company after giving effect to the discontinued operations previously reported under the Curation segment. The Company disclosed Other to reconcile the segment information to the consolidated financial statements.

	Three Months Ended November 27, 2022
(in thousands)	Lifecore	Curation Foods	Other	Total
Three Months Ended November 27, 2022, As Reported
Net sales	$21,691	$17,111	$—	$38,802
Gross profit	6,675	433	—	7,108
Net income (loss) from continuing operations	916	(3,295)	(10,070)	(12,449)
Depreciation and amortization	1,843	588	11	2,442
Interest income	16	—	—	16
Interest expense	—	—	4,219	4,219
Income tax expense (benefit), continuing operations	290	(836)	550	4
Corporate overhead allocation	1,022	283	(1,305)	—

Restatement Adjustments
Net sales	173	—	—	173
Gross profit	(987)	(120)	—	(1,107)
Net (loss) income from continuing operations	(697)	(724)	1,142	(279)
Loss from discontinued operations, net of tax	—	(78)	—	(78)
Depreciation and amortization	31	—	—	31
Interest expense	—	—	(595)	(595)
Income tax (benefit) expense, continuing operations	(290)	837	(547)	—

Three Months Ended November 27, 2022, As Restated
Net sales	$21,864	$17,111	$—	$38,975
Gross profit	5,688	313	—	6,001
Net loss from continuing operations	219	(4,019)	(8,928)	(12,728)
Loss from discontinued operations, net of tax	—	(78)	—	(78)
Depreciation and amortization	1,874	588	11	2,473
Interest income	16	—	—	16
Interest expense	—	—	3,624	3,624
Income tax expense, continuing operations	—	1	3	4
Corporate overhead allocation	1,022	283	(1,305)	—

The effects of this error on our previously reported segment reporting for the six months ended November 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 7, are as follows.
The segment table below has been restated to reflect the correction of accounting errors within the consolidated financial statements for the six months ended November 27, 2022. Refer to Note 14 for the related income statement line items reported in the segment table of the Company after giving effect to the discontinued operations previously reported under the Curation segment. The Company disclosed Other to reconcile the segment information to the consolidated financial statements.

	Six Months Ended November 27, 2022
(in thousands)	Lifecore	Curation Foods	Other	Total
Six Months Ended November 27, 2022, As Reported
Net sales	$45,393	$36,764	$—	$82,157
Gross profit	12,776	584	—	13,360
Net income (loss) from continuing operations	1,419	(6,017)	(19,202)	(23,800)
Depreciation and amortization	3,614	2,756	21	6,391
Interest income	31	—	—	31
Interest expense	—	1	7,896	7,897
Income tax (benefit) expense, continuing operations	448	(1,901)	1,461	8
Corporate overhead allocation	2,060	617	(2,677)	—

Restatement Adjustments
Net sales	194	—	—	194
Gross profit	(1,114)	(50)	—	(1,164)
Net (loss) income from continuing operations	(666)	(1,684)	2,483	133
Loss from discontinued operations, net of tax	—	(105)	—	(105)
Depreciation and amortization	61	—	—	61
Interest expense	—	—	(1,027)	(1,027)
Income tax (benefit) expense, continuing operations	(448)	1,904	(1,456)	—

Six Months Ended November 27, 2022, As Restated
Net sales	$45,587	$36,764	$—	$82,351
Gross profit	11,662	534	—	12,196
Net income (loss) from continuing operations	753	(7,701)	(16,719)	(23,667)
Loss from discontinued operations, net of tax	—	(105)	—	(105)
Depreciation and amortization	3,675	2,756	21	6,452
Interest income	31	—	—	31
Interest expense	—	1	6,869	6,870
Income tax (benefit) expense, continuing operations	—	3	5	8
Corporate overhead allocation	2,060	617	(2,677)	—
The effects of this error on our previously reported restructuring cost for the three months ended November 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 8, are as follows:

	Three Months Ended November 27, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Employee severance and benefit costs	$36	$(149)	$(113)	$—	$(113)
Lease costs	25	—	25	—	25
Other restructuring costs	762	(111)	651	—	651
Total restructuring costs	$823	$(260)	$563	$—	$563

	Three Months Ended November 27, 2022
	Curation	Other	Total
Total restructuring costs, As reported	$186	$637	$823
Restatement adjustments	(260)	—	(260)
Total restructuring costs, As restated	$(74)	$637	$563
The effects of this error on our previously reported restructuring cost for the six months ended November 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 8, are as follows:

	Six Months Ended November 27, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Employee severance and benefit costs	$244	$(149)	$95	$—	$95
Lease costs	45	—	45	—	45
Other restructuring costs	1,581	(111)	1,470	—	1,470
Total restructuring costs	$1,870	$(260)	$1,610	$—	$1,610

	Six Months Ended November 27, 2022
	Curation	Other	Total
Total restructuring costs, As reported	$608	$1,262	$1,870
Restatement adjustments	(260)	—	(260)
Total restructuring costs, As restated	$348	$1,262	$1,610

As of and for the three months ended August 28, 2022

The effects of the restatement on the consolidated balance sheet as of August 28, 2022 are summarized in the following table:

	August 28, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
ASSETS
Current Assets:
Cash and cash equivalents	$4,222	$—	$4,222	$(1,682)	$2,540
Accounts receivable, net	40,934	(522)	40,412	(8,483)	31,929
Inventories	64,285	(4,860)	59,425	(23,271)	36,154
Prepaid expenses and other current assets	7,157	(1,711)	5,446	(3,460)	1,986
Current Assets, discontinued operations	—	—	—	36,896	36,896
Total Current Assets	116,598	(7,093)	109,505	—	109,505

Property and equipment, net	117,551	4,437	121,988	(3,798)	118,190
Operating lease right-of-use assets	8,229	(62)	8,167	(2,771)	5,396
Goodwill	13,881	—	13,881	—	13,881
Trademarks/tradenames, net	8,700	—	8,700	(4,500)	4,200
Customer relationships, net	1,346	—	1,346	(1,346)	—
Other assets	2,793	—	2,793	(113)	2,680
Non-current Assets, discontinued operations	—	—	—	12,528	12,528
Total Assets	$269,098	$(2,718)	$266,380	$—	$266,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,366	$—	$16,366	$(6,743)	$9,623
Accrued compensation	6,373	—	6,373	(452)	5,921
Other accrued liabilities	7,832	(229)	7,603	(981)	6,622
Current portion of lease liabilities	5,021	—	5,021	(669)	4,352
Deferred revenue	803	—	803	—	803
Line of credit	44,000	—	44,000	—	44,000
Current portion of long-term debt	98,569	—	98,569	—	98,569
Current liabilities, discontinued operations	—	—	—	8,845	8,845
Total Current Liabilities	178,964	(229)	178,735	—	178,735

Long-term lease liabilities	9,447	—	9,447	(2,153)	7,294
Deferred taxes, net	124	—	124	—	124
Other non-current liabilities	199	—	199	—	199
Non-current liabilities, discontinued operations	—	—	—	2,153	2,153
Total Liabilities	188,734	(229)	188,505	—	188,505

Stockholders’ Equity:
Common stock	30	—	30	—	30
Additional paid-in capital	168,070	—	168,070	—	168,070
Accumulated deficit	(87,450)	(2,489)	(89,939)	—	(89,939)
Accumulated other comprehensive loss	(286)	—	(286)	—	(286)
Total Stockholders’ Equity	80,364	(2,489)	77,875	—	77,875
Total Liabilities and Stockholders’ Equity	$269,098	$(2,718)	$266,380	$—	$266,380

The effects of the restatement on the consolidated statement of operations and comprehensive income (loss) for the three months August 28, 2022 are summarized in the following table:

	Three Months Ended August 28, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Product sales	$43,355	$21	$43,376	$(19,652)	$23,724
Cost of product sales	37,103	78	37,181	(19,436)	17,745
Gross profit	6,252	(57)	6,195	(216)	5,979
Operating costs and expenses:
Research and development	2,048	242	2,290	(79)	2,211
Selling, general and administrative	10,661	1,811	12,472	(4,369)	8,103
Gain on sale of BreatheWay	—	(2,108)	(2,108)	—	(2,108)
Restructuring costs	1,047	—	1,047	—	1,047
Total operating costs and expenses	13,756	(55)	13,701	(4,448)	9,253
Operating (loss) income	(7,504)	(2)	(7,506)	4,232	(3,274)

Interest income	15	—	15	—	15
Interest expense	(3,678)	432	(3,246)	—	(3,246)
Transition services income	—	44	44	—	44
Other expense	(180)	(62)	(242)	—	(242)
Net (loss) income from continuing operations before taxes	(11,347)	412	(10,935)	4,232	(6,703)
Income tax expense	(4)	—	(4)	—	(4)
Net (loss) income from continuing operations	(11,351)	412	(10,939)	4,232	(6,707)

Discontinued operations:
Loss from discontinued operations	—	(27)	(27)	(4,232)	(4,259)
Loss from discontinued operations, net of tax	—	(27)	(27)	(4,232)	(4,259)
Consolidated net (loss) income	$(11,351)	$385	$(10,966)	$—	$(10,966)

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.38)	$0.01	$(0.37)	$0.14	$(0.23)
Loss from discontinued operations	$—	$—	$—	$(0.14)	$(0.14)
Total basic net (loss) income per share	$(0.38)	$0.01	$(0.37)	$—	$(0.37)

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.38)	$0.01	$(0.37)	$0.14	$(0.23)
Loss from discontinued operations	$—	$—	$—	$(0.14)	$(0.14)
Total diluted net (loss) income per share	$(0.38)	$0.01	$(0.37)	$—	$(0.37)

Shares used in per share computation
Basic	29,577	—	29,577	—	29,577
Diluted	29,577	—	29,577	—	29,577

	Three Months Ended August 28, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Net (loss) income	$(11,351)	$385	$(10,966)	$—	$(10,966)
Other comprehensive (loss) income, net of tax:
Net unrealized gains on interest rate swaps, net of tax	300	—	300	—	300
Other comprehensive income, net of tax	300	—	300	—	300
Total comprehensive (loss) income	$(11,051)	$385	$(10,666)	$—	$(10,666)

The effects of the restatement on the consolidated statement of convertible preferred stock and stockholders’ equity (deficit) for the three months ended August 28, 2022 are summarized in the following table:

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
As Reported
Balance at May 29, 2022	—	$—	29,513	$30	$167,352	$(76,099)	$(586)	$90,697
Issuance of stock under stock plans, net of shares withheld	—	—	80	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(67)	—	—	(67)
Stock-based compensation	—	—	—	—	785	—	—	785
Net loss	—	—	—	—	—	(11,351)	—	(11,351)
Other comprehensive income, net of tax	—	—	—	—	—	—	300	300
Balance at August 28, 2022	—	$—	29,593	$30	$168,070	$(87,450)	$(286)	$80,364

Restatements Adjustments
Opening retained earnings (at May 29, 2022)	—	—	—	—	—	(2,874)	—	(2,874)
Net income at August 28, 2022	—	—	—	—	—	385	—	385

As Restated
Balance at May 29, 2022	—	$—	29,513	$30	$167,352	$(78,973)	$(586)	$87,823
Issuance of stock under stock plans, net of shares withheld	—	—	80	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(67)	—	—	(67)
Stock-based compensation	—	—	—	—	785	—	—	785
Net loss	—	—	—	—	—	(10,966)	—	(10,966)
Other comprehensive income, net of tax	—	—	—	—	—	—	300	300
Balance at August 28, 2022	—	$—	29,593	$30	$168,070	$(89,939)	$(286)	$77,875
The effects of the restatement on the consolidated statement of cash flows for the three months ended August 28, 2022 are summarized in the following table:

	Three Months Ended August 28, 2022
	As Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net (loss) income	$(11,351)	$385	$(10,966)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization of intangibles, debt costs and right-of-use assets	4,356	(2)	4,354
Gain on sale of BreatheWay	(2,108)	—	(2,108)
Stock-based compensation expense	785	—	785
Deferred taxes	(17)	—	(17)
Other, net	(18)	—	(18)
Changes in current assets and current liabilities:
Accounts receivable, net	7,238	—	7,238
Inventory	2,560	27	2,587
Prepaid expenses and other current assets	(761)	22	(739)
Accounts payable	581	—	581
Accrued compensation	(2,865)	—	(2,865)
Other accrued liabilities	183	—	183
Deferred revenue	(116)	—	(116)
Net cash (used in) provided by operating activities	(1,533)	432	(1,101)

Cash flows from investing activities:
Proceeds from sale of BreatheWay, net	3,135	—	3,135
Purchases of property and equipment	(2,929)	(432)	(3,361)
Net cash provided by (used in) investing activities	206	(432)	(226)

Cash flows from financing activities:
Payments on long-term debt	(27)	—	(27)
Proceeds from line of credit	4,000	—	4,000
Taxes paid by Company for employee stock plans	(67)	—	(67)
Net cash provided by financing activities	3,906	—	3,906

Net increase in cash and cash equivalents	2,579	—	2,579
Cash and cash equivalents, beginning of period	1,643	—	1,643
Cash and cash equivalents, end of period	$4,222	$—	$4,222

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$2,243	$—	$2,243
The effects of this error on our previously reported changes in the Company’s allowance for sales returns and credit losses for the quarter ended August 28, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	August 28, 2022
	Balance at beginning of period	Provision (benefit) for expected credit losses	Write offs, net of recoveries	Balance at end of period
Three months ended August 28, 2022, As Reported	$65	—	—	$65
Restatement Adjustment	$522	—	—	$522
Three months ended August 28, 2022, As Restated	$587	—	—	$587
Discontinued Operations	$(65)	—	—	$(65)
Three months ended August 28, 2022, As Restated, after Discontinued Operations	$522	—	—	$522
The effects of this error on our previously reported inventories as of August 28, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	August 28, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Finished goods	$25,266	$(164)	$25,102	$(14,321)	$10,781
Raw materials	27,402	(2,379)	25,023	(8,762)	16,261
Work in progress	11,617	(2,317)	9,300	(188)	9,112
Total inventories	$64,285	$(4,860)	$59,425	$(23,271)	$36,154
The effects of this error on our previously reported basic and diluted net loss per share for the three months ended August 28, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	Three Months Ended August 28, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Numerator:
Net (loss) income applicable to Common Stockholders	$(11,351)	$385	$(10,966)	$—	$(10,966)

Denominator:
Weighted average shares for basic net income per share	29,577	—	29,577	—	29,577
Weighted average shares for diluted net income per share	29,577	—	29,577	—	29,577

Diluted net (loss) income per share	$(0.38)	$0.01	$(0.37)	$—	$(0.37)
The effects of this error on our previously reported disaggregated revenue for the three months ended August 28, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Contact development and manufacturing organization	$18,247	$21	$18,268	$—	$18,268
Fermentation	5,456	—	5,456	—	5,456
Total	$23,703	$21	$23,724	$—	$23,724

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Avocado Products	$17,093	$—	$17,093	$(17,093)	$—
Olive oil and vinegars	2,559	—	2,559	(2,559)	—
Total	$19,652	$—	$19,652	$(19,652)	$—

The effects of this error on our previously reported segment reporting for the three months ended August 28, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 7, are as follows.
The segment table below has been restated to reflect the correction of accounting errors within the consolidated financial statements for the three months ended August 28, 2022. Refer to Note 14 for the related income statement line items reported in the segment table of the Company after giving effect to the discontinued operations previously reported under the Curation segment. The Company disclosed Other to reconcile the segment information to the consolidated financial statements.

	Three Months Ended August 28, 2022
(in thousands)	Lifecore	Curation Foods	Other	Total
Three Months Ended August 28, 2022, As Reported
Net sales	$23,703	$19,652	$—	$43,355
Gross profit	6,101	151	—	6,252
Net income (loss) from continuing operations	502	(2,721)	(9,132)	(11,351)
Depreciation and amortization	1,771	2,167	11	3,949
Interest income	15	—	—	15
Interest expense	—	—	3,678	3,678
Income tax (benefit) expense, continuing operations	158	(1,065)	911	4
Corporate overhead allocation	1,038	334	(1,372)	—

Restatement Adjustments
Net sales	21	—	—	21
Gross profit	(127)	70	—	(57)
Net (loss) income from continuing operations	31	(959)	1,340	412
Loss from discontinued operations, net of tax	—	(27)	—	(27)
Depreciation and amortization	30	—	—	30
Interest expense	—	—	(432)	(432)
Income tax (benefit) expense, continuing operations	(158)	1,066	(908)	—

Three Months Ended August 28, 2022, As Restated
Net sales	$23,724	$19,652	$—	$43,376
Gross profit	5,974	221	—	6,195
Net income (loss) from continuing operations	533	(3,680)	(7,792)	(10,939)
Loss from discontinued operations, net of tax	—	(27)	—	(27)
Depreciation and amortization	1,801	2,167	11	3,979
Interest income	15	—	—	15
Interest expense	—	—	3,246	3,246
Income tax expense, continuing operations	—	1	3	4
Corporate overhead allocation	1,038	334	(1,372)	—

As of and for the three and nine months ended February 27, 2022

The effects of the restatement on the consolidated balance sheet as of February 27, 2022 are summarized in the following table:

	February 27, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
ASSETS
Current Assets:
Cash and cash equivalents	$1,854	$—	$1,854	$(753)	$1,101
Accounts receivable, net	49,559	(522)	49,037	(9,290)	39,747
Inventories	73,700	(2,591)	71,109	(36,351)	34,758
Prepaid expenses and other current assets	6,924	(1,784)	5,140	(3,322)	1,818
Current assets, discontinued operations	—	—	—	49,716	49,716
Total Current Assets	132,037	(4,897)	127,140	—	127,140

Property and equipment, net	123,209	3,557	126,766	(16,263)	110,503
Operating lease right-of-use assets	8,796	—	8,796	(3,093)	5,703
Goodwill	33,916	—	33,916	(20,035)	13,881
Trademarks/tradenames, net	17,100	—	17,100	(12,900)	4,200
Customer relationships, net	7,476	—	7,476	(7,425)	51
Other assets	3,048	—	3,048	(113)	2,935
Non-current assets, discontinued operations	—	—	—	59,829	59,829
Total Assets	$325,582	$(1,340)	$324,242	$—	$324,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,014	$27	$20,041	$(6,747)	$13,294
Accrued compensation	9,757	—	9,757	(339)	9,418
Other accrued liabilities	14,083	(36)	14,047	(1,054)	12,993
Current portion of lease liabilities	5,045	—	5,045	(650)	4,395
Deferred revenue	1,614	—	1,614	—	1,614
Line of credit	39,900	—	39,900	—	39,900
Current liabilities, discontinued operations	—	—	—	8,790	8,790
Total Current Liabilities	90,413	(9)	90,404	—	90,404

Long-term debt, net	79,598	—	79,598	—	79,598
Long-term lease liabilities	10,342	—	10,342	(2,494)	7,848
Deferred taxes, net	961	(165)	796	—	796
Other non-current liabilities	544	—	544	—	544
Non-current liabilities, discontinued operations	—	—	—	2,494	2,494
Total Liabilities	181,858	(174)	181,684	—	181,684

Stockholders’ Equity:
Common stock	29	—	29	—	29
Additional paid-in capital	166,943	—	166,943	—	166,943
Accumulated deficit	(22,536)	(1,166)	(23,702)	—	(23,702)
Accumulated other comprehensive loss	(712)	—	(712)	—	(712)
Total Stockholders’ Equity	143,724	(1,166)	142,558	—	142,558
Total Liabilities and Stockholders’ Equity	$325,582	$(1,340)	$324,242	$—	$324,242

The effects of the restatement on the consolidated statement of operations and comprehensive income (loss) for the three months February 27, 2022 are summarized in the following table:

	Three Months Ended February 27, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Product sales	$37,399	$2	$37,401	$(2,169)	$35,232
Cost of product sales	24,533	793	25,326	(1,733)	23,593
Gross profit	12,866	(791)	12,075	(436)	11,639
Operating costs and expenses:
Research and development	2,000	288	2,288	(34)	2,254
Selling, general and administrative	14,163	175	14,338	(589)	13,749
Restructuring costs	5,270	4	5,274	—	5,274
Total operating costs and expenses	21,433	467	21,900	(623)	21,277
Operating loss	(8,567)	(1,258)	(9,825)	187	(9,638)

Interest income	20	—	20	—	20
Interest expense	(4,105)	429	(3,676)	—	(3,676)
Transition services income	5,473	—	5,473	—	5,473
Other income (expense)	454	(164)	290	—	290
Net loss from continuing operations before taxes	(6,725)	(993)	(7,718)	187	(7,531)
Income tax benefit (expense)	87	(2,014)	(1,927)	(1,462)	(3,389)
Net loss from continuing operations	(6,638)	(3,007)	(9,645)	(1,275)	(10,920)

Discontinued operations:
(Loss) gain from discontinued operations	(6,859)	494	(6,365)	(187)	(6,552)
Income tax benefit (expense)	411	2,013	2,424	1,462	3,886
(Loss) income from discontinued operations, net of tax	(6,448)	2,507	(3,941)	1,275	(2,666)
Consolidated net loss	$(13,086)	$(500)	$(13,586)	$—	$(13,586)

Basic net (loss) income per share:
Loss from continuing operations	$(0.23)	$(0.10)	$(0.33)	$(0.04)	$(0.37)
Loss from discontinued operations	$(0.22)	$0.09	$(0.13)	$0.04	$(0.09)
Total basic net loss per share	$(0.45)	$(0.01)	$(0.46)	$—	$(0.46)

Diluted net (loss) income per share:
Loss from continuing operations	$(0.23)	$(0.10)	$(0.33)	$(0.04)	$(0.37)
Loss from discontinued operations	$(0.22)	$0.09	$(0.13)	$0.04	$(0.09)
Total diluted net loss per share	$(0.45)	$(0.01)	$(0.46)	$—	$(0.46)

Shares used in per share computation
Basic	29,482	—	29,482	—	29,482
Diluted	29,482	—	29,482	—	29,482

	Three Months Ended February 27, 2022

(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Net loss	$(13,086)	$(500)	$(13,586)	$—	$(13,586)
Other comprehensive (loss) income, net of tax:
Net unrealized gains on interest rate swaps, net of tax	104	—	104	—	104
Other comprehensive income, net of tax	104	—	104	—	104
Total comprehensive loss	$(12,982)	$(500)	$(13,482)	$—	$(13,482)

The effects of the restatement on the consolidated statement of operations and comprehensive income (loss) for the nine months February 27, 2022 are summarized in the following table:

	Nine Months Ended February 27, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Product sales	$90,140	$40	$90,180	$(7,016)	$83,164
Cost of product sales	58,507	1,637	60,144	(5,622)	54,522
Gross profit	31,633	(1,597)	30,036	(1,394)	28,642
Operating costs and expenses:
Research and development	5,722	(17)	5,705	(81)	5,624
Selling, general and administrative	27,659	211	27,870	(1,708)	26,162
Restructuring costs	7,530	(502)	7,028	—	7,028
Total operating costs and expenses	40,911	(308)	40,603	(1,789)	38,814
Operating (loss) income	(9,278)	(1,289)	(10,567)	395	(10,172)

Interest income	66	—	66	—	66
Interest expense	(13,877)	1,304	(12,573)	—	(12,573)
Transition services income	5,473	—	5,473	—	5,473
Other income	642	24	666	—	666
Net (loss) income from continuing operations before taxes	(16,974)	39	(16,935)	395	(16,540)
Income tax benefit (expense)	5,591	—	5,591	(130)	5,461
Net loss from continuing operations	(11,383)	39	(11,344)	265	(11,079)

Discontinued operations:
Loss from discontinued operations	(49,576)	(367)	(49,943)	(395)	(50,338)
Income tax (expense) benefit	(157)	—	(157)	130	(27)
Loss from discontinued operations, net of tax	(49,733)	(367)	(50,100)	(265)	(50,365)
Consolidated net loss	$(61,116)	$(328)	$(61,444)	$—	$(61,444)

Basic net (loss) income per share:
Loss from continuing operations	$(0.39)	$—	$(0.39)	$0.01	$(0.38)
Loss from discontinued operations	$(1.69)	$(0.01)	$(1.70)	$(0.01)	$(1.71)
Total basic net loss per share	$(2.08)	$(0.01)	$(2.09)	$—	$(2.09)

Diluted net (loss) income per share:
Loss income from continuing operations	$(0.39)	$—	$(0.39)	$0.01	$(0.38)
Loss from discontinued operations	$(1.69)	$(0.01)	$(1.70)	$(0.01)	$(1.71)
Total diluted net loss per share	$(2.08)	$(0.01)	$(2.09)	$—	$(2.09)

Shares used in per share computation
Basic	29,459	—	29,459	—	29,459
Diluted	29,459	—	29,459	—	29,459

	Nine Months Ended February 27, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Net loss	$(61,116)	$(328)	$(61,444)	$—	$(61,444)
Other comprehensive (loss) income, net of tax:
Net unrealized gains on interest rate swaps, net of tax	646	—	646	—	646
Other comprehensive income, net of tax	646	—	646	—	646
Total comprehensive loss	$(60,470)	$(328)	$(60,798)	$—	$(60,798)

The effects of the restatement on the consolidated statement of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended February 27, 2022 are summarized in the following table:

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
As Reported
Balance at May 30, 2021	—	$—	29,333	$29	$165,533	$38,580	$(1,358)	$202,784
Issuance of stock under stock plans, net of shares withheld	—	—	129	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(428)	—	—	(428)
Stock-based compensation	—	—	—	—	620	—	—	620
Net loss	—	—	—	—	—	(9,477)	—	(9,477)
Other comprehensive income, net of tax	—	—	—	—	—	—	366	366
Balance at August 29, 2021	—	$—	29,462	$29	$165,725	$29,103	$(992)	$193,865
Issuance of stock under stock plans, net of shares withheld	—	—	19	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(84)	—	—	(84)
Stock-based compensation	—	—	—	—	686	—	—	686
Net loss	—	—	—	—	—	(38,441)	—	(38,441)
Other comprehensive income, net of tax	—	—	—	—	—	—	176	176
Balance at November 28, 2021	—	$—	29,481	$29	$166,327	$(9,338)	$(816)	$156,202
Issuance of stock under stock plans, net of shares withheld	—	—	1	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(6)	—	—	(6)
Stock-based compensation	—	—	—	—	622	—	—	622

Net loss	—	—	—	—	—	(13,086)	—	(13,086)
Other comprehensive income, net of tax	—	—	—	—	—	—	104	104
Balance at February 27, 2022	—	$—	29,482	$29	$166,943	$(22,424)	$(712)	$143,836

Restatements Adjustments
Opening retained earnings (at May 30, 2021)	—	—	—	—	—	(838)	—	(838)
Net income at August 29, 2021	—	—	—	—	—	90	—	90
Opening retained earnings (at August 29, 2021)	—	—	—	—	—	(748)	—	(748)
Net loss at November 28, 2021	—	—	—	—	—	(30)	—	(30)
Opening retained earnings (at November 28, 2021)	—	—	—	—	—	(666)	—	(666)
Net loss at February 27, 2022	—	—	—	—	—	(500)	—	(500)

As Restated
Balance at May 30, 2021	—	$—	29,333	$29	$165,533	$37,742	$(1,358)	$201,946
Issuance of stock under stock plans, net of shares withheld	—	—	129	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(428)	—	—	(428)
Stock-based compensation	—	—	—	—	620	—	—	620
Net loss	—	—	—	—	—	(9,387)	—	(9,387)
Other comprehensive income, net of tax	—	—	—	—	—	—	366	366
Balance at August 29, 2021	—	$—	29,462	$29	$165,725	$28,355	$(992)	$193,117
Issuance of stock under stock plans, net of shares withheld	—	—	19	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(84)	—	—	(84)
Stock-based compensation	—	—	—	—	686	—	—	686
Net loss	—	—	—	—	—	(38,471)	—	(38,471)
Other comprehensive income, net of tax	—	—	—	—	—	—	176	176
Balance at November 28, 2021	—	$—	29,481	$29	$166,327	$(10,116)	$(816)	$155,424
Issuance of stock under stock plans, net of shares withheld	—	—	1	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(6)	—	—	(6)
Stock-based compensation	—	—	—	—	622	—	—	622
Net loss	—	—	—	—	—	(13,586)	—	(13,586)
Other comprehensive income, net of tax	—	—	—	—	—	—	104	104
Balance at February 27, 2022	—	$—	29,482	$29	$166,943	$(23,702)	$(712)	$142,558

The effects of the restatement on the consolidated statement of cash flows for the nine months ended February 27, 2022 are summarized in the following table:

	Nine Months Ended February 27, 2022
	As Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(61,116)	$(328)	$(61,444)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of goodwill	32,057	—	32,057
Depreciation, amortization of intangibles, debt costs and right-of-use assets	14,488	59	14,547
Loss on disposal of property and equipment related to restructuring, net	5,185	—	5,185
Deferred taxes	(5,471)	—	(5,471)
Loss on sale of Eat Smart	235	—	235
Stock-based compensation expense	1,928	—	1,928
Net loss on disposal of property and equipment held and used	25	—	25
Provision (benefit) for expected credit losses	(14)	—	(14)
Other, net	(551)	—	(551)
Changes in current assets and current liabilities:
Accounts receivable, net	(7,525)	—	(7,525)
Inventory	(11,910)	1,538	(10,372)
Prepaid expenses and other current assets	(1,448)	8	(1,440)
Accounts payable	13,507	27	13,534
Accrued compensation	(2,027)	—	(2,027)
Other accrued liabilities	(70)	—	(70)
Deferred revenue	662	—	662
Net cash (used in) provided by operating activities	(22,045)	1,304	(20,741)

Cash flows from investing activities:
Proceeds from the Sale of Eat Smart	73,500	—	73,500
Sale of investment in non-public company	45,100	—	45,100
Purchases of property and equipment	(18,539)	(1,304)	(19,843)
Eat Smart sale net working capital adjustment	(2,390)	—	(2,390)
Proceeds from sales of property and equipment	1,096	—	1,096
Net cash provided by (used in) investing activities	98,767	(1,304)	97,463

Cash flows from financing activities:
Payments on long-term debt	(86,376)	—	(86,376)
Proceeds from line of credit	45,011	—	45,011
Payments on line of credit	(34,111)	—	(34,111)
Taxes paid by Company for employee stock plans	(518)	—	(518)
Payments for debt issuance costs	(169)	—	(169)
Net cash used in financing activities	(76,163)	—	(76,163)

Net increase in cash, cash equivalents and restricted cash	559	—	559
Cash, cash equivalents and restricted cash, beginning of period	1,295	—	1,295
Cash, cash equivalents and restricted cash, end of period	$1,854	$—	$1,854

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$1,764	$—	$1,764

The effects of this error on our previously reported changes in the Company’s allowance for sales returns and credit losses for the quarter ended February 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	February 27, 2022
	Balance at beginning of period	Provision (benefit) for expected credit losses	Write offs, net of recoveries	Balance at end of period
Nine months ended February 27, 2022, As Reported	$5	—	—	$5
Restatement Adjustment	$522	—	—	$522
Nine months ended February 27, 2022, As Restated	$527	—	—	$527
Discontinued Operations	$(5)	—	—	$(5)
Nine months ended February 27, 2022, As Restated, after Discontinued Operations	$522	—	—	$522
The effects of this error on our previously reported inventories as of February 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	February 27, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Finished goods	$42,387	$52	$42,439	$(29,036)	$13,403
Raw materials	26,644	(1,937)	24,707	(7,294)	17,413
Work in progress	4,669	(706)	3,963	(21)	3,942
Total inventories	$73,700	$(2,591)	$71,109	$(36,351)	$34,758
The effects of this error on our previously reported basic and diluted net loss per share for the three months ended February 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	Three Months Ended February 27, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Numerator:
Net loss applicable to Common Stockholders	$(13,086)	$(500)	$(13,586)	$—	$(13,586)

Denominator:
Weighted average shares for basic net income per share	29,482	—	29,482	—	29,482
Weighted average shares for diluted net income per share	29,482	—	29,482	—	29,482

Diluted net loss per share	$(0.45)	$(0.01)	$(0.46)	$—	$(0.46)
The effects of this error on our previously reported basic and diluted net loss per share for the nine months ended February 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	Nine Months Ended February 27, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Numerator:
Net loss applicable to Common Stockholders	$(61,116)	$(328)	$(61,444)	$—	$(61,444)

Denominator:
Weighted average shares for basic net income per share	29,459	—	29,459	—	29,459
Weighted average shares for diluted net income per share	29,459	—	29,459	—	29,459

Diluted net loss per share	$(2.08)	$(0.01)	$(2.09)	$—	$(2.09)

The effects of this error on our previously reported disaggregated revenue for the three months ended February 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Contact development and manufacturing organization	$24,799	$2	$24,801	$—	$24,801
Fermentation	10,009	—	10,009	—	10,009
Total	$34,808	$2	$34,810	$—	$34,810

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Olive oil and vinegars	$2,169	$—	$2,169	$(2,169)	$—
Technology	422	—	422	—	422
Total	$2,591	$—	$2,591	$(2,169)	$422
The effects of this error on our previously reported disaggregated revenue for the nine months ended February 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Contact development and manufacturing organization	$63,951	$40	$63,991	$—	$63,991
Fermentation	17,756	—	17,756	—	17,756
Total	$81,707	$40	$81,747	$—	$81,747

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Olive oil and vinegars	$7,016	$—	$7,016	$(7,016)	$—
Technology	1,417	—	1,417	—	1,417
Total	$8,433	$—	$8,433	$(7,016)	$1,417

The effects of this error on our previously reported segment reporting for the three months ended February 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 7, are as follows.
The segment table below has been restated to reflect the correction of accounting errors within the consolidated financial statements for the three months ended February 27, 2022. Refer to Note 14 for the related income statement line items reported in the segment table of the Company after giving effect to the discontinued operations previously reported under the Curation segment. The Company disclosed Other to reconcile the segment information to the consolidated financial statements.

	Three Months Ended February 27, 2022
(in thousands)	Lifecore	Curation Foods	Other	Total
Three Months Ended February 27, 2022, As Reported
Net sales	$34,808	$2,591	$—	$37,399
Gross profit	12,905	(39)	—	12,866
Net income (loss) from continuing operations	5,054	(5,380)	(6,312)	(6,638)
Loss from discontinued operations, net of tax	—	(3,407)	(3,041)	(6,448)
Depreciation and amortization	1,674	304	18	1,996
Interest income	18	—	2	20
Interest expense	—	26	4,079	4,105
Income tax (benefit) expense, continuing operations	1,596	(1,678)	(5)	(87)
Corporate overhead allocation	1,175	289	(1,464)	—

Restatement Adjustments
Net sales	2	—	—	2
Gross profit	(791)	—	—	(791)
Net (loss) income from continuing operations	2,268	(4,229)	(1,046)	(3,007)
Loss from discontinued operations, net of tax	—	2,507	—	2,507
Depreciation and amortization	24	—	—	24
Interest expense	—	—	(429)	(429)
Income tax (benefit) expense, continuing operations	(3,059)	3,598	1,475	2,014

Three Months Ended February 27, 2022, As Restated
Net sales	$34,810	$2,591	$—	$37,401
Gross profit	12,114	(39)	—	12,075
Net income (loss) from continuing operations	7,322	(9,609)	(7,358)	(9,645)
Loss from discontinued operations, net of tax	—	(900)	(3,041)	(3,941)
Depreciation and amortization	1,698	304	18	2,020
Interest income	18	—	2	20
Interest expense	—	26	3,650	3,676
Income tax (benefit) expense, continuing operations	(1,463)	1,920	1,470	1,927
Corporate overhead allocation	1,175	289	(1,464)	—

The effects of this error on our previously reported segment reporting for the nine months ended February 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 7, are as follows.
The segment table below has been restated to reflect the correction of accounting errors within the consolidated financial statements for the nine months ended February 27, 2022. Refer to Note 14 for the related income statement line items reported in the segment table of the Company after giving effect to the discontinued operations previously reported under the Curation segment. The Company disclosed Other to reconcile the segment information to the consolidated financial statements.

	Nine Months Ended February 27, 2022
(in thousands)	Lifecore	Curation Foods	Other	Total
Nine Months Ended February 27, 2022, As Reported
Net sales	$81,707	$8,433	$—	$90,140
Gross profit	30,384	1,249	—	31,633
Net income (loss) from continuing operations	11,317	4,640	(27,340)	(11,383)
Loss from discontinued operations, net of tax	—	(46,692)	(3,041)	(49,733)
Depreciation and amortization	4,894	364	70	5,328
Interest income	57	—	9	66
Interest expense	—	300	13,577	13,877
Income tax expense (benefit), continuing operations	3,574	(13,422)	4,257	(5,591)
Corporate overhead allocation	3,389	778	(4,167)	—

Restatement Adjustments
Net sales	40	—	—	40
Gross profit	(1,597)	—	—	(1,597)
Net (loss) income from continuing operations	(2,412)	(10,300)	12,751	39
Loss from discontinued operations, net of tax	—	(367)	—	(367)
Depreciation and amortization	59	—	—	59
Interest expense	—	—	(1,304)	(1,304)
Income tax expense (benefit), continuing operations	815	10,632	(11,447)	—

Nine Months Ended February 27, 2022, As Restated
Net sales	$81,747	$8,433	$—	90,180
Gross profit	28,787	1,249	—	30,036
Net income (loss) from continuing operations	8,905	(5,660)	(14,589)	(11,344)
Loss from discontinued operations, net of tax	—	(47,059)	(3,041)	(50,100)
Depreciation and amortization	4,953	364	70	5,387
Interest income	57	—	9	66
Interest expense	—	300	12,273	12,573
Income tax expense (benefit), continuing operations	4,389	(2,790)	(7,190)	(5,591)
Corporate overhead allocation	3,389	778	(4,167)	—

The effects of this error on our previously reported discontinued operations as of February 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 9, are as follows:

	Eat Smart - As of May 30, 2021
(in thousands)	As Reported	Restatement	As Restated
ASSETS
Cash and cash equivalents	$136	$—	$136
Accounts receivable, less allowance for credit losses	28,583	—	28,583
Inventories	6,587	—	6,587
Prepaid expenses and other current assets	2,312	(515)	1,797
Total current assets, discontinued operations	37,618	(515)	37,103
Investment in non-public company, fair value	45,100	(45,100)	—
Property and equipment, net	59,273	—	59,273
Operating lease right-of-use assets	3,729	—	3,729
Goodwill	35,470	—	35,470
Trademarks/tradenames, net	8,228	—	8,228
Customer relationships, net	2,260	—	2,260
Other assets	80	—	80
Total other assets, discontinued operations	154,140	(45,100)	109,040
Total assets, discontinued operations	$191,758	$(45,615)	$146,143

LIABILITIES
Accounts payable	31,271	—	31,271
Accrued compensation	4,550	—	4,550
Other accrued liabilities	4,041	350	4,391
Current portion of lease liabilities	2,289	—	2,289
Deferred revenue	493	(350)	143
Total current liabilities, discontinued operations	42,644	—	42,644
Long-term lease liabilities	3,252	—	3,252
Other non-current liabilities	729	—	729
Non-current liabilities, discontinued operations	3,981	—	3,981
Total liabilities, discontinued operations	$46,625	$—	$46,625
The effects of this error on our previously reported restructuring cost for the three months ended February 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 8, are as follows:

	Three Months Ended February 27, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Asset write-off costs	$3,693	$—	$3,693	$—	$3,693
Employee severance and benefit costs	—	—	—	—	—
Lease costs	1,527	—	1,527	—	1,527
Other restructuring costs	50	4	54	—	54
Total restructuring costs	$5,270	$4	$5,274	$—	$5,274

	Three Months Ended February 27, 2022
	Curation	Other	Total
Total restructuring costs, As reported	$5,220	$50	$5,270
Restatement adjustments	4	—	4
Total restructuring costs, As restated	$5,224	$50	$5,274
The effects of this error on our previously reported restructuring cost for the nine months ended February 27, 2022 as presented in the Company’s Quarterly Report on Form 10-Q Note 8, are as follows:

	Nine Months Ended February 27, 2022
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Asset write-off costs	$3,693	$(566)	$3,127	$—	$3,127
Employee severance and benefit costs	—	34	34	—	34
Lease costs	1,995	—	1,995	—	1,995
Other restructuring costs	1,842	30	1,872	—	1,872
Total restructuring costs	$7,530	$(502)	$7,028	$—	$7,028

	Nine Months Ended February 27, 2022
	Curation	Other	Total
Total restructuring costs, As reported	$5,686	$1,844	$7,530
Restatement adjustments	(502)	—	(502)
Total restructuring costs, As restated	$5,184	$1,844	$7,028

As of and for the three and six months ended November 28, 2021

The effects of the restatement on the consolidated balance sheet as of November 28, 2021 are summarized in the following table:

	November 28, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
ASSETS
Current Assets:
Cash and cash equivalents	$1,091	$—	$1,091	$(482)	$609
Accounts receivable, less allowance for doubtful accounts	65,276	(522)	64,754	(37,259)	27,495
Inventories	79,433	(1,824)	77,609	(37,894)	39,715
Prepaid expenses and other current assets	8,721	(1,622)	7,099	(5,658)	1,441
Current assets, discontinued operations	—	—	—	81,293	81,293
Total Current Assets	154,521	(3,968)	150,553	—	150,553

Property and equipment, net	179,929	3,152	183,081	(74,320)	108,761
Operating lease right-of-use assets	11,979	—	11,979	(4,492)	7,487
Goodwill	37,329	—	37,329	(23,448)	13,881
Trademarks/tradenames, net	25,328	—	25,328	(21,128)	4,200
Customer relationships, net	9,799	—	9,799	(9,671)	128
Other assets	3,239	—	3,239	(156)	3,083
Non-current assets, discontinued operations	—	—	—	133,215	133,215
Total Assets	$422,124	$(816)	$421,308	$—	$421,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$59,098	$52	$59,150	$(50,495)	$8,655
Accrued compensation	7,214	—	7,214	(3,958)	3,256
Other accrued liabilities	9,804	76	9,880	(6,000)	3,880
Current portion of lease liabilities	2,988	—	2,988	(1,770)	1,218
Deferred revenue	1,160	—	1,160	(193)	967
Line of credit	42,000	—	42,000	—	42,000
Current Liabilities, discontinued operations	—	—	—	62,416	62,416
Total Current Liabilities	122,264	128	122,392	—	122,392

Long-term debt, net	124,194	—	124,194	—	124,194
Long-term lease liabilities	14,203	—	14,203	(2,859)	11,344
Deferred taxes, net	1,367	(166)	1,201	—	1,201
Other non-current liabilities	3,894	—	3,894	(1,962)	1,932
Non-current liabilities, discontinued operations	—	—	—	4,821	4,821
Total Liabilities	265,922	(38)	265,884	—	265,884

Stockholders’ Equity:
Common stock	29	—	29	—	29
Additional paid-in capital	166,327	—	166,327	—	166,327
Accumulated deficit	(9,338)	(778)	(10,116)	—	(10,116)
Accumulated other comprehensive loss	(816)	—	(816)	—	(816)
Total Stockholders’ Equity	156,202	(778)	155,424	—	155,424
Total Liabilities and Stockholders’ Equity	$422,124	$(816)	$421,308	$—	$421,308

The effects of the restatement on the consolidated statement of operations and comprehensive income (loss) for the three months November 28, 2021 are summarized in the following table:

	Three Months Ended November 28, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Product sales	$43,452	$38	$43,490	$(17,889)	$25,601
Cost of product sales	28,737	616	29,353	(15,210)	14,143
Gross profit	14,715	(578)	14,137	(2,679)	11,458
Operating costs and expenses:
Research and development	1,856	—	1,856	(176)	1,680
Selling, general and administrative	8,012	82	8,094	(2,633)	5,461
Restructuring costs	707	(80)	627	—	627
Total operating costs and expenses	10,575	2	10,577	(2,809)	7,768
Operating income (loss)	4,140	(580)	3,560	130	3,690

Interest income	19	—	19	—	19
Interest expense	(3,094)	327	(2,767)	—	(2,767)
Other income	79	251	330	—	330
Net income (loss) from continuing operations before taxes	1,144	(2)	1,142	130	1,272
Income tax benefit	3,085	2,147	5,232	1,043	6,275
Net income from continuing operations	4,229	2,145	6,374	1,173	7,547

Discontinued operations:
Loss from discontinued operations	(42,409)	(52)	(42,461)	(130)	(42,591)
Income tax expense	(261)	(2,123)	(2,384)	(1,043)	(3,427)
Loss from discontinued operations, net of tax	(42,670)	(2,175)	(44,845)	(1,173)	(46,018)
Consolidated net loss	$(38,441)	$(30)	$(38,471)	$—	$(38,471)

Basic net (loss) income per share:
Income from continuing operations	$0.14	$0.07	$0.21	$0.04	$0.25
Loss from discontinued operations	$(1.44)	$(0.08)	$(1.52)	$(0.04)	$(1.56)
Total basic net loss per share	$(1.30)	$(0.01)	$(1.31)	$—	$(1.31)

Diluted net (loss) income per share:
Income from continuing operations	$0.14	$0.07	$0.21	$0.04	$0.25
Loss from discontinued operations	$(1.44)	$(0.08)	$(1.52)	$(0.04)	$(1.56)
Total diluted net loss income per share	$(1.30)	$(0.01)	$(1.31)	$—	$(1.31)

Shares used in per share computation
Basic	29,471	—	29,471	—	29,471
Diluted	29,471	—	29,471	—	29,471

	Three Months Ended November 28, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Net (loss) income	$(38,441)	$(30)	$(38,471)	$—	$(38,471)
Other comprehensive (loss) income, net of tax:
Net unrealized gains on interest rate swaps, net of tax	176	—	176	—	176
Other comprehensive income, net of tax	176	—	176	—	176
Total comprehensive (loss) income	$(38,265)	$(30)	$(38,295)	$—	$(38,295)

The effects of the restatement on the consolidated statement of operations and comprehensive income (loss) for the six months November 28, 2021 are summarized in the following table:

	Six Months Ended November 28, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Product sales	$85,084	$38	$85,122	$(37,191)	$47,931
Cost of product sales	59,934	956	60,890	(29,962)	30,928
Gross profit	25,150	(918)	24,232	(7,229)	17,003
Operating costs and expenses:
Research and development	3,729	—	3,729	(360)	3,369
Selling, general and administrative	17,482	314	17,796	(5,384)	12,412
Restructuring costs	2,541	(786)	1,755	—	1,755
Total operating costs and expenses	23,752	(472)	23,280	(5,744)	17,536
Operating income (loss)	1,398	(446)	952	(1,485)	(533)

Interest income	46	—	46	—	46
Interest expense	(9,772)	875	(8,897)	—	(8,897)
Other income	188	188	376	—	376
Net (loss) income from continuing operations before taxes	(8,140)	617	(7,523)	(1,485)	(9,008)
Income tax benefit	4,736	2,014	6,750	1,332	8,082
Net (loss) income from continuing operations	(3,404)	2,631	(773)	(153)	(926)

Discontinued operations:
(Loss) gain from discontinued operations	(44,714)	(558)	(45,272)	1,485	(43,787)
Income tax benefit (provision)	200	(2,013)	(1,813)	(1,332)	(3,145)
(Loss) gain from discontinued operations, net of tax	(44,514)	(2,571)	(47,085)	153	(46,932)
Consolidated net (loss) income	$(47,918)	$60	$(47,858)	$—	$(47,858)

Basic net (loss) income per share:

(Loss) income from continuing operations	$(0.12)	$0.09	$(0.03)	$(0.01)	$(0.04)
(Loss) income from discontinued operations	$(1.51)	$(0.09)	$(1.60)	$0.01	$(1.59)
Total basic net (loss) income per share	$(1.63)	$—	$(1.63)	$—	$(1.63)

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.12)	$0.09	$(0.03)	$(0.01)	$(0.04)
Loss from discontinued operations	$(1.51)	$(0.09)	$(1.60)	$0.01	$(1.59)
Total diluted net (loss) income per share	$(1.63)	$—	$(1.63)	$—	$(1.63)

Shares used in per share computation
Basic	29,448	—	29,448	—	29,448
Diluted	29,448	—	29,448	—	29,448

	Six Months Ended November 28, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Net (loss) income	$(47,918)	$60	$(47,858)	$—	$(47,858)
Other comprehensive (loss) income, net of tax:
Net unrealized gains on interest rate swaps, net of tax	542	—	542	—	542
Other comprehensive income, net of tax	542	—	542	—	542
Total comprehensive (loss) income	$(47,376)	$60	$(47,316)	$—	$(47,316)

The effects of the restatement on the consolidated statement of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended November 28, 2021 are summarized in the following table:

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
As Reported
Balance at May 30, 2021	—	$—	29,333	$29	$165,533	$38,580	$(1,358)	$202,784
Issuance of stock under stock plans, net of shares withheld	—	—	129	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(428)	—	—	(428)
Stock-based compensation	—	—	—	—	620	—	—	620
Net loss	—	—	—	—	—	(9,477)	—	(9,477)
Other comprehensive income, net of tax	—	—	—	—	—	—	366	366
Balance at August 29, 2021	—	$—	29,462	$29	$165,725	$29,103	$(992)	$193,865
Issuance of stock under stock plans, net of shares withheld	—	—	19	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(84)	—	—	(84)
Stock-based compensation	—	—	—	—	686	—	—	686
Net loss	—	—	—	—	—	(38,441)	—	(38,441)
Other comprehensive income, net of tax	—	—	—	—	—	—	176	176

Balance at November 28, 2021	—	$—	29,481	$29	$166,327	$(9,338)	$(816)	$156,202

Restatements Adjustments
Opening retained earnings (at May 30, 2021)	—	—	—	—	—	(838)	—	(838)
Net income at August 29, 2021	—	—	—	—	—	90	—	90
Opening retained earnings (at August 29, 2021)	—	—	—	—	—	(748)	—	(748)
Net loss at November 28, 2021	—	—	—	—	—	(30)	—	(30)

As Restated
Balance at May 30, 2021	—	$—	29,333	$29	$165,533	$37,742	$(1,358)	$201,946
Issuance of stock under stock plans, net of shares withheld	—	—	129	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(428)	—	—	(428)
Stock-based compensation	—	—	—	—	620	—	—	620
Net loss	—	—	—	—	—	(9,387)	—	(9,387)
Other comprehensive income, net of tax	—	—	—	—	—	—	366	366
Balance at August 29, 2021	—	$—	29,462	$29	$165,725	$28,355	$(992)	$193,117
Issuance of stock under stock plans, net of shares withheld	—	—	19	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(84)	—	—	(84)
Stock-based compensation	—	—	—	—	686	—	—	686
Net loss	—	—	—	—	—	(38,471)	—	(38,471)
Other comprehensive income, net of tax	—	—	—	—	—	—	176	176
Balance at November 28, 2021	—	$—	29,481	$29	$166,327	$(10,116)	$(816)	$155,424

The effects of the restatement on the consolidated statement of cash flows for the six months ended November 28, 2021 are summarized in the following table:

	Six Months Ended November 28, 2021
	As Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net (loss) income	$(47,918)	$60	$(47,858)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of goodwill	32,057	—	32,057
Depreciation, amortization of intangibles, debt costs and right-of-use assets	10,959	35	10,994
Deferred taxes	(4,963)	(1)	(4,964)
Stock-based compensation expense	1,306	—	1,306
Provision for expected credit losses	196	—	196
Net loss on disposal of property and equipment held and used	22	—	22
Loss on disposal of property and equipment related to restructuring, net	(92)	—	(92)
Other, net	(111)	—	(111)
Changes in current assets and current liabilities:
Accounts receivable, net	4,541	—	4,541
Inventory	(9,770)	771	(8,999)
Prepaid expenses and other current assets	(1,784)	(154)	(1,938)
Accounts payable	15,148	52	15,200
Accrued compensation	(5,090)	—	(5,090)
Other accrued liabilities	1,163	112	1,275
Deferred revenue	30	—	30
Net cash (used in) provided by operating activities	(4,306)	875	(3,431)

Cash flows from investing activities:
Sale of investment in non-public company	45,100	—	45,100
Purchases of property and equipment	(13,010)	(875)	(13,885)
Proceeds from sales of property and equipment	1,082	—	1,082
Net cash provided by (used in) investing activities	33,172	(875)	32,297

Cash flows from financing activities:
Payments on long-term debt	(41,426)	—	(41,426)
Proceeds from line of credit	26,000	—	26,000
Payments on line of credit	(13,000)	—	(13,000)
Payments for debt issuance costs	(132)	—	(132)
Taxes paid by Company for employee stock plans	(512)	—	(512)
Net cash used in financing activities	(29,070)	—	(29,070)

Net decrease in cash, cash equivalents and restricted cash	(204)	—	(204)
Cash, cash equivalents and restricted cash, beginning of period	1,295	—	1,295
Cash, cash equivalents and restricted cash, end of period	$1,091	$—	$1,091

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$1,105	$—	$1,105

The effects of this error on our previously reported changes in the Company’s allowance for sales returns and credit losses for the quarter ended November 28, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	November 28, 2021
	Balance at beginning of period	Provision (benefit) for expected credit losses	Write offs, net of recoveries	Balance at end of period
Six months ended November 28, 2021, As Reported	$85	$(14)	$—	$71
Restatement Adjustment	$522	$—	$—	$522
Six months ended November 28, 2021, As Restated	$607	$(14)	$—	$593
Discontinued Operations	$(85)	$14	$—	$(71)
Six months ended November 28, 2021, As Restated, after Discontinued Operations	$522	$—	$—	$522
The effects of this error on our previously reported inventories as of November 28, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	November 28, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Finished goods	$42,967	$227	$43,194	$(22,309)	$20,885
Raw materials	31,924	(1,602)	30,322	(15,583)	14,739
Work in progress	4,542	(449)	4,093	(2)	4,091
Total inventories	$79,433	$(1,824)	$77,609	$(37,894)	$39,715
The effects of this error on our previously reported basic and diluted net loss per share for the three and six months ended November 28, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	Three Months Ended November 28, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Numerator:
Net loss applicable to Common Stockholders	$(38,441)	$(30)	$(38,471)	$—	$(38,471)

Denominator:
Weighted average shares for basic net income per share	29,471	—	29,471	—	29,471
Weighted average shares for diluted net income per share	29,471	—	29,471	—	29,471

Diluted net loss per share	$(1.30)	$(0.01)	$(1.31)	$—	$(1.31)

	Six Months Ended November 28, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Numerator:
Net (loss) income applicable to Common Stockholders	$(47,918)	$60	$(47,858)	$—	$(47,858)

Denominator:
Weighted average shares for basic net income per share	29,448	—	29,448	—	29,448
Weighted average shares for diluted net income per share	29,448	—	29,448	—	29,448

Diluted net (loss) income per share	$(1.63)	$—	$(1.63)	$—	$(1.63)

The effects of this error on our previously reported disaggregated revenue for the three months ended November 28, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Contact development and manufacturing organization	$21,363	$38	$21,401	$—	$21,401
Fermentation	3,583	—	3,583	—	3,583
Total	$24,946	$38	$24,984	$—	$24,984

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Avocado Products	$15,381	$—	$15,381	$(15,381)	$—
Olive oil and vinegars	2,508	—	2,508	(2,508)	—
Technology	617	—	617	—	617
Total	$18,506	$—	$18,506	$(17,889)	$617
The effects of this error on our previously reported disaggregated revenue for the six months ended November 28, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Contact development and manufacturing organization	$39,152	$38	$39,190	$—	$39,190
Fermentation	7,746	—	7,746	—	7,746
Total	$46,898	$38	$46,936	$—	$46,936

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Avocado Products	$32,343	$—	$32,343	$(32,343)	$—
Olive oil and vinegars	4,848	—	4,848	(4,848)	—
Technology	995	—	995	—	995
Total	$38,186	$—	$38,186	$(37,191)	$995

The effects of this error on our previously reported segment reporting for the three months ended November 28, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 7, are as follows.
The segment table below has been restated to reflect the correction of accounting errors within the consolidated financial statements for the three months ended November 28, 2021. Refer to Note 14 for the related income statement line items reported in the segment table of the Company after giving effect to the discontinued operations previously reported under the Curation segment. The Company disclosed Other to reconcile the segment information to the consolidated financial statements.

	Three Months Ended November 28, 2021
(in thousands)	Lifecore	Curation Foods	Other	Total
Three Months Ended November 28, 2021, As Reported
Net sales	$24,946	$18,506	$—	$43,452
Gross profit	11,715	3,000	—	14,715
Net income (loss) from continuing	5,682	(747)	(706)	4,229
Loss from discontinued operations, net of tax	—	(42,670)	—	(42,670)
Depreciation and amortization	1,673	886	26	2,585
Interest income	19	—	—	19
Interest expense	—	136	2,958	3,094
Income tax (benefit) expense, continuing operations	1,794	(579)	(4,300)	(3,085)
Corporate overhead allocation	1,078	1,231	(2,309)	—

Restatement Adjustments
Net sales	38	—	—	38
Gross profit	(498)	(80)	—	(578)
Net (loss) income from continuing operations	(5,293)	716	6,722	2,145
Loss from discontinued operations, net of tax	—	(2,175)	—	(2,175)
Depreciation and amortization	24	—	—	24
Interest expense	—	—	(327)	(327)
Income tax (benefit) expense, continuing operations	4,795	(547)	(6,395)	(2,147)

Three Months Ended November 28, 2021, As Restated
Net sales	$24,984	$18,506	$—	$43,490
Gross profit	11,217	2,920	—	14,137
Net income (loss) from continuing	389	(31)	6,016	6,374
Loss from discontinued operations, net of tax	—	(44,845)	—	(44,845)
Depreciation and amortization	1,697	886	26	2,609
Interest income	19	—	—	19
Interest expense	—	136	2,631	2,767
Income tax (benefit) expense, continuing operations	6,589	(1,126)	(10,695)	(5,232)
Corporate overhead allocation	1,078	1,231	(2,309)	—

The effects of this error on our previously reported segment reporting for the six months ended November 28, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 7, are as follows.
The segment table below has been restated to reflect the correction of accounting errors within the consolidated financial statements for the six months ended November 28, 2021. Refer to Note 14 for the related income statement line items reported in the segment table of the Company after giving effect to the discontinued operations previously reported under the Curation segment. The Company disclosed Other to reconcile the segment information to the consolidated financial statements.

	Six Months Ended November 28, 2021
(in thousands)	Lifecore	Curation Foods	Other	Total
Six Months Ended November 28, 2021, As Reported
Net sales	$46,898	$38,186	$—	$85,084
Gross profit	17,479	7,671	—	25,150
Net income (loss) from continuing operations	6,262	(1,030)	(8,636)	(3,404)
Loss from discontinued operations, net of tax	—	(44,514)	—	(44,514)
Depreciation and amortization	3,220	1,767	52	5,039
Interest income	39	—	7	46
Interest expense	—	273	9,499	9,772
Income tax (benefit) expense, continuing operations	1,977	(797)	(5,916)	(4,736)
Corporate overhead allocation	2,215	2,702	(4,917)	—

Restatement Adjustments
Net sales	38	—	—	38
Gross profit	(806)	(112)	—	(918)
Net (loss) income from continuing operations	(5,498)	899	7,230	2,631
Loss from discontinued operations, net of tax	—	(2,571)	—	(2,571)
Depreciation and amortization	35	—	—	35
Interest expense	—	—	(875)	(875)
Income tax (benefit) expense, continuing operations	4,692	(351)	(6,355)	(2,014)

Six Months Ended November 28, 2021, As Restated
Net sales	$46,936	$38,186	$—	$85,122
Gross profit	16,673	7,559	—	24,232
Net income (loss) from continuing operations	764	(131)	(1,406)	(773)
Loss from discontinued operations, net of tax	—	(47,085)	—	(47,085)
Depreciation and amortization	3,255	1,767	52	5,074
Interest income	39	—	7	46
Interest expense	—	273	8,624	8,897
Income tax (benefit) expense, continuing operations	6,669	(1,148)	(12,271)	(6,750)
Corporate overhead allocation	2,215	2,702	(4,917)	—
The effects of this error on our previously reported restructuring cost for the three months ended November 28, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 8, are as follows:

	Three Months Ended November 28, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Other restructuring costs	$707	$(80)	$627	$—	$627
Total restructuring costs	$707	$(80)	$627	$—	$627

	Three Months Ended November 28, 2021
	Curation	Other	Total
Total restructuring costs, As reported	$(2)	$709	$707
Restatement adjustments	(80)	—	(80)
Total restructuring costs, As restated	$(82)	$709	$627
The effects of this error on our previously reported restructuring cost for the six months ended November 28, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 8, are as follows:

	Six Months Ended November 28, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Asset write-off costs	$—	$(566)	$(566)	$—	$(566)
Employee severance and benefit costs	—	34	34	—	34
Lease costs	$468	$—	$468	$—	$468
Other restructuring costs	2,073	(254)	1,819	—	1,819
Total restructuring costs	$2,541	$(786)	$1,755	$—	$1,755

	Six Months Ended November 28, 2021
	Curation	Other	Total
Total restructuring costs, As reported	$466	$2,075	$2,541
Restatement adjustments	(786)	—	(786)
Total restructuring costs, As restated	$(320)	$2,075	$1,755

As of and for the three months ended August 29, 2021

The effects of the restatement on the consolidated balance sheet as of August 29, 2021 are summarized in the following table:

	August 29, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
ASSETS
Current Assets:
Cash and cash equivalents	$1,447	$—	$1,447	$(508)	$939
Accounts receivable, less allowance for doubtful accounts	61,956	(522)	61,434	(35,218)	26,216
Inventories	69,415	(1,350)	68,065	(31,196)	36,869
Prepaid expenses and other current assets	9,591	(1,871)	7,720	(6,396)	1,324
Current assets, discontinued operations	—	—	—	73,318	73,318
Total Current Assets	142,409	(3,743)	138,666	—	138,666

Property and equipment, net	180,460	2,849	183,309	(74,909)	108,400
Operating lease right-of-use assets	14,299	—	14,299	(6,603)	7,696
Goodwill	69,386	—	69,386	(55,505)	13,881
Trademarks/tradenames, net	25,328	—	25,328	(21,128)	4,200
Customer relationships, net	10,295	—	10,295	(10,090)	205
Other assets	3,442	—	3,442	(191)	3,251
Non-current assets, discontinued operations	—	—	—	168,426	168,426
Total Assets	$445,619	$(894)	$444,725	$—	$444,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$46,355	$—	46,355	$(37,749)	8,606
Accrued compensation	9,173	—	9,173	(4,438)	4,735
Other accrued liabilities	10,855	(4)	10,851	(6,138)	4,713
Current portion of lease liabilities	4,054	—	4,054	(2,818)	1,236
Deferred revenue	1,216	—	1,216	(147)	1,069
Line of credit	32,000	—	32,000	—	32,000
Current Liabilities, discontinued operations	—	—	—	51,290	51,290
Total Current Liabilities	103,653	(4)	103,649	—	103,649

Long-term debt, net	123,833	—	123,833	—	123,833
Long-term lease liabilities	17,072	—	17,072	(5,417)	11,655
Deferred taxes, net	4,091	(142)	3,949	—	3,949
Other non-current liabilities	3,105	—	3,105	(729)	2,376
Non-current liabilities, discontinued operations	—	—	—	6,146	6,146
Total Liabilities	251,754	(146)	251,608	—	251,608

Stockholders’ Equity:
Common stock	29	—	29	$—	29

Additional paid-in capital	165,725	—	165,725	—	165,725
Retained earnings (accumulated deficit)	29,103	(748)	28,355	—	28,355
Accumulated other comprehensive loss	(992)	—	(992)	—	(992)
Total Stockholders’ Equity	193,865	(748)	193,117	—	193,117
Total Liabilities and Stockholders’ Equity	$445,619	$(894)	$444,725	$—	$444,725

The effects of the restatement on the consolidated statement of operations and comprehensive income (loss) for the three months August 29, 2021 are summarized in the following table:

	Three Months Ended August 29, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Product sales	$41,632	$—	$41,632	$(19,302)	$22,330
Cost of product sales	31,197	340	31,537	(14,752)	16,785
Gross profit	10,435	(340)	10,095	(4,550)	5,545
Operating costs and expenses:
Research and development	1,873	—	1,873	(184)	1,689
Selling, general and administrative	9,470	232	9,702	(2,751)	6,951
Restructuring costs	1,834	(706)	1,128	—	1,128
Total operating costs and expenses	13,177	(474)	12,703	(2,935)	9,768
Operating loss	(2,742)	134	(2,608)	(1,615)	(4,223)

Interest income	27	—	27	—	27
Interest expense	(6,678)	548	(6,130)	—	(6,130)
Other income (expense)	109	(63)	46	—	46
Net (loss) income from continuing operations before taxes	(9,284)	619	(8,665)	(1,615)	(10,280)
Income tax benefit (expense)	1,651	(133)	1,518	289	1,807
Net (loss) income from continuing operations	(7,633)	486	(7,147)	(1,326)	(8,473)

Discontinued operations:
(Loss) gain from discontinued operations	(2,305)	(506)	(2,811)	1,615	(1,196)
Income tax benefit	461	110	571	(289)	282
(Loss) gain from discontinued operations, net of tax	(1,844)	(396)	(2,240)	1,326	(914)
Consolidated net (loss) income	$(9,477)	$90	$(9,387)	$—	$(9,387)

Basic net (loss) income per share:
Loss from continuing operations	$(0.26)	$0.02	$(0.24)	$(0.05)	$(0.29)
Loss from discontinued operations	$(0.06)	$(0.02)	$(0.08)	$0.05	$(0.03)
Total basic net loss per share	$(0.32)	$—	$(0.32)	$—	$(0.32)

Diluted net (loss) income per share:
Loss from continuing operations	$(0.26)	$0.02	$(0.24)	$(0.05)	$(0.29)

Loss from discontinued operations	$(0.06)	$(0.02)	$(0.08)	$0.05	$(0.03)
Total diluted net loss per share	$(0.32)	$—	$(0.32)	$—	$(0.32)

Shares used in per share computation
Basic	29,424	—	29,424	—	29,424
Diluted	29,424	—	29,424	—	29,424

	Three Months Ended August 29, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Net (loss) income	$(9,477)	$90	$(9,387)	$—	$(9,387)
Other comprehensive (loss) income, net of tax:
Net unrealized gains on interest rate swaps, net of tax	366	—	366	—	366
Other comprehensive income, net of tax	366	—	366	—	366
Total comprehensive (loss) income	$(9,111)	$90	$(9,021)	$—	$(9,021)

The effects of the restatement on the consolidated statement of convertible preferred stock and stockholders’ equity (deficit) for the three months ended August 29, 2021 are summarized in the following table:

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
As Reported
Balance at May 30, 2021	—	$—	29,333	$29	$165,533	$38,580	$(1,358)	$202,784
Issuance of stock under stock plans, net of shares withheld	—	—	129	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(428)	—	—	(428)
Stock-based compensation	—	—	—	—	620	—	—	620
Net loss	—	—	—	—	—	(9,477)	—	(9,477)
Other comprehensive income, net of tax	—	—	—	—	—	—	366	366
Balance at August 29, 2021	$—	$—	29,462	$29	$165,725	$29,103	$(992)	$193,865

Restatements Adjustments
Opening retained earnings (at May 30, 2021)	—	—	—	—	—	(838)	—	(838)
Net income at August 29, 2021	—	—	—	—	—	90	—	90

As Restated
Balance at May 30, 2021	—	$—	29,333	$29	$165,533	$37,742	$(1,358)	$201,946
Issuance of stock under stock plans, net of shares withheld	—	—	129	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(428)	—	—	(428)
Stock-based compensation	—	—	—	—	620	—	—	620
Net loss	—	—	—	—	—	(9,387)	—	(9,387)
Other comprehensive income, net of tax	—	—	—	—	—	—	366	366
Balance at August 29, 2021	$—	$—	29,462	$29	$165,725	$28,355	$(992)	$193,117
The effects of the restatement on the consolidated statement of cash flows for the three months ended August 29, 2021 are summarized in the following table:

	Three Months Ended August 29, 2021
	As Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net (loss) income	$(9,477)	$90	$(9,387)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization of intangibles, debt costs and right-of-use assets	5,054	11	5,065
Deferred taxes	(2,138)	23	(2,115)
Stock-based compensation expense	620	—	620
Provision for expected credit losses	60	—	60
Net loss on disposal of property and equipment held and used	16	—	16
Loss on disposal of property and equipment related to restructuring, net	(92)	—	(92)
Other, net	(70)	—	(70)
Changes in current assets and current liabilities:
Accounts receivable, net	7,997	—	7,997
Inventory	248	297	545
Prepaid expenses and other current assets	(2,697)	95	(2,602)
Accounts payable	1,517	—	1,517
Accrued compensation	(3,131)	—	(3,131)
Other accrued liabilities	2,838	32	2,870
Deferred revenue	86	—	86
Net cash provided by operating activities	831	548	1,379

Cash flows from investing activities:
Sale of investment in non-public company	45,100	—	45,100
Purchases of property and equipment	(7,913)	(548)	(8,461)
Proceeds from sales of property and equipment	1,082	—	1,082
Net cash provided by (used in) investing activities	38,269	(548)	37,721

Cash flows from financing activities:
Payments on long-term debt	(41,388)	—	(41,388)
Proceeds from line of credit	8,000	—	8,000
Payments on line of credit	(5,000)	—	(5,000)
Payments for debt issuance costs	(132)	—	(132)
Taxes paid by Company for employee stock plans	(428)	—	(428)
Net cash used in financing activities	(38,948)	—	(38,948)

Net increase in cash, cash equivalents and restricted cash	152	—	152
Cash, cash equivalents and restricted cash, beginning of period	1,295	—	1,295
Cash, cash equivalents and restricted cash, end of period	$1,447	$—	$1,447

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$1,994	$—	$1,994

The effects of this error on our previously reported changes in the Company’s allowance for sales returns and credit losses for the quarter ended August 29, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	August 29, 2021
	Balance at beginning of period	Provision (benefit) for expected credit losses	Write offs, net of recoveries	Balance at end of period
Three months ended August 29, 2021, As Reported	$85	—	—	$85
Restatement Adjustment	$522	—	—	$522
Three months ended August 29, 2021, As Restated	$607	—	—	$607
Discontinued Operations	$(85)	—	—	$(85)
Three months ended August 29, 2021, As Restated, after Discontinued Operations	$522	—	—	$522
The effects of this error on our previously reported inventories as of August 29, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	August 29, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Finished goods	$35,142	$180	$35,322	$(16,278)	$19,044
Raw materials	30,344	(1,088)	29,256	(14,914)	14,342
Work in progress	3,929	(442)	3,487	(4)	3,483
Total inventories	$69,415	$(1,350)	$68,065	$(31,196)	$36,869
The effects of this error on our previously reported basic and diluted net loss per share for the three months ended August 29, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	Three Months Ended August 29, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Numerator:
Net (loss) income applicable to Common Stockholders	$(9,477)	$90	$(9,387)	$—	$(9,387)

Denominator:
Weighted average shares for basic net income per share	29,424	—	29,424	—	29,424
Weighted average shares for diluted net income per share	29,424	—	29,424	—	29,424

Diluted net loss per share	$(0.32)	$—	$(0.32)	$—	$(0.32)

The effects of this error on our previously reported disaggregated revenue for the three months ended August 29, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Contact development and manufacturing organization	$17,789	$—	$17,789	$—	$17,789
Fermentation	4,163	—	4,163	—	4,163
Total	$21,952	$—	$21,952	$—	$21,952

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Avocado Products	$16,962	$—	$16,962	$(16,962)	$—
Olive oil and vinegars	2,340	—	2,340	(2,340)	—
Technology	378	—	378	—	378
Total	$19,680	$—	$19,680	$(19,302)	$378
The effects of this error on our previously reported segment reporting for the three months ended August 29, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 7, are as follows.
The segment table below has been restated to reflect the correction of accounting errors within the consolidated financial statements for the three months ended August 29, 2021. Refer to Note 14 for the related income statement line items reported in the segment table of the Company after giving effect to the discontinued operations previously reported under the Curation segment. The Company disclosed Other to reconcile the segment information to the consolidated financial statements.

	Three Months Ended August 29, 2021
(in thousands)	Lifecore	Curation Foods	Other	Total
Three Months Ended August 29, 2021, As Reported
Net sales	$21,952	$19,680	$—	$41,632
Gross profit	5,764	4,671	—	10,435
Net income (loss) from continuing operations	580	(284)	(7,929)	(7,633)
Loss from discontinued operations, net of taxes	—	(1,844)	—	(1,844)
Depreciation and amortization	1,547	881	26	2,454
Interest income	20	—	7	27
Interest expense	—	137	6,541	6,678
Income tax (benefit) expense, continuing operations	183	(218)	(1,616)	(1,651)
Corporate overhead allocation	1,137	1,471	(2,608)	—

Restatement Adjustments
Net sales	—	—	—	—
Gross profit	(308)	(32)	—	(340)
Net (loss) income from continuing operations	(205)	183	508	486
Loss from discontinued operations, net of taxes	—	(396)	—	(396)
Depreciation and amortization	11	—	—	11
Interest expense	—	—	(548)	(548)
Income tax (benefit) expense, continuing operations	(103)	196	40	133

Three Months Ended August 29, 2021, As Restated
Net sales	$21,952	$19,680	$—	$41,632
Gross profit	5,456	4,639	—	10,095
Net income (loss) from continuing operations	375	(101)	(7,421)	(7,147)
Loss from discontinued operations, net of taxes	—	(2,240)	—	(2,240)
Depreciation and amortization	1,558	881	26	2,465
Interest income	20	—	7	27
Interest expense	—	137	5,993	6,130
Income tax (benefit) expense, continuing operations	80	(22)	(1,576)	(1,518)
Corporate overhead allocation	1,137	1,471	(2,608)	—
The effects of this error on our previously reported restructuring cost for the three months ended August 29, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 8, are as follows:

	Three Months Ended August 29, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Asset write-off costs	$—	$(566)	$(566)	$—	$(566)
Employee severance and benefit costs	—	34	34	—	34
Lease costs	$468	$—	$468	$—	$468
Other restructuring costs	1,366	(174)	1,192	—	1,192
Total restructuring costs	$1,834	$(706)	$1,128	$—	$1,128

	Three Months Ended August 29, 2021
	Curation	Other	Total
Total restructuring costs, As reported	$468	$1,366	$1,834
Restatement adjustments	(706)	—	(706)
Total restructuring costs, As restated	$(238)	$1,366	$1,128

As of and for the three and nine months ended February 28, 2021

The effects of the restatement on the consolidated balance sheet as of February 28, 2021 are summarized in the following table:

	February 28, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
ASSETS
Current Assets:
Cash and cash equivalents	$2,248	$—	$2,248	$(395)	$1,853
Accounts receivable, less allowance for doubtful accounts	69,577	—	69,577	(40,714)	28,863
Inventories	76,779	(1,473)	75,306	(43,865)	31,441
Prepaid expenses and other current assets	14,323	(3,132)	11,191	(5,245)	5,946
Current assets, discontinued operations	—	—	—	90,219	90,219
Total Current Assets	162,927	(4,605)	158,322	—	158,322

Investment in non-public company, fair value	45,100	—	45,100	—	45,100
Property and equipment, net	168,693	1,644	170,337	(74,548)	95,789
Operating lease right-of-use assets	23,528	—	23,528	(8,125)	15,403
Goodwill	69,386	—	69,386	(55,505)	13,881
Trademarks/tradenames, net	25,328	—	25,328	(21,128)	4,200
Customer relationships, net	11,288	—	11,288	(10,929)	359
Other assets	3,573	—	3,573	(198)	3,375
Non-current assets, discontinued operations	—	—	—	170,433	170,433
Total Assets	$509,823	$(2,961)	$506,862	$—	$506,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$56,323	$—	$56,323	$(47,436)	$8,887
Accrued compensation	11,218	—	11,218	(4,794)	6,424
Other accrued liabilities	11,186	314	11,500	(5,724)	5,776
Current portion of lease liabilities	4,027	—	4,027	(3,022)	1,005
Deferred revenue	1,595	(350)	1,245	(505)	740
Line of credit	41,000	—	41,000	—	41,000
Current Liabilities, discontinued operations	—	—	—	61,481	61,481
Total Current Liabilities	125,349	(36)	125,313	—	125,313

Long-term debt, net	145,051	—	145,051	—	145,051
Long-term lease liabilities	24,430	—	24,430	(6,511)	17,919
Deferred taxes, net	6,608	(504)	6,104	—	6,104
Other non-current liabilities	3,761	—	3,761	(729)	3,032
Non-current liabilities, discontinued operations	—	—	—	7,240	7,240
Total Liabilities	305,199	(540)	304,659	—	304,659

Stockholders’ Equity:
Common stock	29	—	29	—	29
Additional paid-in capital	164,865	—	164,865	—	164,865
Retained earnings (accumulated deficit)	41,446	(2,421)	39,025	—	39,025
Accumulated other comprehensive loss	(1,716)	—	(1,716)	—	(1,716)
Total Stockholders’ Equity	204,624	(2,421)	202,203	—	202,203
Total Liabilities and Stockholders’ Equity	$509,823	$(2,961)	$506,862	$—	$506,862

The effects of the restatement on the consolidated statement of operations and comprehensive income (loss) for the three months February 28, 2021 are summarized in the following table:

	Three Months Ended February 28, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Product sales	$44,690	$142	$44,832	$(17,025)	$27,807
Cost of product sales	30,249	1,037	31,286	(14,409)	16,877
Gross profit	14,441	(895)	13,546	(2,616)	10,930
Operating costs and expenses:
Research and development	1,843	—	1,843	(206)	1,637
Selling, general and administrative	8,134	1,304	9,438	(2,289)	7,149
Restructuring costs	2,023	48	2,071	—	2,071
Total operating costs and expenses	12,000	1,352	13,352	(2,495)	10,857
Operating income (loss)	2,441	(2,247)	194	(121)	73

Interest income	13	—	13	—	13
Interest expense	(2,939)	377	(2,562)	—	(2,562)
Transition services income	(1,110)	—	(1,110)	—	(1,110)
Other income (expense)	72	233	305	—	305
Net loss from continuing operations before taxes	(1,523)	(1,637)	(3,160)	(121)	(3,281)
Income tax benefit	58	339	397	1,133	1,530
Net loss from continuing operations	(1,465)	(1,298)	(2,763)	1,012	(1,751)

Discontinued operations:
(Loss) gain from discontinued operations	(4,192)	(233)	(4,425)	121	(4,304)
Income tax benefit (provision)	159	51	210	(1,133)	(923)
(Loss) gain from discontinued operations, net of tax	(4,033)	(182)	(4,215)	(1,012)	(5,227)
Consolidated net loss	$(5,498)	$(1,480)	$(6,978)	$—	$(6,978)

Basic net (loss) income per share:
Loss from continuing operations	$(0.05)	$(0.04)	$(0.09)	$0.03	$(0.06)
Loss from discontinued operations	$(0.14)	$(0.01)	$(0.15)	$(0.03)	$(0.18)
Total basic net loss per share	$(0.19)	$(0.05)	$(0.24)	$—	$(0.24)

Diluted net (loss) income per share:
Loss from continuing operations	$(0.05)	$(0.04)	$(0.09)	$0.03	$(0.06)
Loss from discontinued operations	$(0.14)	$(0.01)	$(0.15)	$(0.03)	$(0.18)
Total diluted net loss per share	$(0.19)	$(0.05)	$(0.24)	$—	$(0.24)

Shares used in per share computation
Basic	29,323	—	29,323	—	29,323
Diluted	29,323	—	29,323	—	29,323

	Three Months Ended February 28, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Net loss	$(5,498)	$(1,480)	$(6,978)	$—	$(6,978)
Other comprehensive (loss) income, net of tax:
Net unrealized gains on interest rate swaps, net of tax	387	—	387	—	387
Other comprehensive income, net of tax	387	—	387	—	387
Total comprehensive loss	$(5,111)	$(1,480)	$(6,591)	$—	$(6,591)

The effects of the restatement on the consolidated statement of operations and comprehensive income (loss) for the nine months February 28, 2021 are summarized in the following table:

	Nine Months Ended February 28, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Product sales	$126,629	$394	$127,023	$(52,749)	$74,274
Cost of product sales	90,739	1,347	92,086	(44,808)	47,278
Gross profit	35,890	(953)	34,937	(7,941)	26,996
Operating costs and expenses:
Research and development	5,523	—	5,523	(555)	4,968
Selling, general and administrative	27,968	1,338	29,306	(7,958)	21,348
Legal settlement charge	1,763	(1,763)	—	—	—
Restructuring costs	2,826	7,011	9,837	—	9,837
Total operating costs and expenses	38,080	6,586	44,666	(8,513)	36,153
Operating (loss) income	(2,190)	(7,539)	(9,729)	572	(9,157)

Interest income	31	—	31	—	31
Interest expense	(6,609)	786	(5,823)	—	(5,823)
Transition services income	(1,110)	—	(1,110)	—	(1,110)
Other income (expense)	64	(10,984)	(10,920)	—	(10,920)
Net (loss) income from continuing operations before taxes	(9,814)	(17,737)	(27,551)	572	(26,979)
Income tax benefit	1,025	3,877	4,902	(127)	4,775
Net (loss) income from continuing operations	(8,789)	(13,860)	(22,649)	445	(22,204)

Discontinued operations:
Loss from discontinued operations	(27,210)	16,205	(11,005)	(572)	(11,577)
Income tax benefit	6,200	(3,557)	2,643	127	2,770
Loss from discontinued operations, net of tax	(21,010)	12,648	(8,362)	(445)	(8,807)
Consolidated net loss	$(29,799)	$(1,212)	$(31,011)	$—	$(31,011)

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.30)	$(0.47)	$(0.77)	$0.01	$(0.76)
Loss from discontinued operations	$(0.72)	$0.43	$(0.29)	$(0.01)	$(0.30)

Total basic net loss per share	$(1.02)	$(0.04)	$(1.06)	$—	$(1.06)

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.30)	$(0.47)	$(0.77)	$0.01	$(0.76)
Loss from discontinued operations	$(0.72)	$0.43	$(0.29)	$(0.01)	$(0.30)
Total diluted net loss per share	$(1.02)	$(0.04)	$(1.06)	$—	$(1.06)

Shares used in per share computation
Basic	29,282	—	29,282	—	29,282
Diluted	29,282	—	29,282	—	29,282

	Nine Months Ended February 28, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Net loss	$(29,799)	$(1,212)	$(31,011)	$—	$(31,011)
Other comprehensive (loss) income, net of tax:
Net unrealized gains on interest rate swaps, net of tax	1,092	—	1,092	—	1,092
Other comprehensive income, net of tax	1,092	—	1,092	—	1,092
Total comprehensive loss	$(28,707)	$(1,212)	$(29,919)	$—	$(29,919)

The effects of the restatement on the consolidated statement of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended February 28, 2021 are summarized in the following table:

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
As Reported
Balance at May 31, 2020	—	$—	29,224	$29	$162,578	$71,245	$(2,808)	$231,044
Issuance of stock under stock plans	—	—	18	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(82)	—	—	(82)
Stock-based compensation	—	—	—	—	892	—	—	892
Net loss	—	—	—	—	—	(11,000)	—	(11,000)
Other comprehensive income, net of tax	—	—	—	—	—	—	304	304
Balance at August 30, 2020	—	$—	29,242	$29	$163,388	$60,245	$(2,504)	$221,158
Issuance of stock under stock plans	—	—	81	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(215)	—	—	(215)
Stock-based compensation	—	—	—	—	895	—	—	895
Net loss	—	—	—	—	—	(13,301)	—	(13,301)
Other comprehensive income, net of tax	—	—	—	—	—	—	401	401
Balance at November 29, 2020	—	$—	29,323	$29	$164,068	$46,944	$(2,103)	$208,938
Stock-based compensation	—	—	—	—	797	—	—	797
Net loss	—	—	—	—	—	(5,498)	—	(5,498)

Other comprehensive income, net of tax	—	—	—	—	—	—	387	387
Balance at February 28, 2021	—	$—	29,323	$29	$164,865	$41,446	$(1,716)	$204,624

Restatements Adjustments
Opening retained earnings (at May 31, 2020)	—	—	—	—	—	(1,209)	—	(1,209)
Net income (loss) at August 30, 2020	—	—	—	—	—	(1,410)	—	(1,410)
Opening retained earnings (at August 30, 2020)	—	—	—	—	—	(2,619)	—	(2,619)
Net income (loss) at November 29, 2020	—	—	—	—	—	1,678	—	1,678
Opening retained earnings (at February 28, 2021)	—	—	—	—	—	(941)	—	(941)
Net income (loss) at February 28, 2021	—	—	—	—	—	(1,480)	—	(1,480)

As Restated
Balance at May 31, 2020	—	$—	29,224	$29	$162,578	$70,036	$(2,808)	$229,835
Issuance of stock under stock plans	—	—	18	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(82)	—	—	(82)
Stock-based compensation	—	—	—	—	892	—	—	892
Net loss	—	—	—	—	—	(12,410)	—	(12,410)
Other comprehensive income, net of tax	—	—	—	—	—	—	304	304
Balance at August 30, 2020	—	$—	29,242	$29	$163,388	$57,626	$(2,504)	$218,539
Issuance of stock under stock plans	—	—	81	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(215)	—	—	(215)
Stock-based compensation	—	—	—	—	895	—	—	895
Net loss	—	—	—	—	—	(11,623)	—	(11,623)
Other comprehensive income, net of tax	—	—	—	—	—	—	401	401
Balance at November 29, 2020	—	$—	29,323	$29	$164,068	$46,003	$(2,103)	$207,997
Stock-based compensation	—	—	—	—	797	—	—	797
Net loss	—	—	—	—	—	(6,978)	—	(6,978)
Other comprehensive income, net of tax	—	—	—	—	—	—	387	387
Balance at February 28, 2021	—	$—	29,323	$29	$164,865	$39,025	$(1,716)	$202,203

The effects of the restatement on the consolidated statement of cash flows for the nine months ended February 28, 2021 are summarized in the following table:

	Nine Months Ended February 28, 2021
	As Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(29,799)	$(1,212)	$(31,011)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization of intangibles, debt costs and right-of-use assets	14,808	—	14,808
Loss on debt refinancing	1,110	—	1,110
Stock-based compensation expense	2,584	—	2,584
Provision for expected credit losses	284	—	284
Deferred taxes	(7,307)	(320)	(7,627)
Change in investment in non-public company, fair value	11,800	—	11,800
Net loss on disposal of property and equipment held and used	39	—	39
Loss on disposal of property and equipment related to restructuring, net	7,881	—	7,881
Other, net	(12)	—	(12)
Changes in current assets and current liabilities:
Accounts receivable, net	6,345	—	6,345
Inventory	(10,468)	953	(9,515)
Prepaid expenses and other current assets	350	1,365	1,715
Accounts payable	6,372	—	6,372
Accrued compensation	2,184	—	2,184
Other accrued liabilities	3,186	350	3,536
Deferred revenue	1,243	(350)	893
Net cash provided by operating activities	10,600	786	11,386

Cash flows from investing activities:
Proceeds from sales of property and equipment	12,885	—	12,885
Purchases of property and equipment	(11,383)	(786)	(12,169)
Net cash provided by (used in) investing activities	1,502	(786)	716

Cash flows from financing activities:
Proceeds from long-term debt	150,000	—	150,000
Payments on line of credit	(119,400)	—	(119,400)
Payments on long-term debt	(114,095)	—	(114,095)
Proceeds from line of credit	83,000	—	83,000
Payments for debt issuance costs	(9,615)	—	(9,615)
Taxes paid by Company for employee stock plans	(297)	—	(297)
Net cash used in financing activities	(10,407)	—	(10,407)

Net increase in cash, cash equivalents and restricted cash	1,695	—	1,695
Cash, cash equivalents and restricted cash, beginning of period	553	—	553
Cash, cash equivalents and restricted cash, end of period	$2,248	$—	$2,248

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$1,124	$—	$1,124
The effects of this error on our previously reported changes in the Company’s allowance for sales returns and credit losses for the quarter ended February 28, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	February 28, 2021
	Balance at beginning of period	Provision (benefit) for expected credit losses	Write offs, net of recoveries	Balance at end of period
Nine months ended February 28, 2021, As Reported	$186	284	(385)	$85
Nine months ended February 28, 2021, As Restated	$186	284	(385)	$85
Discontinued Operations	$(186)	(284)	385	$(85)
Nine months ended February 28, 2021, As Restated, after Discontinued Operations	$—	—	—	$—
The effects of this error on our previously reported inventories as of February 28, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	February 28, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Finished goods	$41,533	$(5)	$41,528	$(28,877)	$12,651
Raw materials	26,855	(863)	25,992	(14,983)	11,009
Work in progress	8,391	(605)	7,786	(5)	7,781
Total inventories	$76,779	$(1,473)	$75,306	$(43,865)	$31,441
The effects of this error on our previously reported basic and diluted net loss per share for the three and nine months ended February 28, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	Three Months Ended February 28, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Numerator:
Net loss applicable to Common Stockholders	$(5,498)	$(1,480)	$(6,978)	$—	$(6,978)

Denominator:
Weighted average shares for basic net income per share	29,323	—	29,323	—	29,323
Weighted average shares for diluted net income per share	29,323	—	29,323	—	29,323

Diluted net loss per share	$(0.19)	$(0.05)	$(0.24)	$—	$(0.24)

	Nine Months Ended February 28, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Numerator:
Net loss applicable to Common Stockholders	$(29,799)	$(1,212)	$(31,011)	$—	$(31,011)

Denominator:
Weighted average shares for basic net income per share	29,282	—	29,282	—	29,282
Weighted average shares for diluted net income per share	29,282	—	29,282	—	29,282

Diluted net loss per share	$(1.02)	$(0.04)	$(1.06)	$—	$(1.06)

The effects of this error on our previously reported disaggregated revenue for the three months ended February 28, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Contact development and manufacturing organization	$18,628	$142	$18,770	$—	$18,770
Fermentation	8,597	—	8,597	—	8,597
Total	$27,225	$142	$27,367	$—	$27,367

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Avocado Products	$15,378	$—	$15,378	$(15,378)	$—
Olive oil and vinegars	1,647	—	1,647	(1,647)	—
Technology	440	—	440	—	440
Total	$17,465	$—	$17,465	$(17,025)	$440

The effects of this error on our previously reported disaggregated revenue for the nine months ended February 28, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Contact development and manufacturing organization	$53,374	$394	$53,768	$—	$53,768
Fermentation	18,874	—	18,874	—	18,874
Total	$72,248	$394	$72,642	$—	$72,642

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Avocado Products	$47,107	$—	$47,107	$(47,107)	$—
Olive oil and vinegars	5,642	—	5,642	(5,642)	—
Technology	1,632	—	1,632	—	1,632
Total	$54,381	$—	$54,381	$(52,749)	$1,632

The effects of this error on our previously reported segment reporting for the three months ended February 28, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 7, are as follows.
The segment table below has been restated to reflect the correction of accounting errors within the consolidated financial statements for the three months ended February 28, 2021. Refer to Note 14 for the related income statement line items reported in the segment table of the Company after giving effect to the discontinued operations previously reported under the Curation segment. The Company disclosed Other to reconcile the segment information to the consolidated financial statements.

	Three Months Ended February 28, 2021
(in thousands)	Lifecore	Curation Foods	Other	Total
Three Months Ended February 28, 2021, As Reported
Net sales	$27,225	$17,465	$—	$44,690
Gross profit	11,561	2,880	—	14,441
Net income (loss) from continuing operations	5,104	(394)	(6,175)	(1,465)
Loss from discontinued operations, net of tax	—	(4,033)	—	(4,033)
Depreciation and amortization	1,385	830	22	2,237
Interest income	—	—	13	13
Interest expense	—	136	2,803	2,939
Income tax (benefit) expense, continuing operations	1,612	(1,614)	(56)	(58)
Corporate overhead allocation	1,102	87	(1,189)	—

Restatement Adjustments
Net sales	142	—	—	142
Gross profit	(895)	—	—	(895)
Net income (loss) from continuing operations	(14)	(2,340)	1,056	(1,298)
Loss from discontinued operations, net of tax	—	(182)	—	(182)
Interest expense	—	—	(377)	(377)
Income tax (benefit) expense, continuing operations	(881)	1,221	(679)	(339)

Three Months Ended February 28, 2021, As Restated
Net sales	$27,367	$17,465	$—	$44,832
Gross profit	10,666	2,880	—	13,546
Net income (loss) from continuing operations	5,090	(2,734)	(5,119)	(2,763)
Loss from discontinued operations, net of tax	—	(4,215)	—	(4,215)
Depreciation and amortization	1,385	830	22	2,237
Interest income	—	—	13	13
Interest expense	—	136	2,426	2,562
Income tax (benefit) expense, continuing operations	731	(393)	(735)	(397)
Corporate overhead allocation	1,102	87	(1,189)	—

The effects of this error on our previously reported segment reporting for the nine months ended February 28, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 7, are as follows.
The segment table below has been restated to reflect the correction of accounting errors within the consolidated financial statements for the nine months ended February 28, 2021. Refer to Note 14 for the related income statement line items reported in the segment table of the Company after giving effect to the discontinued operations previously reported under the Curation segment. The Company disclosed Other to reconcile the segment information to the consolidated financial statements.

	Nine Months Ended February 28, 2021
(in thousands)	Lifecore	Curation Foods	Other	Total
Nine Months Ended February 28, 2021, As Reported
Net sales	$72,248	$54,381	$—	$126,629
Gross profit	27,036	8,854	—	35,890
Net income (loss) from continuing operations	9,708	(1,346)	(17,151)	(8,789)
Loss from discontinued operations, net of taxes	—	(21,010)	—	(21,010)
Depreciation and amortization	4,055	2,451	76	6,582
Interest income	—	—	31	31
Interest expense	—	410	6,199	6,609
Income tax (benefit) expense, continuing operations	3,066	(2,095)	(1,996)	(1,025)
Corporate overhead allocation	3,668	621	(4,289)	—

Restatement Adjustments
Net sales	394	—	—	394
Gross profit	(953)	—	—	(953)
Net (loss) income	10	(15,927)	2,057	(13,860)
Loss from discontinued operations, net of taxes	—	12,648	—	12,648
Interest expense	—	—	(786)	(786)
Income tax (benefit) expense, continuing operations	(963)	(1,643)	(1,271)	(3,877)

Nine Months Ended February 28, 2021, As Restated
Net sales	$72,642	$54,381	$—	$127,023
Gross profit	26,083	8,854	—	34,937
Net income (loss) from continuing operations	9,718	(17,273)	(15,094)	(22,649)
Loss from discontinued operations, net of taxes	—	(8,362)	—	(8,362)
Depreciation and amortization	4,055	2,451	76	6,582
Interest income	—	—	31	31
Interest expense	—	410	5,413	5,823
Income tax (benefit) expense, continuing operations	2,103	(3,738)	(3,267)	(4,902)
Corporate overhead allocation	3,668	621	(4,289)	—
The effects of this error on our previously reported restructuring cost for the three months ended February 28, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 8, are as follows:

	Three Months Ended February 28, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Asset write-off costs	$1,897	$(20)	$1,877	$—	$1,877
Employee severance and benefit costs	—	65	65	—	65
Other restructuring costs	126	3	129	—	129
Total restructuring costs	$2,023	$48	$2,071	$—	$2,071

	Three Months Ended February 28, 2021
	Curation	Other	Total
Total restructuring costs, As reported	$1,908	$115	$2,023
Restatement adjustments	48	—	48
Total restructuring costs, As restated	$1,956	$115	$2,071
The effects of this error on our previously reported restructuring cost for the nine months ended February 28, 2021 as presented in the Company’s Quarterly Report on Form 10-Q Note 8, are as follows:

	Nine Months Ended February 28, 2021
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Asset write-off costs	$1,897	$5,985	$7,882	$—	$7,882
Employee severance and benefit costs	—	116	116	—	116
Other restructuring costs	929	910	1,839	—	1,839
Total restructuring costs	$2,826	$7,011	$9,837	$—	$9,837

	Nine Months Ended February 28, 2021
	Curation	Other	Total
Total restructuring costs, As reported	$1,908	$918	$2,826
Restatement adjustments	7,011	—	7,011
Total restructuring costs, As restated	$8,919	$918	$9,837

As of and for the three and six months ended November 29, 2020

The effects of the restatement on the consolidated balance sheet as of November 29, 2020 are summarized in the following table:

	November 29, 2020
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
ASSETS
Current Assets:
Cash and cash equivalents	$2,491	$—	$2,491	$(15)	$2,476
Accounts receivable, less allowance for doubtful accounts	66,545	—	66,545	(36,945)	29,600
Inventories	71,202	(578)	70,624	(38,220)	32,404
Prepaid expenses and other current assets	13,949	(1,780)	12,169	(5,374)	6,795
Current assets, discontinued operations	—	—	—	80,554	80,554
Total Current Assets	154,187	(2,358)	151,829	—	151,829

Investment in non-public company, fair value	45,100	—	45,100	—	45,100
Property and equipment, net	170,973	1,267	172,240	(77,252)	94,988
Operating lease right-of-use assets	21,070	—	21,070	(8,379)	12,691
Goodwill	69,386	—	69,386	(55,505)	13,881
Trademarks/tradenames, net	25,328	—	25,328	(21,128)	4,200
Customer relationships, net	11,784	—	11,784	(11,348)	436
Other assets	1,332	—	1,332	(200)	1,132
Non-current assets, discontinued operations	—	—	—	173,812	173,812
Total Assets	$499,160	$(1,091)	$498,069	$—	$498,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$60,892	$—	$60,892	$(52,907)	$7,985
Accrued compensation	7,689	—	7,689	(3,561)	4,128
Other accrued liabilities	12,715	(36)	12,679	(6,564)	6,115
Current portion of lease liabilities	3,785	—	3,785	(3,075)	710
Deferred revenue	644	—	644	(347)	297
Line of credit	77,000	—	77,000	—	77,000
Current portion of long-term debt	11,189	—	11,189	—	11,189
Current Liabilities, discontinued operations	—	—	—	66,454	66,454
Total Current Liabilities	173,914	(36)	173,878	—	173,878

Long-term debt, net	82,000	—	82,000	—	82,000
Long-term lease liabilities	22,206	—	22,206	(6,731)	15,475
Deferred taxes, net	6,745	(114)	6,631	—	6,631
Other non-current liabilities	5,357	—	5,357	(1,333)	4,024
Non-current liabilities, discontinued operations	—	—	—	8,064	8,064
Total Liabilities	290,222	(150)	290,072	—	290,072

Stockholders’ Equity:

Common stock	29	—	29	$—	29
Additional paid-in capital	164,068	—	164,068	—	164,068
Retained earnings (accumulated deficit)	46,944	(941)	46,003	—	46,003
Accumulated other comprehensive loss	(2,103)	—	(2,103)	—	(2,103)
Total Stockholders’ Equity	208,938	(941)	207,997	—	207,997
Total Liabilities and Stockholders’ Equity	$499,160	$(1,091)	$498,069	$—	$498,069

The effects of the restatement on the consolidated statement of operations and comprehensive income (loss) for the three months November 29, 2020 are summarized in the following table:

	Three Months Ended November 29, 2020
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Product sales	$130,904	$24	$130,928	$(107,136)	$23,792
Cost of product sales	110,267	(18)	110,249	(97,231)	13,018
Gross profit	20,637	42	20,679	(9,905)	10,774
Operating costs and expenses:
Research and development	2,572	—	2,572	(981)	1,591
Selling, general and administrative	16,106	—	16,106	(9,396)	6,710
Legal settlement charge	1,763	(1,763)	—	—	—
Restructuring costs	1,662	—	1,662	(563)	1,099
Total operating costs and expenses	22,103	(1,763)	20,340	(10,940)	9,400
Operating (loss) income	(1,466)	1,805	339	1,035	1,374

Dividend income	281	—	281	(281)	—
Interest income	10	—	10	—	10
Interest expense	(3,039)	204	(2,835)	1,239	(1,596)
Other (expense) income	(11,787)	1,800	(9,987)	281	(9,706)
Net (loss) income from continuing operations before taxes	(16,001)	3,809	(12,192)	2,274	(9,918)
Income tax benefit (expense)	2,700	(731)	1,969	(441)	1,528
Net (loss) income from continuing operations	(13,301)	3,078	(10,223)	1,833	(8,390)

Discontinued operations:
Loss from discontinued operations	—	(1,763)	(1,763)	(2,274)	(4,037)
Income tax benefit	—	363	363	441	804
Loss from discontinued operations, net of tax	—	(1,400)	(1,400)	(1,833)	(3,233)
Consolidated net (loss) income	$(13,301)	$1,678	$(11,623)	$—	$(11,623)

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.45)	$0.10	$(0.35)	$0.06	$(0.29)
Loss from discontinued operations	$—	$(0.05)	$(0.05)	$(0.06)	$(0.11)
Total basic net (loss) income per share	$(0.45)	$0.05	$(0.40)	$—	$(0.40)

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.45)	$0.10	$(0.35)	$0.06	$(0.29)
Loss from discontinued operations	$—	$(0.05)	$(0.05)	$(0.06)	$(0.11)
Total diluted net (loss) income per share	$(0.45)	$0.05	$(0.40)	$—	$(0.40)

Shares used in per share computation
Basic	29,280	—	29,280	—	29,280
Diluted	29,280	—	29,280	—	29,280

	Three Months Ended November 29, 2020
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Net (loss) income	$(13,301)	$1,678	$(11,623)	$—	$(11,623)
Other comprehensive (loss) income, net of tax:
Net unrealized gains on interest rate swaps, net of tax	401	—	401	—	401
Other comprehensive income, net of tax	401	—	401	—	401
Total comprehensive (loss) income	$(12,900)	$1,678	$(11,222)	$—	$(11,222)

The effects of the restatement on the consolidated statement of operations and comprehensive income (loss) for the six months November 29, 2020 are summarized in the following table:

	Six Months Ended November 29, 2020
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Product sales	$266,547	$252	$266,799	$(220,331)	$46,468
Cost of product sales	229,564	310	229,874	(199,473)	30,401
Gross profit	36,983	(58)	36,925	(20,858)	16,067
Operating costs and expenses:
Research and development	5,080	—	5,080	(1,750)	3,330
Selling, general and administrative	34,009	34	34,043	(19,843)	14,200
Legal settlement charge	1,763	(1,763)	—	—	—
Restructuring costs	10,066	—	10,066	(2,300)	7,766
Total operating costs and expenses	50,918	(1,729)	49,189	(23,893)	25,296
Operating (loss) income	(13,935)	1,671	(12,264)	3,035	(9,229)

Dividend income	563	—	563	(563)	—
Interest income	18	—	18	—	18
Interest expense	(6,148)	409	(5,739)	2,478	(3,261)
Other (expense) income	(11,808)	21	(11,787)	562	(11,225)
Net (loss) income from continuing operations before taxes	(31,310)	2,101	(29,209)	5,512	(23,697)
Income tax benefit (expense)	7,009	(433)	6,576	(1,260)	5,316
Net (loss) income from continuing operations	(24,301)	1,668	(22,633)	4,252	(18,381)

Discontinued operations:
Loss from discontinued operations	—	(1,763)	(1,763)	(5,512)	(7,275)
Income tax benefit	—	363	363	1,260	1,623
Loss from discontinued operations, net of tax	—	(1,400)	(1,400)	(4,252)	(5,652)
Consolidated net (loss) income	$(24,301)	$268	$(24,033)	$—	$(24,033)

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.83)	$0.06	$(0.77)	$0.14	$(0.63)
Loss from discontinued operations	$—	$(0.05)	$(0.05)	$(0.14)	$(0.19)
Total basic net (loss) income per share	$(0.83)	$0.01	$(0.82)	$—	$(0.82)

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.83)	$0.06	$(0.77)	$0.14	$(0.63)
Loss from discontinued operations	$—	$(0.05)	$(0.05)	$(0.14)	$(0.19)
Total diluted net (loss) income per share	$(0.83)	$0.01	$(0.82)	$—	$(0.82)

Shares used in per share computation
Basic	29,261	—	29,261	—	29,261
Diluted	29,261	—	29,261	—	29,261

	Six Months Ended November 29, 2020
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Net (loss) income	$(24,301)	$268	$(24,033)	$—	$(24,033)
Other comprehensive (loss) income, net of tax:
Net unrealized gains on interest rate swaps, net of tax	705	—	705	—	705
Other comprehensive income, net of tax	705	—	705	—	705
Total comprehensive (loss) income	$(23,596)	$268	$(23,328)	$—	$(23,328)

The effects of the restatement on the consolidated statement of convertible preferred stock and stockholders’ equity (deficit) for the six months ended November 29, 2020 are summarized in the following table:

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
As Reported
Balance at May 31, 2020	—	$—	29,224	$29	$162,578	$71,245	$(2,808)	$231,044
Issuance of stock under stock plans	—	—	18	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(82)	—	—	(82)
Stock-based compensation	—	—	—	—	892	—	—	892
Net loss	—	—	—	—	—	(11,000)	—	(11,000)
Other comprehensive income, net of tax	—	—	—	—	—	—	304	304
Balance at August 30, 2020	—	$—	29,242	$29	$163,388	$60,245	$(2,504)	$221,158
Issuance of stock under stock plans	—	—	81	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(215)	—	—	(215)
Stock-based compensation	—	—	—	—	895	—	—	895
Net loss	—	—	—	—	—	(13,301)	—	(13,301)
Other comprehensive income, net of tax	—	—	—	—	—	—	401	401
Balance at November 29, 2020	—	$—	29,323	$29	$164,068	$46,944	$(2,103)	$208,938

Restatements Impacts
Opening retained earnings (at May 31, 2020)	—	—	—	—	—	(1,209)	—	(1,209)
Net income (loss) at August 30, 2020	—	—	—	—	—	(1,410)	—	(1,410)
Opening retained earnings (at August 30, 2020)	—	—	—	—	—	(2,619)	—	(2,619)
Net income (loss) at November 29, 2020	—	—	—	—	—	1,678	—	1,678

As Restated
Balance at May 31, 2020	—	$—	29,224	$29	$162,578	$70,036	$(2,808)	$229,835
Issuance of stock under stock plans	—	—	18	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(82)	—	—	(82)
Stock-based compensation	—	—	—	—	892	—	—	892
Net loss	—	—	—	—	—	(12,410)	—	(12,410)
Other comprehensive income, net of tax	—	—	—	—	—	—	304	304
Balance at August 30, 2020	—	$—	29,242	$29	$163,388	$57,626	$(2,504)	$218,539
Issuance of stock under stock plans	—	—	81	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(215)	—	—	(215)
Stock-based compensation	—	—	—	—	895	—	—	895
Net loss	—	—	—	—	—	(11,623)	—	(11,623)
Other comprehensive income, net of tax	—	—	—	—	—	—	401	401
Balance at November 29, 2020	—	$—	29,323	$29	$164,068	$46,003	$(2,103)	$207,997

The effects of the restatement on the consolidated statement of cash flows for the six months ended November 29, 2020 are summarized in the following table:

	Six Months Ended November 29, 2020
	As Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net (loss) income	$(24,301)	$268	$(24,033)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization of intangibles and amortization of debt costs	9,826	—	9,826
Stock-based compensation expense	1,787	—	1,787
Deferred taxes	(7,070)	70	(7,000)
Change in investment in non-public company, fair value	11,800	—	11,800
Net gain on disposal of property and equipment held and used	(34)	—	(34)
Loss on disposal of property and equipment related to restructuring, net	6,005	—	6,005
Other, net	21	—	21
Changes in current assets and current liabilities:
Accounts receivable, net	9,661	—	9,661
Inventory	(4,891)	58	(4,833)
Prepaid expenses and other current assets	1,539	13	1,552
Accounts payable	10,539	—	10,539
Accrued compensation	(1,345)	—	(1,345)
Other accrued liabilities	4,627	—	4,627
Deferred revenue	292	—	292
Net cash provided by operating activities	18,456	409	18,865

Cash flows from investing activities:
Proceeds from sales of property and equipment	12,885	—	12,885
Purchases of property and equipment	(7,407)	(409)	(7,816)
Net cash provided by (used in) investing activities	5,478	(409)	5,069

Cash flows from financing activities:
Taxes paid by Company for employee stock plans	(297)	—	(297)
Payments on long-term debt	(20,062)	—	(20,062)
Proceeds from line of credit	24,000	—	24,000
Payments on line of credit	(24,400)	—	(24,400)
Payments for debt issuance costs	(1,237)	—	(1,237)
Net cash used in financing activities	(21,996)	—	(21,996)

Net increase in cash, cash equivalents and restricted cash	1,938	—	1,938
Cash, cash equivalents and restricted cash, beginning of period	553	—	553
Cash, cash equivalents and restricted cash, end of period	$2,491	$—	$2,491

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$1,526	$—	$1,526

The effects of this error on our previously reported changes in the Company’s allowance for sales returns and credit losses for the quarter ended November 29, 2020 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	November 29, 2020
	Balance at beginning of period	Provision (benefit) for expected credit losses	Write offs, net of recoveries	Balance at end of period
Six months ended November 29, 2020, As Reported	$438	$102	$(263)	$277
Restatement Adjustment	$—	—	—	$—
Six months ended November 29, 2020, As Restated	$438	102	(263)	$277
Discontinued Operations	$(438)	(102)	263	$(277)
Six months ended November 29, 2020, As Restated, after Discontinued Operations	$—	$—	$—	$—
The effects of this error on our previously reported inventories as of November 29, 2020 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	November 29, 2020
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Finished goods	$36,325	$11	$36,336	$(21,674)	$14,662
Raw materials	26,983	(371)	26,612	(16,494)	10,118
Work in progress	7,894	(218)	7,676	(52)	7,624
Total inventories	$71,202	$(578)	$70,624	$(38,220)	$32,404
The effects of this error on our previously reported basic and diluted net loss per share for the three and six months ended November 29, 2020 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	Three Months Ended November 29, 2020
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Numerator:
Net (loss) income applicable to Common Stockholders	$(13,301)	$1,678	$(11,623)	$—	$(11,623)

Denominator:
Weighted average shares for basic net income per share	29,280	—	29,280	—	29,280
Weighted average shares for diluted net income per share	29,280	—	29,280	—	29,280

Diluted net (loss) income per share	$(0.45)	$0.05	$(0.40)	$—	$(0.40)

	Six Months Ended November 29, 2020
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Numerator:
Net (loss) income applicable to Common Stockholders	$(24,301)	$268	$(24,033)	$—	$(24,033)

Denominator:
Weighted average shares for basic net income per share	29,261	—	29,261	—	29,261
Weighted average shares for diluted net income per share	29,261	—	29,261	—	29,261

Diluted net (loss) income per share	$(0.83)	$0.01	$(0.82)	$—	$(0.82)
The effects of this error on our previously reported disaggregated revenue for the three months ended November 29, 2020 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Contact development and manufacturing organization	$18,259	$24	$18,283	$—	$18,283
Fermentation	4,960	—	4,960	—	4,960
Total	$23,219	$24	$23,243	$—	$23,243

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Fresh packaged salads and vegetables	$92,423	$—	$92,423	$(92,423)	$—
Avocado products	14,713	—	14,713	(14,713)	—
Technology	549	—	549	—	549
Total	$107,685	$—	$107,685	$(107,136)	$549
The effects of this error on our previously reported disaggregated revenue for the six months ended November 29, 2020 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Contact development and manufacturing organization	$34,747	$252	$34,999	$—	$34,999
Fermentation	10,277	—	10,277	—	10,277
Total	$45,024	$252	$45,276	$—	$45,276

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Fresh packaged salads and vegetables	$188,601	$—	$188,601	$(188,601)	$—
Avocado products	31,730	—	31,730	(31,730)	—
Technology	1,192	—	1,192	—	1,192
Total	$221,523	$—	$221,523	$(220,331)	$1,192

The effects of this error on our previously reported segment reporting for the three months ended November 29, 2020 as presented in the Company’s Quarterly Report on Form 10-Q Note 7, are as follows.
The segment table below has been restated to reflect the correction of accounting errors within the consolidated financial statements for the three months ended November 29, 2020. Refer to Note 14 for the related income statement line items reported in the segment table of the Company after giving effect to the discontinued operations previously reported under the Curation segment. The Company disclosed Other to reconcile the segment information to the consolidated financial statements.

	Three Months Ended November 29, 2020
(in thousands)	Lifecore	Curation Foods	Other	Total
Three Months Ended November 29, 2020, As Reported
Net sales	$23,219	$107,685	$—	$130,904
Gross profit	10,474	10,163	—	20,637
Net income (loss) from continuing operations	4,492	(12,383)	(5,410)	(13,301)
Depreciation and amortization	1,360	2,906	26	4,292
Dividend Income	—	281	—	281
Interest income	—	—	10	10
Interest expense	—	1,376	1,663	3,039
Income tax (benefit) expense, continuing operations	1,419	(3,911)	(208)	(2,700)
Corporate overhead allocation	1,162	1,402	(2,564)	—

Restatement Adjustments
Net sales	24	—	—	24
Gross profit	42	—	—	42
Net (loss) income	500	1,708	870	3,078
Loss from discontinued operations	—	(1,400)	—	(1,400)
Interest expense	—	—	(204)	(204)
Income tax (benefit) expense, continuing operations	(458)	1,855	(666)	731

Three Months Ended November 29, 2020, As Restated
Net sales	$23,243	$107,685	$—	$130,928
Gross profit	10,516	10,163	—	20,679
Net income (loss) from continuing operations	4,992	(10,675)	(4,540)	(10,223)
Loss from discontinued operations	$—	$(1,400)	$—	(1,400)
Depreciation and amortization	1,360	2,906	26	4,292
Dividend Income	—	281	—	281
Interest income	—	—	10	10
Interest expense	—	1,376	1,459	2,835
Income tax (benefit) expense, continuing operations	961	(2,056)	(874)	(1,969)
Corporate overhead allocation	1,162	1,402	(2,564)	—

The effects of this error on our previously reported segment reporting for the six months ended November 29, 2020 as presented in the Company’s Quarterly Report on Form 10-Q Note 7, are as follows.
The segment table below has been restated to reflect the correction of accounting errors within the consolidated financial statements for the six months ended November 29, 2020. Refer to Note 14 for the related income statement line items reported in the segment table of the Company after giving effect to the discontinued operations previously reported under the Curation segment. The Company disclosed Other to reconcile the segment information to the consolidated financial statements.

	Six Months Ended November 29, 2020
(in thousands)	Lifecore	Curation Foods	Other	Total
Six Months Ended November 29, 2020, As Reported
Net sales	$45,024	$221,523	$—	$266,547
Gross profit	15,476	21,507	—	36,983
Net income (loss) from continuing operations	4,604	(20,654)	(8,251)	(24,301)
Loss from discontinued operations	—	—	—	—
Depreciation and amortization	2,669	6,316	54	9,039
Dividend Income	—	563	—	563
Interest income	—	—	18	18
Interest expense	—	2,751	3,397	6,148
Income tax (benefit) expense, continuing operations	1,454	(6,523)	(1,940)	(7,009)
Corporate overhead allocation	2,565	3,258	(5,823)	—

Restatement Adjustments
Net sales	252	—	—	252
Gross profit	(58)	—	—	(58)
Net income (loss) from continuing operations	45	953	670	1,668
Loss from discontinued operations	—	(1,400)	—	(1,400)
Interest expense	—	—	(409)	(409)
Income tax (benefit) expense, continuing operations	(103)	797	(261)	433

Six Months Ended November 29, 2020, As Restated
Net sales	45,276	221,523	—	266,799
Gross profit	15,418	21,507	—	36,925
Net income (loss) from continuing operations	4,649	(19,701)	(7,581)	(22,633)
Loss from discontinued operations	$—	$(1,400)	$—	(1,400)
Depreciation and amortization	2,669	6,316	54	9,039
Dividend Income	—	563	—	563
Interest income	—	—	18	18
Interest expense	—	2,751	2,988	5,739
Income tax (benefit) expense, continuing operations	1,351	(5,726)	(2,201)	(6,576)
Corporate overhead allocation	2,565	3,258	(5,823)	—
The effects of this error on our previously reported restructuring cost for the three months ended November 29, 2020 as presented in the Company’s Quarterly Report on Form 10-Q Note 8, are as follows:

	Three Months Ended November 29, 2020
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Employee severance and benefit costs	211	—	211	(160)	51
Other restructuring costs	1,451	—	1,451	(403)	1,048
Total restructuring costs	$1,662	$—	$1,662	$(563)	$1,099

	Three Months Ended November 29, 2020
	Curation	Other	Total
Total restructuring costs, As reported	$1,506	$156	$1,662
Discontinued Operations adjustments	(563)	—	(563)
Total restructuring costs, As restated	$943	$156	$1,099
The effects of this error on our previously reported restructuring cost for the six months ended November 29, 2020 as presented in the Company’s Quarterly Report on Form 10-Q Note 8, are as follows:

	Six Months Ended November 29, 2020
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Asset write-off costs	$6,005	$—	$6,005	$—	$6,005
Employee severance and benefit costs	1,115	—	1,115	(1,064)	51
Other restructuring costs	2,946	—	2,946	(1,236)	1,710
Total restructuring costs	$10,066	$—	$10,066	$(2,300)	$7,766

	Six Months Ended November 29, 2020
	Curation	Other	Total
Total restructuring costs, As reported	$9,263	$803	$10,066
Discontinued Operations adjustments	(2,300)	—	(2,300)
Total restructuring costs, As restated	$6,963	$803	$7,766

As of and for the three months ended August 30, 2020

The effects of the restatement on the consolidated balance sheet as of August 30, 2020 are summarized in the following table:

	August 30, 2020
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
ASSETS
Current Assets:
Cash and cash equivalents	$589	$—	$589	$(150)	$439
Accounts receivable, less allowance for doubtful accounts	65,027	—	65,027	(37,855)	27,172
Inventories	59,998	(620)	59,378	(30,469)	28,909
Prepaid expenses and other current assets	21,753	(1,780)	19,973	(6,039)	13,934
Current assets, discontinued operations	—	—	—	74,513	74,513
Total Current Assets	147,367	(2,400)	144,967	—	144,967

Investment in non-public company, fair value	56,900	(1,800)	55,100	—	55,100
Property and equipment, net	171,413	1,063	172,476	(78,712)	93,764
Operating lease right-of-use assets	22,109	—	22,109	(8,750)	13,359
Goodwill	69,386	—	69,386	(55,505)	13,881
Trademarks/tradenames, net	25,328	—	25,328	(21,128)	4,200
Customer relationships, net	12,281	—	12,281	(11,767)	514
Other assets	1,396	—	1,396	(203)	1,193
Non-current assets, discontinued operations	—	—	—	176,065	176,065
Total Assets	$506,180	$(3,137)	$503,043	$—	$503,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$50,722	$—	50,722	$(44,371)	6,351
Accrued compensation	8,895	—	8,895	(4,921)	3,974
Other accrued liabilities	9,607	(36)	9,571	(5,902)	3,669
Current portion of lease liabilities	4,001	—	4,001	(3,290)	711
Deferred revenue	477	—	477	(477)	—
Line of credit	69,000	—	69,000	—	69,000
Current portion of long-term debt	11,027	—	11,027	—	11,027
Current Liabilities, discontinued operations	—	—	—	58,961	58,961
Total Current Liabilities	153,729	(36)	153,693	—	153,693

Long-term debt, net	93,919	—	93,919	—	93,919
Long-term lease liabilities	23,018	—	23,018	(7,002)	16,016
Deferred taxes, net	9,359	(482)	8,877	—	8,877
Other non-current liabilities	4,997	—	4,997	(859)	4,138
Non-current liabilities, discontinued operations	—	—	—	7,861	7,861
Total Liabilities	285,022	(518)	284,504	—	284,504

Stockholders’ Equity:

Common stock	$29	$—	29	$—	29
Additional paid-in capital	163,388	—	163,388	—	163,388
Retained earnings (Accumulated deficit)	60,245	(2,619)	57,626	—	57,626
Accumulated other comprehensive loss	(2,504)	—	(2,504)	—	(2,504)
Total Stockholders’ Equity	221,158	(2,619)	218,539	—	218,539
Total Liabilities and Stockholders’ Equity	$506,180	$(3,137)	$503,043	$—	$503,043

The effects of the restatement on the consolidated statement of operations and comprehensive income (loss) for the three months August 30, 2020 are summarized in the following table:

	Three Months Ended August 30, 2020
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Product sales	$135,643	$228	$135,871	$(113,196)	$22,675
Cost of product sales	119,296	328	119,624	(102,243)	17,381
Gross profit	16,347	(100)	16,247	(10,953)	5,294
Operating costs and expenses:
Research and development	2,508	—	2,508	(769)	1,739
Selling, general and administrative	17,903	34	17,937	(10,447)	7,490
Restructuring costs	8,404	—	8,404	(1,737)	6,667
Total operating costs and expenses	28,815	34	28,849	(12,953)	15,896
Operating (loss) income	(12,468)	(134)	(12,602)	2,000	(10,602)

Dividend income	281	—	281	(281)	—
Interest income	8	—	8	—	8
Interest expense	(3,109)	205	(2,904)	1,239	(1,665)
Other expense	(21)	(1,779)	(1,800)	281	(1,519)
Net (loss) income from continuing operations before taxes	(15,309)	(1,708)	(17,017)	3,239	(13,778)
Income tax benefit (expense)	4,309	298	4,607	(819)	3,788
Net (loss) income from continuing operations	(11,000)	(1,410)	(12,410)	2,420	(9,990)

Discontinued operations:
Loss from discontinued operations	—	—	—	(3,239)	(3,239)
Income tax benefit	—	—	—	819	819
Loss from discontinued operations, net of tax	—	—	—	(2,420)	(2,420)
Consolidated net loss	$(11,000)	$(1,410)	$(12,410)	$—	$(12,410)

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.38)	$(0.04)	$(0.42)	$0.08	$(0.34)
Loss from discontinued operations	$—	$—	$—	$(0.08)	$(0.08)
Total basic net loss per share	$(0.38)	$(0.04)	$(0.42)	$—	$(0.42)

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.38)	$(0.04)	$(0.42)	$0.08	$(0.34)
Loss from discontinued operations	$—	$—	$—	$(0.08)	$(0.08)
Total diluted net loss per share	$(0.38)	$(0.04)	$(0.42)	$—	$(0.42)

Shares used in per share computation
Basic	29,242	—	29,242	—	29,242
Diluted	29,242	—	29,242	—	29,242

	Three Months Ended August 30, 2020
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Net loss	$(11,000)	$(1,410)	$(12,410)	$—	$(12,410)
Other comprehensive (loss) income, net of tax:
Net unrealized gains on interest rate swaps, net of tax	304	—	304	—	304
Other comprehensive income, net of tax	304	—	304	—	304
Total comprehensive loss	$(10,696)	$(1,410)	$(12,106)	$—	$(12,106)

The effects of the restatement on the consolidated statement of convertible preferred stock and stockholders’ equity (deficit) for the three months ended August 30, 2020 are summarized in the following table:

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
As Reported
Balance at May 31, 2020	—	$—	29,224	$29	$162,578	$71,245	$(2,808)	$231,044
Issuance of stock under stock plans	—	—	18	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(82)	—	—	(82)
Stock-based compensation	—	—	—	—	892	—	—	892
Net loss	—	—	—	—	—	(11,000)	—	(11,000)
Other comprehensive income, net of tax	—	—	—	—	—	—	304	304
Balance at August 30, 2020	—	$—	29,242	$29	$163,388	$60,245	$(2,504)	$221,158

Restatements Impacts
Opening retained earnings (at May 31, 2020)	—	—	—	—	—	(1,209)	—	(1,209)
Net income (loss) at August 30, 2020	—	—	—	—	—	(1,410)	—	(1,410)

As Restated
Balance at May 31, 2020	—	$—	29,224	$29	$162,578	$70,036	$(2,808)	$229,835
Issuance of stock under stock plans	—	—	18	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(82)	—	—	(82)
Stock-based compensation	—	—	—	—	892	—	—	892
Net loss	—	—	—	—	—	(12,410)	—	(12,410)
Other comprehensive income, net of tax	—	—	—	—	—	—	304	304
Balance at August 30, 2020	—	$—	29,242	$29	$163,388	$57,626	$(2,504)	$218,539

The effects of the restatement on the consolidated statement of cash flows for the three months ended August 30, 2020 are summarized in the following table:

	Three Months Ended August 30, 2020
	As Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(11,000)	$(1,410)	$(12,410)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization of intangibles and amortization of debt costs	5,102	—	5,102
Stock-based compensation expense	892	—	892
Deferred taxes	(4,349)	(298)	(4,647)
Net gain on disposal of property and equipment held and used	(11)	—	(11)
Loss on Windset	—	1,800	1,800
Loss on disposal of property and equipment related to restructuring, net	6,005	—	6,005
Other, net	21	—	21
Changes in current assets and current liabilities:
Accounts receivable, net	11,179	—	11,179
Inventory	6,313	100	6,413
Prepaid expenses and other current assets	1,353	13	1,366
Accounts payable	917	—	917
Accrued compensation	(139)	—	(139)
Other accrued liabilities	613	—	613
Deferred revenue	125	—	125
Net cash provided by operating activities	17,021	205	17,226

Cash flows from investing activities:
Purchases of property and equipment	(4,623)	(205)	(4,828)
Proceeds from sales of property and equipment	4,855	—	4,855
Net cash provided by (used in) investing activities	232	(205)	27

Cash flows from financing activities:
Taxes paid by Company for employee stock plans	(82)	—	(82)
Payments on long-term debt	(8,030)	—	(8,030)
Proceeds from line of credit	11,000	—	11,000
Payments on line of credit	(19,400)	—	(19,400)
Payments for debt issuance costs	(512)	—	(512)
Net cash used in financing activities	(17,024)	—	(17,024)

Net increase in cash, cash equivalents and restricted cash	229	—	229
Cash, cash equivalents and restricted cash, beginning of period	360	—	360
Cash, cash equivalents and restricted cash, end of period	$589	$—	$589

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$978	$—	$978

The effects of this error on our previously reported changes in the Company’s allowance for sales returns and credit losses for the quarter ended August 30, 2020 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	August 30, 2020
	Balance at beginning of period	Provision (benefit) for expected credit losses	Write offs, net of recoveries	Balance at end of period
Three months ended August 30, 2020, As Reported	$438	35	(169)	$304
Three months ended August 30, 2020, As Restated	$438	35	(169)	$304
Discontinued Operations	$(438)	(35)	169	$(304)
Three months ended August 30, 2020, As Restated, after Discontinued Operations	$—	—	—	$—
The effects of this error on our previously reported inventories as of August 30, 2020 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	August 30, 2020
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Finished goods	$27,635	$(2)	$27,633	$(14,727)	$12,906
Raw materials	25,794	(479)	25,315	(15,675)	9,640
Work in progress	6,569	(139)	6,430	(67)	6,363
Total inventories	$59,998	$(620)	$59,378	$(30,469)	$28,909
The effects of this error on our previously reported basic and diluted net loss per share for the three months ended August 30, 2020 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	Three Months Ended August 30, 2020
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Numerator:
Net loss applicable to Common Stockholders	$(11,000)	$(1,410)	$(12,410)	$—	$(12,410)

Denominator:
Weighted average shares for basic net income per share	29,242	—	29,242	—	29,242
Weighted average shares for diluted net income per share	29,242	—	29,242	—	29,242

Diluted net loss per share	$(0.38)	$(0.04)	$(0.42)	$—	$(0.42)
The effects of this error on our previously reported disaggregated revenue for the three months ended August 30, 2020 as presented in the Company’s Quarterly Report on Form 10-Q Note 1, are as follows:

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Contact development and manufacturing organization	$16,488	$228	$16,716	$—	$16,716
Fermentation	5,316	—	5,316	—	5,316
Total	$21,804	$228	$22,032	$—	$22,032

	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Fresh packaged salads and vegetables	$96,179	$—	$96,179	$(96,179)	$—
Avocado Products	17,017	—	17,017	(17,017)	—
Technology	643	—	643	—	643
Total	$113,839	$—	$113,839	$(113,196)	$643
The effects of this error on our previously reported segment reporting as of and for the three months ended August 30, 2020 as presented in the Company’s Quarterly Report on Form 10-Q Note 7, are as follows.
The segment table below has been restated to reflect the correction of accounting errors within the consolidated financial statements for the three months ended August 30, 2020. Refer to Note 14 for the related income statement line items reported in the segment table of the Company after giving effect to the discontinued operations previously reported under the Curation segment. The Company disclosed Other to reconcile the segment information to the consolidated financial statements.

	Three Months Ended August 30, 2020
(in thousands)	Lifecore	Curation Foods	Other	Total
Three Months Ended August 30, 2020, As Reported
Net sales	$21,804	$113,839	$—	$135,643
Gross profit	5,002	11,345	—	16,347
Net income (loss) from continuing operations	112	(8,271)	(2,841)	(11,000)
Depreciation and amortization	1,310	3,410	28	4,748
Dividend Income	—	281	—	281
Interest income	—	—	8	8
Interest expense	—	1,376	1,733	3,109
Income tax (benefit) expense, continuing operations	35	(2,612)	(1,732)	(4,309)
Corporate overhead allocation	1,403	1,856	(3,259)	—

Restatement Adjustments
Net sales	228	—	—	228
Gross profit	(100)	—	—	(100)
Net (loss) income	(78)	(988)	(344)	(1,410)
Interest expense	—	—	(205)	(205)
Income tax (benefit) expense, continuing operations	(22)	(825)	549	(298)

Three Months Ended August 30, 2020, As Restated
Net sales	$22,032	$113,839	$—	$135,871
Gross profit	4,902	11,345	—	16,247
Net income (loss) from continuing operations	34	(9,259)	(3,185)	(12,410)
Depreciation and amortization	1,310	3,410	28	4,748
Dividend Income	—	281	—	281
Interest income	—	—	8	8
Interest expense	—	1,376	1,528	2,904
Income tax (benefit) expense, continuing operations	13	(3,437)	(1,183)	(4,607)
Corporate overhead allocation	1,403	1,856	(3,259)	—
The effects of this error on our previously reported restructuring cost for the three months ended August 30, 2020 as presented in the Company’s Quarterly Report on Form 10-Q Note 8, are as follows:

	Three Months Ended August 30, 2020
(in thousands)	As Reported	Restatement	As Restated	Discontinued Operations	As Restated, after Discontinued Operations
Asset write-off costs	$6,005	$—	$6,005	$—	$6,005
Employee severance and benefit costs	905	—	905	(905)	—
Other restructuring costs	1,494	—	1,494	(832)	662
Total restructuring costs	$8,404	$—	$8,404	$(1,737)	$6,667

	Three Months Ended August 30, 2020
	Curation	Other	Total
Total restructuring costs, As reported	$7,757	$647	$8,404
Discontinued Operations Adjustment	(1,737)	—	(1,737)
Total restructuring costs, As restated	$6,020	$647	$6,667

15.    Subsequent Events

Confidential Settlement Agreement and Release

On August 15, 2023, the Company reached a confidential settlement and release agreement with a third-party insurance underwriter. In connection with this settlement agreement, on September 19, 2023, the Company received a $1.85 million cash payment.

O Olive Sale
On September 28, 2023, December 11, 2023, and February 22, 2024 the Company received cash payments of $2.4 million, $0.3 million, and $18.0 thousand, respectively, toward the $3.1 million seller’s note issued to the Company in connection with the O Olive Sale.

Limited Waivers and Amendments to Credit Agreements

On December 31, 2023, the Company entered into (i) that certain Limited Waiver and First Amendment to Credit and Guaranty Agreement (the “Alcon Amendment”), by and among Alcon, the Company, and certain subsidiaries of the Company, which amended the New Term Loan Credit Facility, and (ii) that certain Limited Waiver and Sixth Amendment to Credit Agreement (the “BMO Amendment” and, together with the Alcon Amendment, the “Credit Agreement Amendments”) by and among the Borrowers, certain of the Company’s other subsidiaries, and BMO, which amended the Revolving Credit Facility.

The Alcon Amendment provides for, among other things, (i) a waiver of the specified defaults listed therein under the New Term Loan Credit Facility as of the date of the Alcon Amendment, (ii) a waiver of the requirement to deliver certain historical financial statements, (iii) the inclusion of a requirement that the Company notify Alcon in advance of any layoff(s) by the Company and/or its subsidiaries that would result in a reduction in the overall headcount of the Company’s full-time manufacturing and support personnel by more than 20 persons in the aggregate, and (iv) an amendment to the financial reporting requirements under the New Term Loan Credit Facility providing additional time for the Company’s delivery of its financials for the quarter ended November 26, 2023.

The BMO Amendment provides for, among other things, (i) a waiver of the specified defaults listed therein under the Revolving Credit Facility as of the date of the BMO Amendment, (ii) a waiver of the requirement to deliver certain historical financial statements, (iii) an amendment to the definition of “Applicable Margin” with respect to loans under the Revolving Credit Facility from December 31, 2023 until the “Specified Adjustment Date” (as defined in the Revolving Credit Facility as amended by the BMO Amendment) (i.e., the date on which 2024 audited annual financial statements and certain other materials are delivered by the Company to BMO), and (iv) an amendment to the definition of “Eligible Accounts” thereunder in respect of certain accounts.

The Company was not required to pay any fees in connection with the Credit Agreement Amendments.

Amended and Restated Contract Manufacturing Agreement

On December 31, 2023, the Company entered into an Amended and Restated Contract Manufacturing Agreement (the “Amended and Restated CMA”), with Alcon, which amended and restated the existing contract manufacturing agreement between the Company and Alcon related to the Company’s aseptic manufacturing of a variety of ophthalmic viscoelastic injection devices.

The initial term of the Amended and Restated CMA expires December 31, 2031, subject to earlier termination by Alcon under certain circumstances or by either party for a material breach by the other party that is not cured after notice and an opportunity to cure.

The Amended and Restated CMA contains terms and provisions customary for transactions of this type, including forecast and purchase order procedures, prices that are subject to annual index-based adjustments, minimum purchase obligations, on-time-in-full service level metrics and remedies, product warranties and confidentiality and indemnification obligations. In the event the Company is unable to meet specified metrics pursuant to the Amended and Restated CMA, under certain circumstances, Alcon will be entitled to certain financial concessions, as well as certain rights and documents with respect to Alcon purchase orders until applicable metrics are met.

Alcon Supply Agreement Amendment

On December 31, 2023, the Company entered into Amendment No. 1 (the “Supply Agreement Amendment”) to the Supply Agreement, related to the Company’s manufacture and supply of HA for Alcon.

The Supply Agreement Amendment provides Alcon with the option to purchase a new filter dryer (the “Filter Dryer”), for use by the Company to expand the Company’s capacity to produce certain ingredients for Alcon, which may be exercised by Alcon by written notice. If Alcon exercises the option, all associated costs to acquire and install the Filter Dryer at the Company’s facilities would be paid in full by Alcon. The Filter Dryer would be deemed the property of Alcon. The Filter Dryer would be solely and exclusively used for the manufacturing of ingredients for Alcon and only to the extent needed to meet Alcon purchase orders in excess of a certain specified committed capacity. After the Filter Dryer is installed, the Company will be committed to a revised specified amount of production capacity to Alcon, and Alcon will commit to purchase a specified percentage of its global annual requirements for certain ingredients from the Company.

Amended and Restated Supply Agreement

On December 22, 2023, the Company entered into amendment and restatement of a supply agreement with one of its customers (the “Amended Supply Agreement”). The key provisions of the Amended Supply Agreement included an extension of the agreement’s term for certain products through March 31, 2024, revised pricing for certain product purchase orders dated November 1, 2023, and the payment of a $5.0 million working capital deposit to the Company. The working capital deposit was received on December 22, 2023 and (i) may be used for any corporate purpose; (ii) will not accrue interest; and (iii) is required to be repaid, subject to certain defined provisions, upon the termination of the Amended Supply Agreement.

Landlord Complaints

On January 12, 2024, the landlord for a property leased by Curation filed a complaint of unlawful detainer against the Company in Santa Barbara County Superior Court, seeking possession of the building and alleging past due rent of approximately $0.2 million. The Company has surrendered possession to the premises. The Company has accrued past due rents, but the ultimate exposure to loss will depend on future events and is not reasonably estimable at this time.

On January 12, 2024, a landlord for a different property leased by Curation delivered to the Company a pay or quit notice related to such property, seeking payment of past due rent of approximately $0.1 million or requesting Curation to vacate the property. The Company has surrendered possession to the premises. The Company has accrued past due rents, but the ultimate exposure to loss will depend on future events and is not reasonably estimable at this time.

Settlement of a Supplier Note Receivable

In February 2024, the Company received approximately $0.9 million in settlement of a note receivable from a former supplier to a divested business (the “Note”). The Company will account for the settlement as a gain contingency in the third quarter of fiscal year 2024 as the original aggregate amount of the Note was written off in a previous period.

(b)Index of Exhibits.

Exhibit Number	Exhibit Title

2.1
Asset Purchase Agreement, dated December 13, 2021, by and among the Company, Curation Foods, Inc. and Taylor Farms Retail, Inc., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2021.

2.2
Securities Purchase Agreement, dated February 7, 2023, by and among Lifecore Biomedical, Inc., Yucatan Foods, LLC, Camden Fruit Corp., and Yucatan Acquisition Holdings LLC, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 7, 2023.

3.1	Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2008.

3.2	Certificate of Amendment to Certificate Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2022.

3.3	Amended and Restated By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2012.

3.4	Amendment No. 1 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2019.

3.5	Amendment No. 2 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2019.

3.6	Amendment No. 3 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2020.

3.7	Amendment No. 4 to By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2022.

3.8
Certificate of Designations of Lifecore Biomedical, Inc., dated January 9, 2023, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2023.

4.1*	Description of Capital Stock, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 14, 2022.

10.1	Form of Indemnification Agreement incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2018.

10.2*	Landec Corporation Nonqualified Deferred Compensation Plan, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed on August 7, 2013.

10.3*	Landec Corporation 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 11, 2013.

10.4*	First Amendment to the Landec Corporation 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2017.

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

10.16*	Landec Corporation Executive Change in Control Severance Plan.

10.17
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

10.19*
Employment Agreement, dated January 18, 2021, by and between Landec Corporation and John Morberg, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2021.

10.20
Separation and General Release by and between Landec Corporation and Brian McLaughlin, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2021.

10.21	Separation and General Release by and between Landec Corporation and Dawn Kimball, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2021

10.22
Separation and General Release by and between Landec Corporation and Timothy Burgess, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2021.

10.23
Share Purchase Agreement, dated June 1, 2021, by and among the Company, Curation Foods, Newell Capital Corporation, Newell Brothers Investment 2 Corp., and Windset Holdings 2010 Ltd., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2021.

10.24*
Amended and Restated Employment Agreement between the Registrant and Albert D. Bolles, Ph.D., effective as of July 23, 2020, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 7, 2020.

10.25*
Amendment to the Landec Corporation 2019 Stock Incentive Plan, including the forms of awards attached thereto, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 7, 2022.

Exhibit Number	Exhibit Title
10.26
Securities Purchase Agreement, dated November 25, 2022, by and among the Company and the purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 25, 2022.

10.27
Securities Purchase Agreement, dated January 9, 2023, by and between Lifecore Biomedical, Inc. and the purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2023.

10.28
Registration Rights Agreement, dated January 9, 2023, by and between Lifecore Biomedical, Inc. and the other parties thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2023.

10.29
Credit and Guaranty Agreement, dated May 22, 2023, by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and Alcon Research, LLC, as lender, administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2023.

10.30
First Amendment to Credit Agreement, dated as of April 19, 2021, by and among Lifecore Biomedical, Inc. (formerly known as Landec Corporation), Curation Foods, Inc., Lifecore Biomedical Operating Company, Inc. (formerly known as Lifecore Biomedical, Inc.) and BMO Harris Bank, N.A.

10.31
Second Amendment to Credit Agreement, dated as of December 22, 2021, by and among Lifecore Biomedical, Inc. (formerly known as Landec Corporation), Curation Foods, Inc., Lifecore Biomedical Operating Company, Inc. (formerly known as Lifecore Biomedical, Inc.) and BMO Harris Bank, N.A.

10.32
Third Amendment to Credit Agreement, dated as of February 22, 2022, by and among Lifecore Biomedical, Inc. (formerly known as Landec Corporation), Curation Foods, Inc., Lifecore Biomedical Operating Company, Inc. (formerly known as Lifecore Biomedical, Inc.) and BMO Harris Bank, N.A.

10.33	Revolving Loan Amendment, dated January 9, 2023, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 10, 2023.

10.34
Pledge and Security Agreement, dated May 22, 2023, by and among Lifecore Biomedical, Inc., Curation Foods, Inc., Lifecore Biomedical Operating Company, Inc. and certain other subsidiary parties thereto, as grantors, and Alcon Research, LLC, as collateral agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2023.

10.35
Limited Waiver and Fifth Amendment to that certain Credit Agreement, dated May 22, 2023, by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and BMO Harris Bank, N.A., as lender and administrative agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 23, 2023.

10.36
Equipment Sale and Leaseback Agreement, dated May 22, 2023, by and between Lifecore Biomedical, Inc. and Alcon Research, LLC, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 23, 2023.

10.37
Equipment Lease Agreement, dated May 22, 2023, by and between Lifecore Biomedical, Inc. and Alcon Research, LLC, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 23, 2023.

10.38#
Amended and Restated Supply Agreement, dated May 3, 2023, by and between Lifecore Biomedical, Inc. and Alcon Research, LLC, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 23, 2023.

10.39
Transition and Separation Agreement, effective August 10, 2022, by and between the Company and Dr. Albert Bolles, Ph.D., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2022.

10.40*
Amendment dated April 27, 2023 to the Lifecore Biomedical, Inc. (f/k/a Landec Corporation) Executive Change in Control Severance Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2023.

Exhibit Number	Exhibit Title
10.41
Limited Waiver and First Amendment to that certain Credit and Guaranty Agreement, dated May 22, 2023, by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and Alcon Research, LLC, as lender, administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2024.

10.42
Limited Waiver and Sixth Amendment to that certain Credit Agreement, dated December 31, 2020, by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and BMO Harris Bank, N.A., as lender and administrative agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2024.

10.43#
Amended and Restated Contract Manufacturing Agreement, dated December 31, 2023, by and between Lifecore Biomedical, Inc. and Alcon Research, LLC, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 5, 2024.

10.44#
Amendment No. 1 to that certain Amended and Restated Supply Agreement, dated May 3, 2023, by and between Lifecore Biomedical, Inc. and Alcon Research, LLC, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 5, 2024.

97.1+	Compensation Recoupment Policy

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney – See signature page

31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Represents a management contract or compensatory plan or arrangement.
**	Information is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
+	Filed herewith.
#	Confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chaska, State of Minnesota, on March 19, 2024.

LIFECORE BIOMEDICAL, INC.

By:	/s/ John D. Morberg
John D. Morberg
Executive Vice-President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James G. Hall
James G. Hall	President and Chief Executive Officer (Principal Executive Officer) and Director	March 19, 2024

/s/ John D. Morberg
John D. Morberg	Executive Vice-President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 19, 2024

/s/ Craig A. Barbarosh
Craig A. Barbarosh	Director	March 19, 2024

/s/ Nathaniel Calloway
Nathaniel Calloway	Director	March 19, 2024

/s/ Raymond Diradoorian
Raymond Diradoorian	Director	March 19, 2024

/s/ Jeffrey L. Edwards
Jeffrey L. Edwards	Director	March 19, 2024

/s/ Katrina L. Houde
Katrina L. Houde	Director	March 19, 2024

/s/ Christopher Kiper
Christopher Kiper	Director	March 19, 2024

/s/ Nelson Obus
Nelson Obus	Director	March 19, 2024

/s/ Joshua E. Schechter
Joshua E. Schechter	Director	March 19, 2024