Form 10-Q
period 2023-08-27
LIFECORE BIOMEDICAL, INC. \DE\
filed 2024-08-09
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended August 27, 2023, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of August 5, 2024, there were 30,869,738 shares of common stock outstanding.

LIFECORE BIOMEDICAL, INC.
FORM 10-Q
For the Fiscal Quarter Ended August 27, 2023

INDEX

			Page

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	a)	Condensed Consolidated Balance Sheets as of August 27, 2023 and May 28, 2023	1

	b)	Condensed Consolidated Statements of Operations for the Three Months Ended August 27, 2023 and August 28, 2022	2

	c)	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the Three Months Ended August 27, 2023 and August 28, 2022	3

	d)	Condensed Consolidated Statements of Cash Flows for the Three Months Ended August 27, 2023 and August 28, 2022	4

	e)	Notes to the Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		27

Item 4.	Controls and Procedures		27

Part II.	Other Information		29

Item 1.	Legal Proceedings		29

Item 1A.	Risk Factors		29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		29

Item 3.	Defaults Upon Senior Securities		29

Item 4.	Mine Safety Disclosures		29

Item 5.	Other Information		29

Item 6.	Exhibits		29

	Signatures		30

i

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	August 27, 2023	May 28, 2023
	(unaudited)
ASSETS
Current Assets:
Cash	$8,642	$19,091
Accounts receivable, less allowance for credit losses	15,852	19,907
Accounts receivable, related party	10,765	9,117
Inventories, net	41,690	40,841
Prepaid expenses and other current assets	5,865	4,919
Total Current Assets	82,814	93,875

Property and equipment, net	136,259	134,390
Operating lease right-of-use assets	4,159	4,282
Goodwill	13,881	13,881
Intangible assets	4,200	4,200
Other long-term assets	4,307	2,917
Total Assets	$245,620	$253,545

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$15,691	$22,097
Accrued compensation	4,516	4,145
Other accrued liabilities	4,855	7,142
Current portion of lease liabilities	1,222	1,270
Deferred revenues	101	552
Deferred revenues, related party	8,256	3,503
Current portion of long-term debt, net, related party	773	580
Total Current Liabilities	35,414	39,289

Long-term debt, less current portion, net, related party	88,057	84,256
Revolving credit facility	19,090	16,809
Debt derivative liability, related party	64,700	64,900
Long-term lease liabilities, less current portion	9,443	9,709
Deferred taxes, net	456	380
Deferred revenues, less current portion, related party	1,687	2,940
Other non-current liabilities	219	174
Total Liabilities	219,066	218,457

Commitments and Contingencies, see Note 1

Convertible Preferred Stock, $0.001 par value; 2,000 shares authorized; 40 and 39 shares issued and outstanding at August 27, 2023 and May 28, 2023, respectively	40,114	39,318

Stockholders’ Deficit:
Common Stock, $0.001 par value; 50,000 shares authorized; 30,456 and 30,322 shares issued and outstanding at August 27, 2023 and May 28, 2023, respectively	30	30
Additional paid-in capital	175,700	174,276
Accumulated deficit	(189,290)	(178,536)
Total Stockholders’ Deficit	(13,560)	(4,230)
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Deficit	$245,620	$253,545

See accompanying notes to the condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	August 27, 2023	August 28, 2022
Revenues	$16,953	$23,724
Revenues, related party	7,569	—
Total Revenues	24,522	23,724
Cost of goods sold	21,794	17,745
Gross profit	2,728	5,979

Operating costs and expenses:
Research and development	2,146	2,211
Selling, general, and administrative	9,206	8,103
Gain on sale of divested business	—	(2,108)
Restructuring costs	(10)	1,047
Total operating costs and expenses	11,342	9,253
Operating loss	(8,614)	(3,274)

Interest expense, net	(793)	(3,231)
Interest expense, related party	(3,145)	—
Change in fair value of debt derivative liability, related party	200	—
Other expense, net	(170)	(198)
Net loss from continuing operations before taxes	(12,522)	(6,703)
Provision for income tax benefit (expense)	(88)	(4)
Net loss from continuing operations	(12,610)	(6,707)

Discontinued operations:
Income (loss) from discontinued operations	1,850	(4,259)
Income tax (expense) benefit	6	—
Income (loss) from discontinued operations, net of tax	1,856	(4,259)
Net loss	$(10,754)	$(10,966)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.41)	$(0.23)
Income (loss) from discontinued operations	0.06	(0.14)
Total basic and diluted net loss per share	$(0.35)	$(0.37)

Shares used in per share computation:
Basic and Diluted	30,403	29,577

Other comprehensive income (loss), net of tax:
Net loss	$(10,754)	$(10,966)
Net unrealized gain on interest rate swaps (net of tax effect of $16)	—	300
Total comprehensive loss	$(10,754)	$(10,666)

See accompanying notes to the condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited) (In thousands)

Three Months Ended August 27, 2023
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit

	Shares	Amount	Shares	Amount
Balance at May 28, 2023	39	$39,318	30,322	$30	$174,276	$(178,536)	$—	$(4,230)
Issuance of stock under stock plans, net of shares withheld	—	—	134	—	724	—	—	724
Convertible Preferred Stock paid-in-kind (“PIK”) dividend	1	748	—	—	(748)	—	—	(748)
Accretion of Convertible Preferred Stock	—	48	—	—	(48)			(48)
Taxes paid by Company for employee stock plans	—	—	—	—	(45)	—	—	(45)
Stock-based compensation	—	—	—	—	1,541	—	—	1,541
Net loss	—	—	—	—	—	(10,754)	—	(10,754)
Balance at August 27, 2023	40	$40,114	30,456	$30	$175,700	$(189,290)	$—	$(13,560)

Three Months Ended August 28, 2022
					Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at May 29, 2022	—	$—	29,513	$30	$167,352	$(78,973)	$(586)	$87,823
Issuance of stock under stock plans, net of shares withheld	—	—	80	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(67)	—	—	(67)
Stock-based compensation	—	—	—	—	785	—	—	785
Net loss	—	—	—	—	—	(10,966)	—	(10,966)
Other comprehensive income, net of tax	—	—	—	—	—	—	300	300
Balance at August 28, 2022	—	$—	29,593	$30	$168,070	$(89,939)	$(286)	$77,875

See accompanying notes to the condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended
	August 27, 2023	August 28, 2022
Cash flows from operating activities:
Net loss	$(10,754)	$(10,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,168	4,354
Stock-based compensation	1,533	785
Deferred taxes	76	(17)
Interest expense PIK, related party	3,025	—
Change in debt derivative liability, related party	(200)	—
Provision for expected credit losses	21	—
Gain on sale of divested business	—	(2,108)
Other, net	3	(18)
Changes in current assets and current liabilities:
Accounts receivable	9,241	7,238
Accounts receivable, related party	(6,855)	—
Inventories	(849)	2,587
Prepaid expenses, other current assets, and other assets	(2,426)	(739)
Accounts payable	(4,202)	581
Accrued compensation	371	(2,865)
Other accrued liabilities	(2,530)	183
Deferred revenues	(451)	(116)
Deferred revenues, related party	3,500	—
Net cash used in operating activities	(8,329)	(1,101)

Cash flows from investing activities:
Purchases of property and equipment	(5,054)	(3,361)
Proceeds from the sale of divested business, net of cash acquired	—	3,135
Net cash used in investing activities	(5,054)	(226)

Cash flows from financing activities:
Proceeds from exercise of options	724	—
Payments on long-term debt	—	(27)
Proceeds from Revolving Credit Facility, net	2,281	4,000
Taxes paid by Company for employee stock plans	(45)	(67)
Principal payments on finance leases	(26)	—
Net cash provided by financing activities	2,934	3,906

Net (decrease) increase in cash	(10,449)	2,579

Cash, beginning of period	19,091	1,643
Cash, end of period	$8,642	$4,222

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable	$4,741	$2,243
Capitalized interest expense	$969	$513
Convertible Preferred Stock PIK dividend	$748	$—

See accompanying notes to the condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Lifecore Biomedical, Inc. and its subsidiaries (“Lifecore” or the “Company”) is a fully integrated contract development and manufacturing organization (“CDMO”) that offers capabilities in the development, fill and finish of complex sterile injectable pharmaceutical products in syringes and vials. The Company previously operated a natural food company, through its wholly-owned subsidiary, Curation Foods, Inc. (“Curation”), which was previously focused on the distribution of plant-based foods to retail, club, and food service channels throughout North America. However, upon the sale of the Divested Businesses (as defined below), the Company has ceased to operate the Curation foods business.
Discontinued Operations
During the year ended May 28, 2023, the Company entered into agreements for the sale or disposition of its subsidiaries within the Curation business (a former segment), specifically O Olive Oil and Vinegar® (“O Olive”), Yucatan Foods, LLC (“Yucatan”), and BreatheWay® (“BreatheWay”, and together with O Olive, Yucatan, and BreatheWay, the “Divested Businesses”). The Company completed the disposition of Yucatan and O Olive on February 7, 2023 and April 6, 2023, respectively.
On June 2, 2022, the Company and Curation entered into and closed an Asset Purchase Agreement (the “BreatheWay Purchase Agreement”) with Hazel Technologies, Inc. (the “BreatheWay Purchaser”), pursuant to which Curation sold all of its assets related to BreatheWay packaging technology business to the BreatheWay Purchaser in exchange for an aggregate purchase price of $3.2 million (the “BreatheWay Disposition”). The BreatheWay Purchase Agreement included various representations, warranties, and covenants of the parties generally customary for a transaction of this nature. In connection with the BreatheWay Disposition, the Company received net proceeds of $3.1 million and recorded a gain of $2.1 million in the Condensed Consolidated Statements of Operations for the three months ended August 28, 2022.
The accounting requirements for reporting the Divested Businesses, excluding BreatheWay, as discontinued operations were met on the closing date of each of the divestitures. The BreatheWay Disposition met the requirements for reporting the businesses as assets held for sale in the fourth quarter of fiscal year 2022. Accordingly, the unaudited condensed consolidated financial statements and related condensed notes reflect the results of the Divested Businesses, as discontinued operations for the periods presented. Refer to Note 8 – Discontinued Operations.
Basis of Presentation
The accompanying Condensed Consolidated Balance Sheet as of May 28, 2023, which has been derived from audited financial statements, and the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at August 27, 2023, and the results of operations and cash flows for all periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared following GAAP have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2023 (the “2023 Annual Report”). The Company restated its unaudited quarterly financial statements as of and for the three months ended August 28, 2022 (the “Restatement”). Such restated and unaudited quarterly financial statements and related impacted amounts were presented in the company’s Annual Report on Form 10-K for the year ended May 28, 2023. The discussion of financial results presented in this quarterly report on Form 10-Q reflects such restated amounts.
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

The results reported in these interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year.
As result of the Company exiting all previous food related business as part of the strategic shift in the Company’s operations that was completed as of May 28, 2023, commencing with this Quarterly Report on Form 10-Q, the Company changed its presentation of “Product sales” and “Cost of product sales” to “Revenues” and “Cost of goods sold”, respectively.
Basis of Consolidation
The condensed consolidated financial statements are presented on the accrual basis of accounting in accordance with GAAP and include the accounts of the Company and its subsidiaries. All material inter-company transactions and balances have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; loss contingencies; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived and indefinite-lived assets (including intangible assets and goodwill), and inventory; the valuation and recognition of stock-based compensation, and the valuation of the debt derivative liability.
These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends can require extended periods of time to resolve and are subject to change from period to period. The actual results may differ from management’s estimates.
Concentrations of Risk
Cash and cash equivalents and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. Our Company policy limits, among other things, the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. The Company maintains cash in U.S. bank accounts, the balance of which may at times exceed the federally insured limit.
During the three months ended August 27, 2023, the Company had revenues concentrations of 10% or greater from three customers, accounting for 31%, 21%, and 15%. During the three months ended August 28, 2022, the Company had revenues concentrations of 10% or greater from four customers, accounting for 30%, 18%, 15%, and 12%.
Two of the Company’s same customers had accounts receivable concentrations of 10% or greater, accounting for 40% and 16% of accounts receivable as of August 27, 2023, and 31% and 18%, as of May 28, 2023.
Contract Assets and Liabilities

Contract assets primarily relate to the Company’s unconditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of August 27, 2023, May 28, 2023 and May 29, 2022, were $4.1 million, $3.2 million and $10.4 million, respectively, and are included within total accounts receivable in the Condensed Consolidated Balance Sheets.

Contract liabilities primarily relate to payments received from customers in advance of performance under a contract. The Company’s contract liabilities as of August 27, 2023, May 28, 2023 and May 29, 2022, were $10.0 million, $7.0 million and $0.9 million, respectively, of which $8.3 million and $4.1 million are included in deferred revenues and $1.7 million and $2.9 million are included in non-current liabilities as of August 27, 2023 and May 28, 2023, respectively, in the Condensed Consolidated Balance Sheets.

Revenues recognized during the three months ended August 27, 2023 and August 28, 2022, that were included in the contract liability balance at the beginning of fiscal year 2024 and 2023, respectively, was $2.0 million and $0.3 million, respectively.

Revenue Recognition
The following tables disaggregates revenues by major product lines and services (in thousands):

	Three Months Ended
(In thousands)	August 27, 2023	August 28, 2022
Contact development and manufacturing organization	$21,539	$18,268
HA manufacturing	2,983	5,456
Total	$24,522	$23,724
Development services revenues recognized over time were $6.4 million and $7.0 million for the three months ended August 27, 2023 and August 28, 2022, respectively, and are included in contract development and manufacturing organization. Revenues recognized at a point in time were $18.1 million and $16.7 million for the three months ended August 27, 2023 and August 28, 2022, respectively.
The Company identified certain elements of its agreements with customers for development services in which the Company is the principal in those contracts, therefore it recognizes revenues on a gross basis. For other contracts in which the Company operates as an agent, the Company recognized revenue on a net basis.
Inventories, net
Inventories primarily consist of in-process and finished goods related to sterile injectable pharmaceutical products in syringes, vials and cartridges. This includes premium, pharmaceutical grade HA in bulk form as well as formulated and filled syringes, vials and cartridges for injectable products used in treating a broad spectrum of medical conditions and procedures.
As of August 27, 2023 and May 28, 2023, inventories consisted of the following (in thousands):

(In thousands)	August 27, 2023	May 28, 2023
Finished goods	$16,476	$13,141
Raw materials	18,391	17,735
Work in process	7,281	10,349
Inventory reserve	(458)	(384)
Total	$41,690	$40,841
The Company recorded adjustments of $4.0 million and $4.9 million to record inventory to its net realizable value as of August 27, 2023 and May 28, 2023, respectively.
The Company’s inventory serves as part of the collateral for certain of the Company’s debt arrangements. Refer to Note 6 - Debt for additional discussion on the Company’s debt arrangements and related collateral.

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

Cash is stated at cost, which approximates its fair value. The carrying amounts reported in the balance sheets for accounts receivable, accounts payable and accrued liabilities approximate fair value, due to their short-term maturities.
Outstanding borrowings that qualify as financial instruments are carried at cost, which approximates their fair value as of August 27, 2023 and May 28, 2023, due to their short duration, except for the Alcon Research, LLC (“Alcon”) term debt with a fair value of $146.9 million that exceeds carrying value.
The Term Loan Credit Facility (as defined in Note 6 – Debt) contains embedded derivatives requiring bifurcation as a derivative instrument. The derivative liability related to the Term Loan Credit Facility is recorded as a discount to the long-term debt in the Condensed Consolidated Financial Statements. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a non-operating income (expense). The fair value of the embedded derivative liabilities associated with the Term Loan Credit Facility was estimated using a probability weighted discounted cash flow model to measure the fair value. This involves significant Level 3 inputs and assumptions including (i) an estimated probability and timing of a change in control and event of default, and (ii) a risk-adjusted discount rate. At August 27, 2023 and May 28, 2023, the fair value of the embedded derivative liability approximated $64.7 million and $64.9 million, respectively.
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
The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis (in thousands):

	Fair Value at August 27, 2023			Fair Value at May 28, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Debt derivative liability(1)	$—	$—	$64,700	$—	$—	$64,900
Total liabilities	$—	$—	$64,700	$—	$—	$64,900
(1) As of August 27, 2023 and May 28, 2023, the fair value of the debt derivative liability is included in non-current liabilities in the Company’s Condensed Consolidated Balance Sheets.
The key inputs to the valuation models that were utilized to estimate the fair value of the debt derivative liability were (i) an estimated probability related to the timing of a change in control over the 12 months following the end of the fiscal period; (ii) the estimated probability related to an event of default of the supply agreement with Alcon, as amended, over the 12 months following the end of the fiscal period; and (iii) a risk-adjusted discount rate.
The risk adjusted discount rate as of August 27, 2023 and May 28, 2023 were as follows:

	August 27, 2023	May 28, 2023
Assumptions
Discount rate	22.3% — 24.2%	22.3% — 24.5%
Implied spread	17.9%	18.5%
Risk free rate	4.4% — 6.3%	3.8% — 6.0%

The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value for the three months ended August 27, 2023 (in thousands):

Debt Derivative Liability
Balance as of May 29, 2022	$—
Fair value on issuance(1)	64,900
Balance as of May 28, 2023	$64,900
Decrease in fair value(2)	(200)
Balance as of August 27, 2023	$64,700

(1)At May 28, 2023, the fair value of the embedded derivative liability approximated the fair value upon issuance on May 22, 2023.
(2)For the three months ended August 27, 2023, the decrease in fair value is recorded within “Change in fair value of debt derivative liability, related party” within the condensed consolidated statement of operations.

Related Party Transactions
The Company has reflected the related party balances on the face of its financial statements beginning in the period which Alcon became a related party, which was as of May 22, 2023 at the time Alcon provided financing to the Company. Prior to providing financing, and continuing subsequently, Alcon was a customer of the Company. Refer to Note 6 — Debt for additional discussion on the Company’s debt agreement with Alcon.

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
Confidential Settlement Agreement and Release

On August 24, 2023, the Company reached a confidential settlement and release agreement with a third-party insurance underwriter. In connection with this settlement agreement, the Company received a cash payment of $1.9 million on September 19, 2023.

SEC Subpoena
On February 16, 2024, the Chicago Regional Office of the SEC has issued a subpoena to the Company seeking documents and information concerning the Restatement. The Company is in the process of responding to the subpoena and intends to cooperate with the SEC. We cannot predict the duration or outcome of this matter at this time.

Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board issued new guidance on income tax disclosures (ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”). Among other requirements, this update adds specific disclosure requirements for income taxes, including: (1) disclosing specific categories in the rate reconciliation and (2) providing additional information for reconciling items that meet quantitative thresholds. The guidance is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2023-09 on the Company’s condensed consolidated financial statements and disclosures.

In November 2023, the FASB issued new guidance on segment reporting (ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”). The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2023-07 on the Company’s condensed consolidated financial statements and disclosures.

2.    Convertible Preferred Stock
On January 9, 2023, the Company issued an aggregate of 38,750 shares of the Series A Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”), all of which are convertible into shares of common stock at the election of the holders of the Convertible Preferred Stock (each, a “Holder” and collectively, the “Holders”), subject to the exchange and beneficial ownership limitations described below. The Company recorded the Convertible Preferred Stock net of issuance costs of $0.7 million.

Liquidation and Redemption

As of August 27, 2023 and May 28, 2023, the aggregate liquidation preference of the Convertible Preferred Stock approximated $40.1 million and $39.3 million, respectively.

Registration Rights Agreement

On January 9, 2023, in connection with the issuance of the Convertible Preferred Stock, the Company and the Holders also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company granted the Holders certain registration rights with respect to the shares of common stock issuable upon the conversion of the Convertible Preferred Stock. The Registration Rights Agreement contains monetary penalties if the Company fails to maintain the effectiveness of the registration statement. As of August 27, 2023, the Company has accrued approximately $0.2 million in monetary penalties under the Registration Rights Agreement due to the delinquent filing of the Company’s annual and quarterly reports with the SEC.

Classification

The Convertible Preferred Stock is redeemable by the holders after June 29, 2026. Until such date, it is redeemable contingent upon the occurrence of certain events. As a result, the Company has presented the Convertible Preferred Stock outside of permanent equity. The Convertible Preferred Stock was recorded at its issuance date fair value of the net proceeds raised. The current carrying value approximates fair value as it reflects the accumulation of the PIK dividends and accretion of the issue costs.

The Company recorded proceeds of $38.8 million, net of costs associated with the issuance of the Convertible Preferred Stock of approximately $0.7 million, approximating $38.1 million. The discount to the proceeds arising from issuance costs is being amortized up to its full redemption value through June 29, 2026.

During the three months ended August 27, 2023, the Company recorded PIK dividends of approximately $0.7 million as a reduction to Additional Paid-in Capital and an increased to the Convertible Preferred Stock balance. As of August 27, 2023 and May 28, 2023, there were approximately 40,159 shares and 39,420 shares, respectively, of Convertible Preferred Stock outstanding.

3.    Stock-based Compensation and Stockholders’ Equity
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of August 27, 2023 and changes during the fiscal year then ended is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Total Intrinsic Value of Options Exercised (in thousands)	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at May 28, 2023	2,374,325	$10.88
Granted	2,100	$10.48
Exercised	(95,800)	$9.38	$115
Expired	(119,850)	$11.79
Options outstanding at August 27, 2023	2,160,775	$10.89		4.16	$—
Options exercisable at August 27, 2023	1,506,237	$10.96		3.49	$—

A summary of the Company’s restricted stock unit (“RSU”) award activity as of August 27, 2023 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value Per Share
Restricted stock units outstanding at May 28, 2023	336,791	$9.70
Granted	1,057,656	$8.25
Vested	(56,844)	$9.50
Restricted stock units outstanding at August 27, 2023	1,337,603	$8.56

Stock-Based Compensation Expense

The following table summarizes stock-based compensation by income statement line item:

	Three Months Ended
(In thousands)	August 27, 2023	August 28, 2022
Continuing operations:
Cost of goods sold	$184	$101
Research and development	43	90
Selling, general and administrative	1,306	594
Total stock-based compensation	$1,533	$785

As of August 27, 2023, there was $11.4 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Lifecore incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.59 years for stock options and 2.25 years for RSUs.

4.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(In thousands, except per share amounts)	August 27, 2023	August 28, 2022
Numerator:
Net loss from continuing operations	$(12,610)	$(6,707)
Income (loss) from discontinued operations, net of tax	1,856	(4,259)
Net loss	$(10,754)	$(10,966)

Denominator:
Weighted average shares for basic and diluted net income (loss) per share	30,403	29,577

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.41)	$(0.23)
Income (loss) from discontinued operations	0.06	(0.14)
Total basic and diluted net loss per share	$(0.35)	$(0.37)

Due to the Company’s net loss for the three months ended August 27, 2023 and August 28, 2022, the net loss per share includes only the weighted average shares outstanding and thus excludes 271,695 and 165,690 RSUs; 611 and 23,618 stock options; and 5,684,230 and 0 shares issuable upon conversion of Convertible Preferred Stock, respectively, as such impact would be antidilutive. All antidilutive items relate to the Company’s continuing operations.

See Note 2 – Convertible Preferred Stock for more information on outstanding Convertible Preferred Stock and Note 3 – Stock-based Compensation and Stockholders’ Equity more information on outstanding RSUs and stock options.

5.    Income Taxes
The provision for income taxes from continuing operations for the three months ended August 27, 2023 and August 28, 2022, was an expense of $88.2 thousand and an expense of $4.0 thousand, respectively. The effective tax rate for the three months ended August 27, 2023 and August 28, 2022 was 0.70% and 0.04%, respectively. The effective tax rate for the three months ended August 27, 2023 and August 28, 2022, was lower than the statutory federal income tax rate of 21% primarily due to the valuation allowance recorded against certain deferred tax assets, offset by the federal and state research and development tax credits.

6.    Debt
Long-term debt, net consists of the following (in thousands):

	August 27, 2023	May 28, 2023
Term loan, related party	$146,086	$142,503
Equipment sale finance liability, related party	7,730	7,730
Total principal amount of long-term debt	153,816	150,233
Less: unamortized debt discount	(579)	(605)
Less: debt discount, related party	(64,407)	(64,792)
Total long-term debt, net of discounts	88,830	84,836
Less: current portion of long-term debt, net, related party	(773)	(580)
Long-term debt, net	$88,057	$84,256
The future minimum principal payments of the Company’s term loan and equipment sale finance liability for each year presented are as follows (in thousands), excluding forecasted cash and PIK interest:

Remainder of Fiscal year 2024	$580
Fiscal year 2025	773
Fiscal year 2026	773
Fiscal year 2027	773
Fiscal year 2028	773
Thereafter	150,144
Total	$153,816

Term Loan Credit Facility

On May 22, 2023, the Company, Curation and Lifecore Biomedical Operating Company, Inc. (together with the Company and Curation, the “Borrowers”) and Alcon entered into a Credit and Guaranty Agreement (the “Term Loan Credit Facility”). The Term Loan Credit Facility refinanced in full all obligations of the Company and their subsidiaries under its prior term loan credit facility. Upon entry into the Term Loan Credit Facility, the prior term loan credit facility was terminated and all noncompliance with debt covenants were thereby cured.
The Term Loan Credit Facility provides for up to $142.3 million in term loans, subject to certain adjustments based on the post-closing adjustments to the Purchase Price (as defined in the Equipment Sale and Leaseback Agreement, defined below), which were funded in full on May 22, 2023. The obligations under the Term Loan Credit Facility mature on May 22, 2029. The Term Loan Credit Facility is secured by the same collateral that secures the Revolving Credit Facility (as defined below), with relative priorities in respect thereof, as set forth in the Intercreditor Agreement (as defined below).
The Company had unamortized debt discount amounting to $65.0 million and $65.4 million as of August 27, 2023 and May 28, 2023, respectively, related to the Term Loan Credit Facility, which are recorded as a reduction of the term loan liability in the Condensed Consolidated Balance Sheets.
The Company identified a number of embedded derivatives that require bifurcation from the Term Loan Credit Facility that were separately accounted for in the condensed consolidated financial statements as one compound derivative liability. Certain of these embedded features include change in control provisions, events of default and contingent rate increases and were determined to qualify as an embedded derivative under ASC 815-40. The embedded derivative is classified as a Level 3 financial liability in the fair value hierarchy as of May 28, 2023. The fair value of the embedded derivative liabilities associated with the term loans was estimated using the discounted cash flow method under the income approach. This involves significant Level 3 inputs and assumptions including an estimated probability and timing of a change in control and events of default. The Company re-evaluates this assessment each reporting period and records any gains or losses in other income (expense). The initial recognition of the embedded derivative liability upon issuance of the Term Loan Credit Facility on May 22, 2023 was $64.9 million and is recorded as a debt derivative liability, related party in the condensed Consolidated Balance Sheets. The bifurcation of the embedded debt derivative fair value of $64.9 million is accounted for as a discount to the Term Loan Credit

Facility. Amortization of the debt discount is based on the effective interest method over the term of the debt. At August 27, 2023 and May 28, 2023, the fair value of the embedded derivative liability approximated $64.7 million and $64.9 million, respectively.
As of August 27, 2023 and May 28, 2023, the Company had $146.1 million and $142.5 million in borrowings outstanding under the Term Loan Credit Facility, at an effective annual interest rate of 10.0% and 10.0%, respectively.
As of August 27, 2023 and May 28, 2023, except for the requirements to deliver certain historical financial statements, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility (as discussed below). In December 2023, the Company entered into limited waivers and amendments to credit agreements; refer to Note 9 - Subsequent Events for additional information.
Pledge and Security Agreement
Also on May 22, 2023, the Borrowers and certain of the Company’s other subsidiaries, as grantors (collectively, the “Grantors”), entered into a Pledge and Security Agreement (the “Term Loan Security Agreement”), dated as of May 22, 2023, with Alcon, as collateral agent. Pursuant to the Term Loan Security Agreement, the Grantors secured their obligations under the Term Loan Credit Facility by granting to Alcon a first priority security interest in certain collateral, including but not limited to equipment, fixtures, real property and intellectual property of the Company. The security interest granted by the Grantors under the Term Loan Security Agreement continues in effect until the payment in full of all of the secured obligations under the Term Loan Credit Facility.
Revolving Credit Facility
On May 22, 2023, the Borrowers and certain of the Company’s other subsidiaries, as guarantors, entered into a Limited Waiver, Consent and Fifth Amendment (the “Revolving Loan Amendment”) to the credit agreement with BMO Harris Bank, N.A. (“BMO”), as lender (the “Revolving Credit Facility”).
The Revolving Loan Amendment provides for, among other things, (i) a waiver of all known existing defaults under the Revolving Credit Facility as of the date of the Revolving Loan Amendment, (ii) the reduction of the maximum amount available under the Revolving Credit Facility to up to the lesser of (x) $40.0 million, less a reserve for certain secured credit products, if any, and (y) the borrowing base (which, pursuant to the Revolving Loan Amendment, was modified to include a further reduction of the borrowing base by an additional $4.0 million), (iii) the modification of the springing minimum fixed charge coverage ratio of 1.00 to 1.00, with such covenant not tested until the fiscal quarter ending on or about February 28, 2024 and, on or thereafter, upon the earlier of the occurrence of an event of default or availability being less than the greater of 10% of the maximum borrowing amount and $4.0 million, (iv) cash dominion at all times that the Revolving Credit Facility remains outstanding, and (v) certain other revisions to align with the terms of the Term Loan Credit Facility and address the relative priorities and credit for borrowings related to the Company’s commercial relationships with Alcon.
The Company records its Revolving Credit Facility deferred finance costs as an asset; as such, $2.0 million were recorded as other assets in the accompanying Condensed Consolidated Balance Sheets as of August 27, 2023. As of May 28, 2023, $0.9 million and $1.4 million were recorded as other current assets and other long-term assets, respectively.
As of August 27, 2023 and May 28, 2023, the Company had $19.1 million and $16.8 million, respectively, in borrowings outstanding under the Revolving Credit Facility, at an effective annual interest rate of 9.99% and 12.16%, respectively.
As of August 27, 2023, we had approximately $6.3 million available for borrowing under our revolving credit facility.
BMO and Alcon also entered into an Intercreditor agreement regarding their relative rights, as lenders, in the assets of the Company and its subsidiaries that serve as collateral for their respective credit facilities (the “Intercreditor Agreement”).
Equipment Sale and Leaseback Agreements
On May 22, 2023, the Company entered into an Equipment Sale and Leaseback Agreement (the “Equipment Sale and Leaseback Agreement”), with Alcon, wherein the Company sold $10.0 million (the “Purchase Price”), subject to certain post-closing adjustments of certain equipment, machinery, and other property associated with the production of sodium hyaluronate (the “Equipment”) to Alcon. The Equipment Sale Leaseback Agreement contains an option for the Company to repurchase the Equipment upon the earlier of (i) seven (7) years and (ii) the expansion of the Company’s existing production capacity with respect to sodium hyaluronate, for a purchase price equal to the Purchase Price, less the aggregate of all Paydown Payments (as defined in the Equipment Lease Agreement). The Purchase Price was subsequently reduced to $7.7 million based on the fair value of the Equipment, as required by the terms of the Equipment Sale and Leaseback Agreement. The difference of $2.3 million between the initial sales value of $10.0 million and the $7.7 million was added to the term loan agreement, which resulted in a term loan amount of $142.3 million and the proceeds to Lifecore across the two agreements did not change.
Concurrently with the entry into the Equipment Sale and Leaseback Agreement, the Company entered into an Equipment Lease Agreement (the “Equipment Lease Agreement” and, together with the Equipment Sale Leaseback Agreement, the Term Loan Credit Facility, the Term Loan Security Agreement, and the Revolving Loan Amendment, collectively, the “Refinancing Transactions”), dated May 22, 2023, with Alcon, wherein Alcon leased the equipment back to the Company. The Equipment Lease Agreement expires upon the earlier of (i) May 22, 2033, and (ii) the date that the equipment is repurchased by the Company pursuant to the terms of the Equipment Lease Agreement. Upon the expiration of the Equipment Lease Agreement, the Company shall automatically repurchase the equipment for $1.00 (if not previously repurchased pursuant to the option under the Equipment Sale and Leaseback Agreement).
During the lease term, the Company is obligated to make quarterly rental payments to Alcon equal to (i) 1/40th of the Purchase Price (the “Paydown Payments”), plus (ii) 1.5% times the Purchase Price less cumulative Paydown Payments made. The Company concluded that the Equipment Sale and Leaseback Agreement did not meet the requirements for sale-leaseback accounting, therefore the carrying value of the Equipment remains on the condensed consolidated balance sheets and the $7.7 million Purchase Price (as adjusted) of the equipment sale finance obligation (the “Equipment Sale Finance Liability”) was classified in Long-term debt, net.
The Equipment Lease Agreement contains terms and provisions (including representations, covenants, and conditions) that are generally customary for a commercial lease of this nature, including obligations relating to the use, operation, and maintenance of the equipment. During the term of the lease, Alcon is not permitted to sell or encumber the equipment. Alcon is only entitled to cancel the Equipment Lease Agreement in the event of insolvency, liquidation or bankruptcy, and its remedies for other breaches of the Equipment Lease Agreement are otherwise limited to monetary damages.

7.    Restructuring Costs

The following table summarizes the restructuring costs recognized in the Company’s Condensed Consolidated Statements of Operations, excluding discontinued operations, in connection with the previously announced restructuring plan.

(in thousands)	Three Months Ended
	August 27, 2023	August 28, 2022
Employee severance and benefit costs	$(18)	$208
Lease costs	7	20
Other restructuring costs	1	819
Total restructuring costs	$(10)	$1,047
The restructuring costs related to employee severance and benefit costs for the three months ended August 27, 2023 was a credit of $18.0 thousand related to a reversal of an accrual for a change in estimate on COBRA benefits.
The restructuring plan has been substantially completed as of May 28, 2023. The following table summarizes the restructuring costs recognized in the Company’s Condensed Consolidated Statements of Operations since the inception of the restructuring plan in fiscal year 2020 through August 27, 2023, excluding discontinued operations:

Total
(in thousands)
Asset write-off costs	$13,893
Employee severance and benefit costs	4,081
Lease costs	4,121
Other restructuring costs	7,851
Total restructuring costs	$29,946

The following table presents the movement of the restructuring costs liability from May 28, 2023 through August 27, 2023, excluding discontinued operations, within current liabilities in the Condensed Consolidated Balance Sheet:

(in thousands)	May 28, 2023	Expense	Payments	August 27, 2023
Employee severance and benefit costs	$1,600	$(18)	$(659)	$923
Lease costs	257	7	(76)	188
Other restructuring costs	1,140	1	(11)	1,130
	$2,997	$(10)	$(746)	$2,241

8.    Discontinued Operations

As discussed in Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies – Discontinued Operations, the Company completed the disposition of Yucatan and O Olive on February 7, 2023 and April 6, 2023, respectively. Yucatan and O Olive represented components of the company’s previously operated food business and their sale represents a strategic shift in the Company going forward. Accordingly, concurrent with the execution of their respective purchase agreements, Yucatan and O Olive both met the accounting requirements for reporting as discontinued operations for all periods presented. There were no assets or liabilities of Yucatan and O Olive as of August 27, 2023.
The key components of income from discontinued operations for the three months ended August 27, 2023 and August 28, 2022, were as follows (in thousands):

	Three Months Ended
	August 27, 2023	August 28, 2022
Revenues	$—	$19,652
Cost of goods sold	—	19,436
Gross profit	—	216
Operating costs and expenses:
Research and development	—	79
Selling, general and administrative	—	4,369
Restructuring costs		27
Total operating costs and expenses	—	4,475
Operating loss	—	(4,259)
Other income (expense), net	1,850	—
Income (loss) from discontinued operations	1,850	(4,259)
Income tax (expense) benefit	6	—
Income (loss) from discontinued operations, net of tax	$1,856	$(4,259)

Cash provided by operating activities by discontinued operations totaled $1.9 million and $1.1 million for the three months ended August 27, 2023 and August 28, 2022, respectively. Cash used in investing activities of discontinued operations for the three months ended August 28, 2022 was $43.0 thousand.

9.    Subsequent Events

O Olive Sale
On September 28, 2023, December 11, 2023, and February 22, 2024 the Company received cash payments of $2.4 million, $0.3 million, and $18.0 thousand, respectively, toward the $3.1 million seller’s note issued to the Company in connection with the disposition of O Olive.

Amended and Restated Supply Agreement

On December 22, 2023, the Company entered into an amendment and restatement of a supply agreement with one of its customers (the “Amended Supply Agreement”). The key provisions of the Amended Supply Agreement included an extension of the agreement’s term for certain products through March 31, 2024, revised pricing for certain product purchase orders dated November 1, 2023, and the payment of a $5.0 million working capital deposit to the Company. The working capital deposit was received on December 22, 2023 and (i) may be used for any corporate purpose; (ii) will not accrue interest; and (iii) is required to be repaid, subject to certain defined provisions, upon the termination of the Amended Supply Agreement. On March 14, 2024, this agreement was amended to extend it through December 31, 2026.

Limited Waivers and Amendments to Credit Agreements

On December 31, 2023, the Company entered into (i) a Limited Waiver and First Amendment to Credit and Guaranty Agreement (the “Alcon Amendment”), with Alcon, which amended the Term Loan Credit Facility, and (ii) the Limited Waiver and Sixth Amendment to Credit Agreement (the “BMO Amendment” and, together with the Alcon Amendment, the “Credit Agreement Amendments”) which amended the Revolving Credit Facility.

The Alcon Amendment provides for, among other things, (i) a waiver of the specified defaults listed therein under the Term Loan Credit Facility as of the date of the Alcon Amendment, (ii) a waiver of the requirement to deliver certain historical financial statements, (iii) the inclusion of a requirement that the Company notify Alcon in advance of any layoff(s) by the Company and/or its subsidiaries that would result in a reduction in the overall headcount of the Company’s full-time manufacturing and support personnel by more than 20 persons in the aggregate, and (iv) an amendment to the financial reporting requirements under the Term Loan Credit Facility providing additional time for the Company’s delivery of its financials for the quarter ended November 26, 2023.

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

On May 2, 2024, the Company entered into an amendment to the Amended and Restated CMA, in which the lender made a prepayment in the amount of $5.5 million in cash as an advance on future purchases. Under the terms, the lender is entitled to apply the prepayment towards invoices issued by the Company within the scope of the agreement during calendar year 2026.

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

Landlord Complaints

On January 12, 2024, the landlord for a property leased by Curation filed a complaint of unlawful detainer against the Company in Santa Barbara County Superior Court, seeking possession of the building and alleging past due rent of approximately $0.2 million. The Company has accrued past due rents, but the ultimate exposure to loss will depend on future events and is not reasonably certain at this time.

On January 12, 2024, a landlord for a different property leased by Curation delivered to the Company a pay or quit notice related to such property, seeking payment of past due rent of approximately $0.1 million or requesting Curation to vacate the property. The Company has accrued past due rents, but the ultimate exposure to loss will depend on future events and is not reasonably certain at this time.

Settlement of a Supplier Note Receivable

In February 2024, the Company received approximately $0.9 million in settlement of a note receivable from a former supplier to a divested business (the “Note”). The Company will account for the settlement as a gain contingency in the third quarter of fiscal year 2024 as the original aggregate amount of the Note was written off in a previous period.

Lender Updates

On May 10, 2024, the Company also entered into the Seventh Amendment to the ABL Loan Agreement with its ABL lender to execute a “first-in, last-out” tranche of revolving loans under the ABL Loan Agreement (the “FILO Amendment”). While not increasing the overall revolver commitment of $40 million, the FILO Amendment provides for up to approximately $2.5 million of incremental revolving loan capacity to the Company, subject to a variable cap, without changing the collateral. In connection with the FILO Amendment, the margin rate applicable to the borrowings pursuant to the FILO Amendment was increased to SOFR plus 4.25%, which is expected to increase annual cash interest expense by approximately $44,000 assuming $2.5 million in FILO tranche borrowings thereunder. The maximum capacity of permitted borrowings pursuant to the FILO Amendment will be reduced on a monthly basis commencing October 1, 2025. The Company paid a fee of $50,000 to BMO in connection with the FILO Amendment.

Assignment for the Benefit of Creditors

On May 15, 2024, the Company, as the sole stockholder of Curation, and Curation, as the sole stockholder of each of Camden Fruit Corp. (“Camden”) and Greenline Logistics, Inc. (“Greenline” and, together with Curation and Camden, the “Assignors”), and the board of directors and shareholders of each of the Assignors, determined that it is in the best interests of each of the Assignors and their respective stakeholders, as applicable, to effect a transfer and assignment of substantially all of each of the Assignors assets to SG Service Co., LLC (the “Assignee”) for liquidation and distribution to the creditors of each of the Assignors (the “Assignment”). The Assignment will be effectuated pursuant to that certain General Assignment, by and among the Assignors and the Assignee, and related documentation, pursuant to which all of the Assignors’ currently existing right, title, and interest in all real or personal property and all other assets, whatsoever and wheresoever situated will be assigned, granted, conveyed and transferred to the Assignee, in trust. The Assignee will then liquidate the assets for the general benefit of the Assignors’ respective creditors according to their respective priorities at law to satisfy the Assignors’ obligations. Upon the completion of the Assignment, the Assignee will have sole control over the Assignors’ assets and the Assignors will no longer control the liquidation or distribution of their assets or the resolution of any creditor claims.

Reduction in Workforce

On July 8, 2024, the Company determined to implement a strategic reduction of the Company’s workforce (the “Workforce Reduction Plan”) to terminate 46 full-time employees of the Company, representing approximately 9% of the Company’s workforce, as part of an initiative to strategically optimize the Company’s cost structure. In connection with the Workforce Reduction Plan, the Company estimates that it will incur termination benefit costs of approximately $1.0 million, which primarily consist of one-time severance benefits. These costs are expected to be incurred in the first quarter of fiscal 2025 and paid during both the first and second quarters of fiscal 2025.

Shareholder Cooperation Agreements

On June 28, 2024, the Company entered into cooperation agreements (the “Cooperation Agreements”) with each of (i) the 22NW Investor Group, (ii) the Legion Investor Group, and (iii) the Wynnefield Investor Group, as defined in the respective Cooperation Agreement. Pursuant to the terms of the Cooperation Agreements, the Company, the 22NW Investor Group, the Legion Investor Group, and the Wynnefield Investor Group agreed to take certain actions with respect to board composition matters and agreed to certain customary standstill provisions.

In connection with the Cooperation Agreements, the Company accrued $0.4 million in expenses during fiscal year 2024 and has estimated to incur an additional $1.5 million in costs during the first quarter of 2025, and which are expected to be paid during the second quarter of 2025.

Class Action Complaint

On July 29, 2024, a putative class action complaint was filed on behalf of shareholders of the Company in the United States District Court of Minnesota against the Company and certain of its named executive officers. The complaint generally alleges that statements made to the Company’s shareholders between October 7, 2020, and March 19, 2024 regarding the Company’s financial results, internal controls, remediation efforts, periodic reporting, and financial prospects were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs, and attorneys’ fees. The Company believes that the claims are without merit and intends to vigorously defend against them. Any potential loss arising from this claim is not currently probable or estimable.

Amended Lease Agreement

On August 9, 2024,the Company amended its lease agreement dated September, 3, 2015 with 1245, LLP, as lessor, related to office, manufacturing and warehouse space at 1245 Lakeview Drive in Chaska, MN. The primary terms of the amended lease agreement provide for approximately $2.4 million in cash to the Company in exchange for a revised rent payment schedule and an updated purchase option.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1, of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Annual Report.
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933, as amended, and the Exchange Act. Words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” “likely” and similar expressions are used to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Potential risks and uncertainties include, without limitation, the timing and expenses associated with operations, the ability to achieve acceptance of our new products in the market place, government regulations affecting our business, the timing of regulatory approvals, the impact of adverse and uncertain economic conditions in the U.S. and international markets, the mix between domestic and international sales, and those other risks mentioned in this report and the 2023 Annual Report.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in Item 1A. “Risk Factors” and in the 2023 Annual Report.
All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this report, the 2023 Annual Report, and hereafter in our other SEC filings and public communications.
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

The Company
Corporate Overview
The Company is a fully integrated CDMO that offers highly differentiated capabilities in the development, fill and finish of complex sterile injectable pharmaceutical products in syringes and vials. As a leading manufacturer of premium, injectable grade sodium HA in bulk form as well as formulated and filled syringes and vials for injectable products used in treating a broad spectrum of medical conditions and procedures. Lifecore uses its fermentation process and aseptic formulation and filling expertise to be a leader in the development of HA-based products for multiple applications and to take advantage of non-HA device and drug opportunities which leverage its expertise in manufacturing and aseptic syringe filling capabilities. Lifecore CDMO provides product development services to its partners for HA-based, as well as non-HA based, aseptically formulated and filled products. These services include activities such as technology development, material component changes, analytical method development, formulation development, pilot studies, stability studies, process validation and production of materials for clinical studies. The Company brings more than 40 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market.
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
Reportable Segments
The Company operates as one reportable segment. This is based on the objectives of the business and how our chief operating decision maker, the President and Chief Executive Officer, monitors operating performance and allocates resources.

Related Party Transactions

For a discussion of significant related party transactions, refer to Note 1 – Related Party Transactions within the notes to the condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Revenues and Gross Profit:

Lifecore generates revenues from two integrated activities: (1) CDMO and (2) HA manufacturing. Lifecore generates revenues from the development and manufacture of HA products and provides contract development and aseptic manufacturing services to customers.
As result of the Company exiting all previous food related business as part of the strategic shift in the Company’s operations that was completed as of May 28, 2023, commencing with this Quarterly Report on Form 10-Q, the Company changed its presentation of “Product sales” and “Cost of product sales” to “Revenues” and “Cost of goods sold,” respectively.

Numerous factors can influence gross profit, including HA manufacturing product mix, customer mix, manufacturing costs, volume, sales discounts, and charges for excess or obsolete inventory, among others. Many of these factors influence or are interrelated with other factors. The Company includes in cost of goods sold all of the following costs: raw materials (including packaging, syringes, fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs), and shipping and shipping-related costs.

(In thousands, except percentages)	Three Months Ended		Change
	August 27, 2023	August 28, 2022	Amount	%
Total Revenues	$24,522	$23,724	$798	3%
Gross Profit	$2,728	$5,979	$(3,251)	(54)%

The increase in total revenues for the three months ended August 27, 2023, compared to the same period last year, was due to a $3.3 million increase in CDMO due to increased demand, partially offset by a $2.5 million decrease in HA manufacturing revenues due to the timing of shipments.
The decrease in gross profit for the three months ended August 27, 2023, compared to the same period last year, was due to an unfavorable sales mix as evidenced by an unfavorable rate variance of $3.5 million partially offset by increased revenue resulting in a favorable volume variance of $0.2 million.
Gross profit margin percentage decreased from 25.2% to 11.1%. The 1408 basis points (“bps”) reduction is due to a 1,404 bps reduction in CDMO gross profit margin percentage as a result of lower development revenues and an unfavorable sales mix in the aseptic commercial business and a 616 bps reduction resulting from the decrease in HA manufacturing revenues partially offset by a 612 bps increase primarily due to adjustments to write down inventories to their net realizable value in the comparable periods.
Operating Expenses:

(In thousands, except percentages)	Three Months Ended		Change
	August 27, 2023	August 28, 2022	Amount	%
Research and Development	$2,146	$2,211	$(65)	(3)%
Selling, general and administrative	$9,206	$8,103	$1,103	14%
Gain on sale of divested business	$—	$(2,108)	$2,108	(100)%
Restructuring costs	$(10)	$1,047	$(1,057)	(101)%
Total Operating Expenses	$11,342	$9,253	$2,089	23%
Research and Development (“R&D”)
R&D expenses consist primarily of product development and commercialization initiatives. R&D expenses are focused on new products and applications for HA-based and non-HA biomaterials. The decrease in R&D expenses for the three months ended August 27, 2023 compared to the same period last year was not significant.
Selling, General, and Administrative (“SG&A”)
SG&A expenses consist primarily of sales and marketing expenses associated with Lifecore’s revenues and services, business development expenses, and staff and administrative expenses.
The increase in total SG&A expenses for the three months ended August 27, 2023, compared to the same period last year, was primarily due to increases in non-cash stock-based compensation expense due to the higher mix of restricted stock unit grants over stock options of $0.6 million, consulting fees incurred in completing the year-end audit for fiscal year 2023 of $1.0 million, respectively, partially off-set by a reduction in legal fees of $0.4 million from compliance and other litigation matters.
Gain on sale of divested business
On June 2, 2022, the Company closed an Asset Purchase Agreement for the sale of all of its assets related to the BreatheWay packaging technology business and recorded a gain of $2.1 million in its Condensed Consolidated Statement of Operations for the three months ended August 28, 2022.
Restructuring Costs

Restructuring costs for the three months ended August 27, 2023 decreased by $1.1 million in comparison with the three months ended August 28, 2022, as a result of the restructuring plan to divest the Curation businesses being substantially complete.

The restructuring costs for the three months ended August 27, 2023 included an $18.0 thousand credit in employee severance and benefit costs related to a reversal of an accrual for a change in estimate on COBRA benefits, partially offset by lease and other costs of $8.1 thousand.

Other:

(In thousands, except percentages)	Three Months Ended		Change
	August 27, 2023	August 28, 2022	Amount	%
Interest expense, net	$(793)	$(3,231)	$2,438	(75)%
Interest expense, related party	$(3,145)	$—	$(3,145)	—%
Change in fair value of debt derivative liability, related party	$200	$—	$200	—%
Other expense, net	$(170)	$(198)	$28	(14)%
Provision for income tax benefit (expense)	$(88)	$(4)	$(84)	2,100%

Interest Expense, net

The decrease in interest expense, net for the three months ended August 27, 2023, compared to the same period last year, was a result of the determination of the lender in the Company’s Term Loan Credit Facility (defined below) was a related party on May 22, 2023.

Interest Expense, related party

The increase in interest expense from related party for the three months ended August 27, 2023, compared to the same period last year, was a result of the determination of the lender in the Company’s Term Loan Credit Facility was a related party on May 22, 2023.

Change in fair value of debt derivative liability, related party

The decrease in change in fair value of debt derivative liability, related party for the three months ended August 27, 2023, compared to the same period last year, was not significant. The small increase was due to a change in the fair market value in the current period of the debt derivative liability as a result of the Company’s Term Loan Credit Facility. There was no derivative liability in the prior period.

Other Income (Expense)

The decrease in other income (expense) for the three months ended August 27, 2023, compared to the same period last year, was not significant.
Income Taxes

The change in the income tax provision for the for the three months ended August 27, 2023 was primarily due to the valuation allowance recorded against certain deferred tax assets, partially offset by the impact of federal and state research and development tax credits.

Non-GAAP Financial Information and Reconciliations

EBITDA and Consolidated adjusted EBITDA are non-GAAP financial measures. EBITDA from continuing operations represents net (loss) income from continuing operations before interest expense, interest income, income tax (benefit) expense, and depreciation and amortization expense. Adjusted EBITDA from continuing operations reflects adjustments to EBITDA from continuing operations to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as costs associated with our reorganization including associated divestitures, movement of headquarters, transactional impacts of these transactions, remaining costs associated with divested businesses and associated cost of third parties (collectively,

“Reorganization Costs”), restructuring programs, mark-to-market adjustments on derivative contracts, non- interest financing costs, stock compensation, product launch and start-up costs and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates. EBITDA from continuing operations and adjusted EBITDA from continuing operations are performance measures commonly used by management to assess operating performance and incentive compensation, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance between periods.

The table below includes reconciliations of these non-GAAP financial measures to their respective most directly comparable financial measures calculated in accordance with GAAP.

(In thousands, except percentages)	Three Months Ended
	August 27, 2023	August 28, 2022
Net loss	$(10,754)	$(10,966)
Interest expense, net	3,938	3,231
Provision for income tax (benefit) expense	88	4
Depreciation and amortization on property and equipment	1,947	3,784
EBITDA	$(4,781)	$(3,947)
Restructuring costs	(10)	1,047
Reorganization costs (1)	2,737	1,261
Change in fair value of debt derivatives	(200)	—
Financing fees (non-interest)	253	—
Start-up costs	239	—
Franchise tax equivalent to income tax	82	71
Gain on sale of divested business	—	(2,108)
(Income) loss from discontinued operations, net of tax	(1,856)	4,259
Stock-based compensation	1,533	785
Adjusted EBITDA - Consolidated	$(2,003)	$1,368

(1)Reorganization costs mainly relate to activities in connection with the approved restructuring plan.
a.For the three months ended August 27, 2023, the Company incurred non-recurring charges primarily related to: (i) $0.8 million in fees for exploration of strategic opportunities to best position Lifecore as a standalone CDMO, (ii) $0.7 million of incremental audit and consulting fees specifically related to the audit of the numerous non-standard transactions that occurred in fiscal year 2023 associated with the sale of the Yucatan and O Olive businesses, (iii) $0.6 million of costs associated with maintaining abandoned facilities (including the prior headquarters) after the sale of the businesses and incremental compensation expenses for reorganization of the business including costs associated with duplicative roles as the headquarters transitioned to Minnesota, and (iv) $0.6 million litigation costs associated with the divested businesses.

b.For the three months ended August 28, 2022, the Company incurred non-recurring charges primarily related to: (i) $0.9 million of incremental audit and consulting fees specifically related to the audit of the numerous non-standard transactions that occurred in fiscal year 2022 associated with the sale of the Eat Smart business, (ii) $0.2 million for financial advisor and legal fees related to management of the prior term loan lenders, and (iii) other expenses of $0.2 million.

Liquidity and Capital Resources
As of August 27, 2023, the Company had cash of $8.6 million, a net decrease of $10.5 million, from $19.1 million balance as of May 28, 2023.
Cash Flows From Operating Activities
Net cash used in operating activities during the three months ended August 27, 2023 was $8.3 million, compared to $1.1 million of net cash used in operating activities for the same period last year. The primary uses of net cash in operating activities during the three months ended August 27, 2023 were $10.8 million in net loss offset by certain non-cash adjustments approximating $6.6 million to reconcile to net cash used in operating activities. The non-cash adjustments include (i) $3.7 million of depreciation/amortization and stock-based compensation expense; (ii) $(0.2) million change in the debt derivative liability; (iii) $3.0 million of interest paid-in-kind; and (iv) $0.1 million of other adjustments. Changes in current assets and current liabilities approximated $4.2 million of a net decrease to operating working capital.
The primary factors for the $4.2 million net cash uses related to operating working capital during the three months ended August 27, 2023, was uses of cash consisting of (i) a decrease in other accrued liabilities of $2.5 million; (ii) an increase of $0.8 million in inventories; and (iii) a decrease in accounts payable of $4.2 million due to timing of payments, offset by sources of cash from (i) a $2.4 million decrease in accounts receivable driven by the timing of customer invoices and payments; and (ii) an increase in deferred revenues of $4.3 million.
Cash Flows From Investing Activities
Net cash used in investing activities during the three months ended August 27, 2023 was $5.1 million, compared to $0.2 million of net cash used in investing activities for the same period last year. Net cash used in investing activities during the three months ended August 27, 2023 was due to the purchase of $5.1 million of property and equipment to support the growth of the Company’s business. The three months ended August 28, 2022 included $3.4 million of purchases of property and equipment, offset by $3.1 million of proceeds from the sale of BreatheWay.
Cash Flows From Financing Activities
Net cash provided by financing activities during the three months ended August 27, 2023 was $2.9 million compared to $3.9 million for the same period last year. The net cash provided by financing activities during the three months ended August 27, 2023 was primarily due to net proceeds on the Company’s Revolving Credit Facility of $2.3 million and $0.7 million of proceeds from the sale of common stock, net of issuance costs. The net cash provided by financing activities during the three months ended August 28, 2022was primarily due to net proceeds on the Company’s Revolving Credit Facility of $4.0 million
Capital Expenditures
During the three months ended August 27, 2023, the Company incurred $5.1 million of capital expenditures, primarily for purchased property and equipment to support the growth of the business, compared to capital expenditures of $3.4 million for the three months ended August 28, 2022.
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
The Company believes that its cash from operations, along with existing cash and availability under its Revolving Credit Facility will be sufficient to finance its operational and capital requirements for at least the next twelve months.
Debt
As of August 27, 2023 and May 28, 2023, the Company had $19.1 million and $16.8 million, respectively, in borrowings outstanding under the Revolving Credit Facility (defined below), at an effective annual interest rate of 9.99% and 12.16%, respectively.
As of August 27, 2023 and May 28, 2023, the Company had $146.1 million and $142.5 million in borrowings outstanding under the Term Loan Credit Facility, at an effective annual interest rate of 10.0% and 10.0%, respectively.

As of August 27, 2023 and May 28, 2023, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility.
Term Loan Credit Facility
On May 22, 2023, the Company, Curation and Alcon entered into the Term Loan Credit Facility. The Term Loan Credit Facility refinanced in full all obligations of the Company and their subsidiaries under its prior term loan credit facility. Upon entry into the Term Loan Credit Facility, its prior term loan credit facility was terminated and all noncompliance with debt covenants were thereby cured. Prior to the Term Loan Credit Facility and presently, Alcon is a significant customer of the Company.
The Term Loan Credit Facility provides for up to $142.3 million in term loans, subject to certain adjustments based on the post-closing adjustments to the Purchase Price (as defined in the Equipment Sale and Leaseback Agreement, defined below), which were funded in full on May 22, 2023. The obligations under the Term Loan Credit Facility mature on May 22, 2029.
Revolving Credit Facility
On May 22, 2023, the Borrowers and certain of the Company’s other subsidiaries, as guarantors, entered into the Revolving Credit Facility.
The Revolving Loan Amendment provides for, among other things, (i) a waiver of all known existing defaults under the Revolving Credit Facility as of the date of the Revolving Loan Amendment, (ii) the reduction of the maximum amount available under the Revolving Credit Facility to up to the lesser of (x) $40.0 million, less a reserve for certain secured credit products, if any, and (y) the borrowing base (which, pursuant to the Revolving Loan Amendment, was modified to include a further reduction of the borrowing base by an additional $4.0 million), (iii) the modification of the springing minimum fixed charge coverage ratio of 1.00 to 1.00, with such covenant not tested until the fiscal quarter ending on or about February 28, 2024 and, on or thereafter, upon the earlier of the occurrence of an event of default or availability being less than the greater of 10% of the maximum borrowing amount and $4.0 million, (iv) cash dominion at all times the Revolving Credit Facility remains outstanding, and (v) certain other revisions to align with the terms of the Term Loan Credit Facility and address the relative priorities and credit for borrowings related to the Company’s commercial relationships with Alcon.
As of August 27, 2023, we had approximately $6.3 million available for borrowing under our revolving credit facility.
Equipment Sale and Leaseback Agreements
On May 22, 2023, the Company entered into the Equipment Sale and Leaseback Agreement, with Alcon, wherein the Company sold the Equipment to Alcon for the Purchase Price. The Equipment Sale Leaseback Agreement contains an option for the Company to repurchase the Equipment upon the earlier of (i) seven (7) years and (ii) the expansion of the Company’s existing production capacity with respect to sodium hyaluronate, for a purchase price equal to the Purchase Price, less the aggregate of all Paydown Payments (as defined in the Equipment Lease Agreement). The Purchase Price was subsequently reduced to $7.7 million based on the fair value of the Equipment, as required by the terms of the Equipment Sale and Leaseback Agreement. The difference of $2.3 million between the initial sales value of $10.0 million and the $7.7 million was added to the term loan agreement, which resulted in a term loan amount of $142.3 million and the proceeds to Lifecore across the two agreements did not change.
Concurrently with the entry into the Equipment Sale and Leaseback Agreement, the Company entered into Refinancing Transactions with Alcon, wherein Alcon leased the Equipment back to the Company. The Equipment Lease Agreement expires upon the earlier of (i) May 22, 2033, and (ii) the date that the Equipment is repurchased by the Company pursuant to the terms of the Equipment Lease Agreement. Upon the expiration of the Equipment Lease Agreement on May 22, 2033, the Company shall automatically repurchase the Equipment for $1.00 (if not previously repurchased pursuant to the option under the Equipment Sale and Leaseback Agreement).
During the lease term, the Company is obligated to make quarterly rental payments to Alcon equal to (i) Paydown Payments plus (ii) 1.5% times the Purchase Price less cumulative Paydown Payments made. The Company concluded that the Equipment Sale and Leaseback Agreement did not meet the requirements for sale-leaseback accounting, therefore the carrying value of the Equipment remains on the Condensed Consolidated Balance Sheet and the Equipment Sale Finance Liability was classified in Long Term debt.

Critical Accounting Estimates

There have been no material changes to the Company’s critical accounting estimates from those disclosed in the Company’s 2023 Annual Report. For a discussion of our critical accounting estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in Part II, Item 7 of the Company’s 2023 Annual Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s critical accounting estimates from those disclosed in the Company’s 2023 Annual Report. For a discussion of our critical accounting estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in Part II, Item 7 of the Company’s 2023 Annual Report.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of August 27, 2023, due to the material weaknesses in internal control over financial reporting that were disclosed in the 2023 Annual Report. The Company is in the process of determining a plan for the remediation of the material weaknesses in internal control over financial reporting.
Management’s Plan for Remediation of the Material Weaknesses
Management, with the oversight of the Audit Committee, is committed to remediating the control deficiencies. The remediation efforts are intended to both address the identified material weaknesses and to enhance our overall control environment.
Steps taken by management to date include the following:
•Engaged a third-party consultant to assist with remediation efforts, including enhancing our risk assessment, evaluating gaps in current processes and controls, and developing a remediation plan.
•We have committed to adding a sufficient number of qualified personnel within our accounting and finance team with the appropriate qualified experience in financial reporting, consolidations, technical accounting, and application of U.S. GAAP.
In addition to the above efforts undertaken, the Company plans to initiate the following steps intended to remediate the material weaknesses described above and strengthen its internal control over financial reporting:
•Performing an updated risk assessment responsive to changes in the business and establishing processes to update timely for future changes.
•Implementing new and enhanced controls and procedures responsive to our risk assessment at an appropriate level of precision related to management review and the completeness of controls required to support the financial reporting framework.
•Conducting broad based training over the application of the 2013 COSO Framework for key process owners and control operators.
•Implementing a Section 302 sub-certification program by business leadership and process owners to reinforce the Company’s culture of compliance.

•Evaluating accounting policies and procedures by performing a detailed review of the Company’s policies against GAAP and SEC reporting checklists.
•Establishing and implementing a SOX Steering Committee.
•Implementing a process to identify and maintain the information required to support the functioning of internal controls over financial reporting.
•Enhancing reviews of non-recurring transactions, including preparing technical accounting memos and consulting with subject matter experts, as needed.
•Expanding the Internal Audit function to perform timely assessment of design and operating effectiveness of controls and evaluation of remediation of control deficiencies.
The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. As we continue to evaluate operating effectiveness and monitor improvements to our internal control over financial reporting, we may take additional measures to address control deficiencies or modify the remediation plan described above.
Changes in Internal Control over Financial Reporting
Except for the remediation planning efforts described above, there have been no changes in our system of internal control over financial reporting during the quarter ended August 27, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. For further discussion, see the disclosures contained in Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies - Legal Contingencies, which are incorporated herein by reference.

Item 1A.    Risk Factors
You should carefully consider the risks described in Part I, Item 1A, “Risk Factors” of the 2023 Annual Report, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein. Some statements in this report, including statements in the risk factors, constitute forward-looking statements. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business. There have been no material changes to our risk factors as previously disclosed under Part I, Item 1A “Risk Factors” in the 2023 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Rule 10b5-1 Trading Plans
During the three months ended August 27, 2023, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Exhibit Title
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH+	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	The schedules and other attachments to this exhibit have been omitted. The Company agrees to furnish a copy of any omitted schedules or attachments to the SEC upon request.
**	Information is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
+	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

By:	/s/ John D. Morberg
John D. Morberg
Executive Vice-President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Date:    August 9, 2024