Form 10-Q
period 2023-11-26
LIFECORE BIOMEDICAL, INC. \DE\
filed 2024-08-09
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended November 26, 2023, or

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

LIFECORE BIOMEDICAL, INC.
FORM 10-Q
For the Fiscal Quarter Ended November 26, 2023

INDEX

			Page

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	a)	Condensed Consolidated Balance Sheets as of November 26, 2023 and May 28, 2023	1

	b)	Condensed Consolidated Statements of Operations for the Three and Six Months Ended November 26, 2023 and November 27, 2022	2

	c)	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the Three and Six Months Ended November 26, 2023 and November 27, 2022	3

	d)	Condensed Consolidated Statements of Cash Flows for the Six Months Ended November 26, 2023 and November 27, 2022	4

	e)	Notes to the Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		29

Item 4.	Controls and Procedures		29

Part II.	Other Information		31

Item 1.	Legal Proceedings		31

Item 1A.	Risk Factors		31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		31

Item 3.	Defaults Upon Senior Securities		31

Item 4.	Mine Safety Disclosures		31

Item 5.	Other Information		31

Item 6.	Exhibits		31

	Signatures		32

i

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	November 26, 2023	May 28, 2023
	(unaudited)
ASSETS
Current Assets:
Cash	$3,221	$19,091
Accounts receivable, less allowance for credit losses	19,431	19,907
Accounts receivable, related party	10,771	9,117
Inventories, net	41,446	40,841
Prepaid expenses and other current assets	1,845	4,919
Total Current Assets	76,714	93,875

Property and equipment, net	142,913	134,390
Operating lease right-of-use assets	4,036	4,282
Goodwill	13,881	13,881
Intangible assets	4,200	4,200
Other long-term assets	4,072	2,917
Total Assets	$245,816	$253,545

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$19,023	$22,097
Accrued compensation	3,354	4,145
Other accrued liabilities	7,657	7,142
Current portion of lease liabilities	1,193	1,270
Deferred revenues	973	552
Deferred revenues, related party	7,281	3,503
Current portion of long-term debt, net, related party	773	580
Total Current Liabilities	40,254	39,289

Long-term debt, less current portion, net, related party	92,085	84,256
Revolving credit facility	16,878	16,809
Debt derivative liability, related party	44,000	64,900
Long-term lease liabilities, less current portion	9,334	9,709
Deferred taxes, net	416	380
Deferred revenues, less current portion, related party	321	2,940
Other non-current liabilities	183	174
Total Liabilities	203,471	218,457

Commitments and Contingencies, see Note 1

Convertible Preferred Stock, $0.001 par value; 2,000 shares authorized; 41 and 39 shares issued and outstanding at November 26, 2023 and May 28, 2023, respectively	40,924	39,318

Stockholders’ Deficit:
Common Stock, $0.001 par value; 50,000 shares authorized; 30,459 and 30,322 shares issued and outstanding at November 26, 2023 and May 28, 2023, respectively	30	30
Additional paid-in capital	176,463	174,276
Accumulated deficit	(175,072)	(178,536)
Total Stockholders’ Deficit	1,421	(4,230)
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Deficit	$245,816	$253,545

See accompanying notes to the condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Revenues	$20,522	$21,864	$37,475	$45,587
Revenues, related party	9,628	—	17,197	—
Total Revenues	30,150	21,864	54,672	45,587
Cost of goods sold	20,193	16,185	41,987	33,929
Gross profit	9,957	5,679	12,685	11,658

Operating costs and expenses:
Research and development	2,098	2,177	4,244	4,388
Selling, general and administrative	9,185	8,291	18,391	16,395
Gain on sale of divested business	—	—	—	(2,108)
Restructuring costs	157	563	147	1,610
Total operating costs and expenses	11,440	11,031	22,782	20,285
Operating loss	(1,483)	(5,352)	(10,097)	(8,627)

Interest expense, net	(832)	(3,608)	(1,625)	(6,839)
Interest expense, related party	(3,241)	—	(6,385)	—
Change in fair value of debt derivative liability, related party	20,700	—	20,900	—
Other income (expense), net	(967)	(237)	(1,138)	(434)
Net income (loss) from continuing operations before income taxes	14,177	(9,197)	1,655	(15,900)
Provision for income tax benefit (expense)	65	(4)	(23)	(8)
Net income (loss) from continuing operations	14,242	(9,201)	1,632	(15,908)

Discontinued operations:
Income (loss) from discontinued operations	$—	$(3,605)	$1,850	$(7,864)
Income tax (expense) benefit	(24)	—	(18)	—
Income (loss) from discontinued operations, net of tax	(24)	(3,605)	1,832	(7,864)
Net income (loss)	$14,218	$(12,806)	$3,464	$(23,772)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.47	$(0.31)	$0.05	$(0.54)
Income (loss) from discontinued operations	—	(0.12)	0.06	(0.26)
Total basic net income (loss) per share	$0.47	$(0.43)	$0.11	$(0.80)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.39	$(0.31)	$0.05	$(0.54)
Income (loss) from discontinued operations	—	(0.12)	0.05	(0.26)
Total diluted net income (loss) per share	$0.39	$(0.43)	$0.10	$(0.80)

Shares used in per share computation:
Basic	30,458	29,634	30,431	29,605
Diluted	36,419	29,634	36,398	29,605

Other comprehensive income (loss), net of tax:
Net income (loss)	$14,218	$(12,806)	$3,464	$(23,772)
Net unrealized gain on interest rate swaps (net of tax effect of $16)	—	286	—	586
Total comprehensive income (loss)	$14,218	$(12,520)	$3,464	$(23,186)
See accompanying notes to the condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited) (In thousands)

Three and Six Months Ended November 26, 2023
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance at May 28, 2023	39	$39,318	30,322	$30	$174,276	$(178,536)	$—	$(4,230)
Issuance of stock under stock plans, net of shares withheld	—	—	134	—	724	—	—	724
Convertible Preferred Stock paid-in-kind (“PIK”) dividend	1	748	—	—	(748)	—	—	(748)
Accretion of Convertible Preferred Stock	—	48	—	—	(48)	—		(48)
Taxes paid by Company for employee stock plans	—	—	—	—	(45)	—	—	(45)
Stock-based compensation	—	—	—	—	1,541	—	—	1,541
Net loss	—	—	—	—	—	(10,754)	—	(10,754)
Balance at August 27, 2023	40	$40,114	30,456	$30	$175,700	$(189,290)	$—	$(13,560)
Issuance of stock under stock plans, net of shares withheld	—	—	3	—	—	—	—	—
Convertible Preferred Stock PIK dividend	1	763	—	—	(763)	—	—	(763)
Accretion of Convertible Preferred Stock	—	47			(47)			(47)
Taxes paid by Company for employee stock plans	—	—	—	—	(12)	—		(12)
Stock-based compensation	—	—	—	—	1,585	—		1,585
Net income	—	—	—	—	—	14,218		14,218
Balance at November 26, 2023	41	$40,924	30,459	$30	$176,463	$(175,072)	$—	$1,421

Three and Six Months Ended November 27, 2022
					Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at May 29, 2022	—	—	29,513	30	167,352	(78,973)	(586)	87,823
Issuance of stock under stock plans, net of shares withheld	—	—	80	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(67)	—	—	(67)
Stock-based compensation	—	—	—	—	785	—	—	785
Net loss	—	—	—	—	—	(10,966)	—	(10,966)
Other comprehensive income, net of tax	—	—	—	—	—	—	300	300
Balance at August 28, 2022	—	$—	29,593	$30	$168,070	$(89,939)	$(286)	$77,875
Issuance of stock under stock plans, net of shares withheld	—	—	76	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(142)	—	—	(142)
Stock-based compensation	—	—	—	—	1,108	—	—	1,108
Net loss	—	—	—	—	—	(12,806)	—	(12,806)
Other comprehensive income, net of tax	—	—	—	—	—	—	286	286
Issuance of shares to common stock	—	—	628	—	4,822	—	—	4,822
Balance at November 27, 2022	—	$—	30,297	$30	$173,858	$(102,745)	$—	$71,143

See accompanying notes to the condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended
	November 26, 2023	November 27, 2022
Cash flows from operating activities:
Net income (loss)	$3,464	$(23,772)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of indefinite-lived intangible assets and goodwill	—	1,300
Depreciation and amortization	4,374	7,294
Stock-based compensation expense	3,110	1,893
Deferred taxes	36	(13)
Interest expense PIK, related party	6,152	—
Change in debt derivative liability, related party	(20,900)	—
Provision for expected credit losses	37	—
Net gain on disposal of property and equipment held and used	19	22
Gain on sale of divested business	—	(2,108)
Other, net	—	86
Changes in current assets and current liabilities:
Accounts receivable	5,649	12,483
Accounts receivable, related party	(6,861)	—
Inventories	(605)	(9,576)
Prepaid expenses, other current assets, and other assets	1,741	(725)
Accounts payable	(4,261)	11,709
Accrued compensation	(791)	(4,636)
Other accrued liabilities	(2,686)	2,777
Deferred revenues	421	(188)
Deferred revenues, related party	3,778	—
Net cash used in operating activities	(7,323)	(3,454)

Cash flows from investing activities:
Purchases of property and equipment	(9,033)	(7,209)
Proceeds from the sale of divested business, net of cash acquired	—	3,135
Net cash used in investing activities	(9,033)	(4,074)

Cash flows from financing activities:
Proceeds from issuance of common stock	724	5,000
Payments on long-term debt	(193)	(76)
Proceeds from revolving credit facility, net	69	8,000
Principal payments on finance leases	(57)	—
Taxes paid by Company for employee stock plans	(57)	(209)
Net cash provided by financing activities	486	12,715

Net (decrease) increase in cash	(15,870)	5,187

Cash, beginning of period	19,091	1,643
Cash, end of period	$3,221	$6,830

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable	$8,132	$2,700
Capitalized interest expense	$2,063	$676
Convertible Preferred Stock PIK dividend	$1,511	$—

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
On June 2, 2022, the Company and Curation entered into and closed an Asset Purchase Agreement (the “BreatheWay Purchase Agreement”) with Hazel Technologies, Inc. (the “BreatheWay Purchaser”), pursuant to which Curation sold all of its assets related to BreatheWay packaging technology business to the BreatheWay Purchaser in exchange for an aggregate purchase price of $3.2 million (the “BreatheWay Disposition”). The BreatheWay Purchase Agreement included various representations, warranties, and covenants of the parties generally customary for a transaction of this nature. In connection with the BreatheWay Disposition, the Company received net proceeds of $3.1 million and recorded a gain of $2.1 million in the Condensed Consolidated Statements of Operations for the three and six months ended November 26, 2023.
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
Basis of Presentation
The accompanying Condensed Consolidated Balance Sheet as of May 28, 2023, which has been derived from audited financial statements, and the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at November 26, 2023, and the results of operations and cash flows for all periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared following GAAP have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2023 (the “2023 Annual Report”). The Company restated its unaudited quarterly financial statements as of and for the three and six months ended November 27, 2022 (the “Restatement”). Such restated and unaudited quarterly financial statements and related impacted amounts were presented in the Company’s Annual Report on Form 10-K for the year ended May 28, 2023. The discussion of financial results presented in this quarterly report on Form 10-Q reflects such restated amounts.
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
During the three months ended November 26, 2023 and November 27, 2022, the Company had sales concentrations of 10% or greater from three customers, accounting for 32%, 22%, and 22%, and 38%, 18%, and 12% respectively.
During the six months ended November 26, 2023 and November 27, 2022, the Company had sales concentrations of 10% or greater from three customers, accounting for 31%, 22%, and 14%, and 34%, 18%, and 11% respectively.
Three of the Company’s same customers had accounts receivable concentrations of 10% or greater, accounting for 35%, 17%, and 13% of accounts receivable as of November 26, 2023. Two of the Company’s same customers had accounts receivable concentrations of 10% or greater, accounting for 31% and 18% of accounts receivable as of as of May 28, 2023.

Contract Assets and Liabilities
Contract assets primarily relate to the Company’s unconditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of November 26, 2023, May 28, 2023 and May 29, 2022, were $2.9 million, $3.2 million and $10.4 million, respectively, and are included within total accounts receivable in the Condensed Consolidated Balance Sheets.
Contract liabilities primarily relate to payments received from customers in advance of performance under a contract. The Company’s contract liabilities as of November 26, 2023, May 28, 2023 and May 29, 2022, were $8.6 million, $7.0 million and $0.9 million, respectively, of which $8.3 million and $4.1 million are included in total deferred revenue and $0.3 million and $2.9 million are included in non-current liabilities as of November 26, 2023 and May 28, 2023, respectively, in the Condensed Consolidated Balance Sheets. Revenue recognized during the three and six months ended November 26, 2023, that was included in the contract liability balance at the beginning of fiscal year 2024, was $1.7 million and $3.7 million, respectively.
Revenue recognized during the three and six months ended November 27, 2022, that was included in the contract liability balance at the beginning of fiscal year 2023, was $0.1 million and $0.4 million, respectively.

Revenue Recognition

The following tables disaggregates revenue by major product lines and services (in thousands):

	Three Months Ended		Six Months Ended
(In thousands)	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Contact development and manufacturing organization	$23,678	$16,205	$45,217	$34,473
HA manufacturing	6,472	5,659	9,455	11,114
Total	$30,150	$21,864	$54,672	$45,587
Development services revenues recognized over time were $5.8 million and $6.3 million for the three months ended November 26, 2023 and November 27, 2022, respectively, and $12.2 million and $13.3 million for the six months ended November 26, 2023 and November 27, 2022, respectively, and are included in contract development and manufacturing organization.
Revenues recognized at a point in time were $24.3 million and $15.6 million for the three months ended November 26, 2023 and November 27, 2022, respectively, and $42.5 million and $32.3 million for the six months ended November 26, 2023 and November 27, 2022, respectively.
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
As of November 26, 2023 and May 28, 2023, inventories consisted of the following (in thousands):

(In thousands)	November 26, 2023	May 28, 2023
Finished goods	$16,559	$13,141
Raw materials	17,065	17,735
Work in process	8,703	10,349
Inventory reserve	(881)	(384)
Total	$41,446	$40,841
The Company recorded adjustments of $3.1 million and $4.9 million to record inventory to its net realizable value as of November 26, 2023 and May 28, 2023, respectively.
The Company’s inventory serves as part of the collateral for certain of the Company’s debt arrangements. Refer to Note 6 – Debt for additional discussion on the Company’s debt arrangements and related collateral.
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
Outstanding borrowings that qualify as financial instruments are carried at cost, which approximates their fair value as of November 26, 2023 and May 28, 2023, due to their short duration, except for the Alcon Research, LLC (“Alcon”) term debt with a fair value of $131.0 million that exceeds carrying value.
The Term Loan Credit Facility (as defined in Note 6 – Debt) contains embedded derivatives requiring bifurcation as a derivative instrument. The derivative liability related to the Term Loan Credit Facility is recorded as a discount to the long-term debt in the Condensed Consolidated Financial Statements. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a non-operating income (expense). The fair value of the embedded derivative liabilities associated with the Term Loan Credit Facility was estimated using a probability weighted discounted cash flow model to measure the fair value. This involves significant Level 3 inputs and assumptions including (i) an estimated probability and timing of a change in control and event of default, and (ii) a risk-adjusted discount rate. At November 26, 2023 and May 28, 2023, the fair value of the embedded derivative liability approximated $44.0 million and $64.9 million, respectively.
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
The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis (in thousands):

	Fair Value at November 26, 2023			Fair Value at May 28, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Debt derivative liability(1)	—	—	44,000	—	—	64,900
Total liabilities	—	—	44,000	—	—	64,900
(1) As of November 26, 2023 and May 28, 2023, the fair value of the debt derivative liability is included in non-current liabilities in the Company’s Condensed Consolidated Balance Sheets.
The key inputs to the valuation models that were utilized to estimate the fair value of the debt derivative liability were (i) an estimated probability related to the timing of a change in control over the 12 months following the end of the fiscal period; (ii) the estimated probability related to an event of default of the supply agreement with Alcon, as amended, over the 12 months following the end of the fiscal period; and (iii) a risk-adjusted discount rate. Beginning in the second quarter of fiscal year 2024, there was a decline in the change in control probability assumption in connection with the Company’s review of the strategic alternatives initiative that significantly impacted the fair value of the debt derivative liability. There was no change in the probability related to event of default of the Supply Agreement during fiscal year 2024.
The risk adjusted discount rate as of November 26, 2023 and May 28, 2023, were as follows:

	November 26, 2023	May 28, 2023
Assumptions
Discount rate	22.2% — 24.2%	22.3% — 24.5%
Implied spread	17.7%	18.5%
Risk free rate	4.5% — 6.5%	3.8% — 6.0%

The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value for the six months ended November 26, 2023 (in thousands):

Debt Derivative Liability
Balance as of May 29, 2022	$—
Fair value on issuance(1)	64,900
Balance as of May 28, 2023	64,900
Decrease in fair value(2)	(20,900)
Balance as of November 26, 2023	44,000

(1)At May 28, 2023, the fair value of the embedded derivative liability approximated the fair value upon issuance on May 22, 2023.
(2)For the six months ended November 26, 2023, the decrease in fair value is recorded within “Change in fair value of debt derivative liability, related party” within the condensed consolidated statement of operations.

Related Party Transactions
The Company has reflected the related party balances on the face of its financial statements beginning in the period which Alcon became a related party, which was as of May 22, 2023 at the time Alcon provided financing to the Company. Prior to providing financing, and continuing subsequently, Alcon was a customer of the Company. Refer to Note 6 – Debt for additional discussion on the Company’s debt agreement with Alcon.

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

Liquidation and Redemption

As of November 26, 2023 and May 28, 2023, the aggregate liquidation preference of the Convertible Preferred Stock approximated $40.9 million and $39.3 million, respectively.

Registration Rights Agreement

On January 9, 2023, in connection with the issuance of the Convertible Preferred Stock, the Company and the Holders also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company granted the Holders certain registration rights with respect to the shares of common stock issuable upon the conversion of the Convertible Preferred Stock. The Registration Rights Agreement contains monetary penalties if the Company fails to maintain the effectiveness of the registration statement. As of the November 26, 2023, the Company has accrued approximately $1.3 million in monetary penalties under the Registration Rights Agreement due to the delinquent filing of the Company's annual and quarterly reports with the SEC.

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

During the six months ended November 26, 2023, the Company recorded paid in-kind dividends of approximately $0.8 million as a reduction to Additional Paid-in Capital and an increased to the Convertible Preferred Stock balance. As of November 26, 2023 and May 28, 2023, there were approximately 40,912 shares and 39,420 shares, respectively, of Convertible Preferred Stock outstanding.

3.    Stock-based Compensation and Stockholders’ Equity
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of November 26, 2023 and changes during the fiscal year then ended is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Total Intrinsic Value of Options Exercised (in thousands)	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at May 28, 2023	2,374,325	$10.88
Options granted	2,100	$10.48
Options exercised	(95,800)	$9.38	$115
Options forfeited	—	$—
Options expired	(119,850)	$11.79
Options outstanding at November 26, 2023	2,160,775	$10.89		3.90	$—
Options exercisable at November 26, 2023	1,608,580	$10.95		3.36	$—
A summary of the Company’s restricted stock unit (“RSU”) award activity as of November 26, 2023 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value Per Share
Restricted stock units outstanding at May 28, 2023	336,791	$9.70
Granted	1,057,656	$8.25
Vested	(61,344)	$9.41
Forfeited	—	$—
Restricted stock units outstanding at November 26, 2023	1,333,103	$8.56
Stock-Based Compensation Expense

The following table summarizes stock-based compensation by income statement line item:

	Three Months Ended		Six months ended
(In thousands)	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Continuing operations:
Cost of product sales	$178	$97	362	$198
Research and development	42	52	84	141
Selling, general and administrative	1,358	963	2,664	1,557
Total stock-based compensation	$1,578	$1,112	$3,110	$1,896

As of November 26, 2023, there was $11.4 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Lifecore incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.39 years for stock options and 2.00 years for RSUs.

4.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Numerator:
Net income (loss) from continuing operations	$14,242	$(9,201)	$1,632	$(15,908)
Net income (loss) from discontinued operations, net of tax	(24)	(3,605)	1,832	(7,864)
Net income (loss)	$14,218	$(12,806)	$3,464	$(23,772)

Denominator:
Weighted average shares for basic income (loss) per share	30,458	29,634	30,431	29,605
Potential preferred stock conversion to common stock	5,791	—	5,738	—
Dilutive stock options and RSUs	170	—	229	—
Weighted average shares for diluted income (loss) per share	36,419	29,634	36,398	29,605

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.47	$(0.31)	$0.05	$(0.54)
Income (loss) from discontinued operations	—	(0.12)	0.06	(0.26)
Total basic net income (loss) per share	$0.47	$(0.43)	$0.11	$(0.80)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.39	$(0.31)	$0.05	$(0.54)
Income (loss) from discontinued operations	—	(0.12)	0.05	(0.26)
Total diluted net income (loss) per share	$0.39	$(0.43)	$0.10	$(0.80)

Due to the Company’s net loss for the three months ended November 27, 2022, the net loss per share includes only the weighted average shares outstanding and thus excludes 150,819 RSUs and 6,557 stock options, as such impact would be antidilutive. All antidilutive items relate to the Company’s continuing operations.

Due to the Company’s net loss for the six months ended November 27, 2022, the net loss per share includes only the weighted average shares outstanding and thus excludes 134,827 RSUs and 4,367 stock options, as such impact would be antidilutive. All antidilutive items relate to the Company’s continuing operations.

See Note 2 – Convertible Preferred Stock for more information on outstanding Convertible Preferred Stock and Note 3 – Stock-based Compensation and Stockholders’ Equity more information on outstanding RSUs and stock options.

5.    Income Taxes
The provision for income taxes from continuing operations for the three months ended November 26, 2023 and November 27, 2022, was a benefit of $64.9 thousand and an expense of $4.0 thousand, respectively. The provision for income taxes from continuing operations for the six months ended November 26, 2023 and November 27, 2022, was an expense of $23.3 thousand and an expense of $8.0 thousand, respectively.
The effective tax rate for the three months ended November 26, 2023 and November 27, 2022 was 0.46% and 0.03%, respectively. The effective tax rate for the six months ended November 26, 2023 and November 27, 2022 was 1.41% and 0.03%, respectively. The effective tax rate for the three and six months ended November 26, 2023 and November 27, 2022, was lower than the statutory federal income tax rate of 21% primarily due to the valuation allowance recorded against certain deferred tax assets, partially offset by the federal and state research and development tax credits.

6.    Debt
Long-term debt, net consists of the following:

(In thousands)	November 26, 2023	May 28, 2023
Term loan, related party	$149,735	$142,503
Equipment sale finance liability, related party	7,536	7,730
Total principal amount of long-term debt	157,271	150,233
Less: unamortized debt discount	(554)	(605)
Less: debt discount, related party	(63,859)	(64,792)
Total long-term debt, net of discounts	92,858	84,836
Less: current portion of long-term debt, net, related party	(773)	(580)
Long-term debt, net	$92,085	$84,256
The future minimum principal payments of the Company’s term loan and equipment sale finance liability for each year presented are as follows (in thousands), excluding forecasted cash and PIK interest:

Remainder of Fiscal year 2024	$387
Fiscal year 2025	773
Fiscal year 2026	773
Fiscal year 2027	773
Fiscal year 2028	773
Thereafter	153,792
Total	$157,271
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
The Company had unamortized debt discount amounting to $64.4 million and $65.4 million as of November 26, 2023 and May 28, 2023, respectively, related to the Term Loan Credit Facility, which are recorded as a reduction of the term loan liability in the Condensed Consolidated Balance Sheets.
The Company identified a number of embedded derivatives that require bifurcation from the Term Loan Credit Facility that were separately accounted for in the condensed consolidated financial statements as one compound derivative liability. Certain of these embedded features include change in control provisions, events of default and contingent rate increases and were determined to qualify as an embedded derivative under ASC 815-40. The embedded derivative is classified as a Level 3 financial liability in the fair value hierarchy as of May 28, 2023. The fair value of the embedded derivative liabilities associated with the term loans was estimated using the discounted cash flow method under the income approach. This involves significant Level 3 inputs and assumptions including an estimated probability and timing of a change in control and events of default. The Company will re-evaluate this assessment each reporting period and records any gains or losses in other income (expense). The initial recognition of the embedded derivative liability upon issuance of the Term Loan Credit Facility on May 22, 2023 was $64.9 million and is recorded as a debt derivative liability, related party in the condensed Consolidated Balance Sheets. The bifurcation of the embedded debt derivative fair value of $64.9 million is accounted for as a discount to the Term Loan Credit Facility. Amortization of the debt discount is based on the effective interest method over the term of the debt. At November 26,

2023 and May 28, 2023, the fair value of the embedded derivative liability approximated $44.0 million and $64.9 million, respectively.
As of November 26, 2023 and May 28, 2023, the Company had $149.7 million and $142.5 million in borrowings outstanding under the Term Loan Credit Facility, at an effective annual interest rate of 10.0% and 10.0%, respectively.
As of November 26, 2023 and May 28, 2023, except for the requirements to deliver certain historical financial statements, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility (as discussed below). In December 2023, the Company entered into limited waivers and amendments to credit agreements; refer to Note 9 – Subsequent Events for additional information.
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
The Company records its Revolving Credit Facility deferred finance costs as an asset; as such, $1.8 million were recorded as other assets in the accompanying Condensed Consolidated Balance Sheets as of November 26, 2023. As of May 28, 2023, $0.9 million and $1.4 million were recorded as other current assets and other long-term assets, respectively.
As of November 26, 2023 and May 28, 2023, the Company had $16.9 million and $16.8 million, respectively, in borrowings outstanding under the Revolving Credit Facility, at an effective annual interest rate of 10.18% and 12.16%, respectively.
As of November 26, 2023, we had approximately $9.1 million available for borrowing under our revolving credit facility.
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

	Three Months Ended		Six Months Ended
(in thousands)	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Employee severance and benefit costs	$157	$(113)	$139	$95
Lease costs	9	25	16	45
Other restructuring costs	(9)	651	(8)	1,470
Total restructuring costs	$157	$563	$147	$1,610
The restructuring plan has been substantially completed as of May 28, 2023. The following table summarizes the restructuring costs recognized in the Company’s Condensed Consolidated Statements of Operations since the inception of the restructuring plan in fiscal year 2020 through November 26, 2023, excluding discontinued operations:

Total
(in thousands)
Asset write-off costs, net	$13,893
Employee severance and benefit costs	4,238
Lease costs	4,130
Other restructuring costs	7,842
Total restructuring costs	$30,103

The following table presents the movement of the restructuring costs liability from May 28, 2023 through November 26, 2023, excluding discontinued operations, within current liabilities in the Condensed Consolidated Balance Sheet:

(in thousands)	May 28, 2023	Expense	Payments	November 26, 2023
Employee severance and benefit costs	$1,600	$139	$(1,065)	$674
Lease costs	257	16	(129)	144
Other restructuring costs	1,140	(8)	(911)	221
	$2,997	$147	$(2,105)	$1,039

8.    Discontinued Operations
As discussed in Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies – Discontinued Operations, the Company completed the disposition of Yucatan and O Olive on February 7, 2023 and April 6, 2023, respectively. Yucatan and O Olive represented components of the Company’s previously operated food business and their sale represents a strategic shift in the Company going forward. Accordingly, concurrent with the execution of their respective purchase agreements, Yucatan and O Olive both met the accounting requirements for reporting as discontinued operations for all periods presented. There were no assets or liabilities of Yucatan and O Olive as of November 26, 2023.

The key components of income (loss) from discontinued operations for the three and six months ended November 26, 2023 and November 27, 2022 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Revenues	$—	$17,111	$—	$36,764
Cost of product sales	—	16,789	—	36,226
Gross profit	—	322	—	538
Operating costs and expenses:			—
Research and development	—	90	—	169
Selling, general and administrative	—	2,510	—	6,879
Impairment of intangible asset and goodwill	—	1,300	—	1,300
Restructuring costs	—	27	—	54
Total operating costs and expenses	—	3,927	—	8,402
Operating loss	—	(3,605)	—	(7,864)
Other income (expense), net	—	—	1,850	—
Income (loss) from discontinued operations before taxes	—	(3,605)	1,850	(7,864)
Income tax benefit (expense)	(24)	—	(18)	—
Income (loss) from discontinued operations, net of tax	$(24)	$(3,605)	$1,832	$(7,864)

Cash provided by operating activities of discontinued operations totaled $1.8 million and $0.3 million for the six months ended November 26, 2023 and November 27, 2022, respectively. Cash used in investing activities from discontinued operations for the six months ended November 27, 2022 was $0.1 million.

9.    Subsequent Events

O Olive Sale
On December 11, 2023, and February 22, 2024 the Company received cash payments of $0.3 million, and $18.0 thousand, respectively, toward the $3.1 million seller’s note issued to the Company in connection with the disposition of O Olive.

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

(In thousands, except percentages)	Three Months Ended		Change		Six Months Ended		Change
	November 26, 2023	November 27, 2022	Amount	%	November 26, 2023	November 27, 2022	Amount	%
Total Revenues	$30,150	$21,864	$8,286	38%	$54,672	$45,587	$9,085	20%
Gross Profit	$9,957	$5,679	$4,278	75%	$12,685	$11,658	$1,027	9%
Total revenues for the three months ended November 26, 2023, compared to the same period last year, was due to a $7.5 million increase in CDMO revenues due to increased demand and a $0.8 million increase in fermentation revenues due to the timing of shipments.
The increase in gross profit for the three months ended November 26, 2023, compared to the same period last year, was primarily due to increased revenues resulting in a favorable volume variance of $2.2 million and a favorable sales mix as evidenced by a favorable rate variance of $2.1 million.
Gross profit margin percentage increased from 26.0% to 33.0% for the three months ended November 26, 2023. The 705 basis points (“bps”) improvement is due to a 732 bps increase in CDMO gross profit margin percentage as a result of a favorable sales mix in the aseptic commercial business and a 233 bps increase primarily due to adjustments to write down inventories to their net realizable value in the comparable periods partially offset by a 260 bps reduction resulting from a lower percentage of total sales being fermentation revenues.
Total revenues for the six months ended November 26, 2023, compared to the same period last year, was due to a $10.8 million increase in CDMO revenues due to increased demand, partially offset by a $1.7 million decrease in fermentation revenues due to the timing of shipments.
The increase in gross profit for the six months ended November 26, 2023, compared to the same period last year, was due to increased revenues resulting in a favorable volume variance of $2.3 million partially offset by an unfavorable sales mix as evidenced by an unfavorable rate variance of $1.3 million.
Gross profit margin percentage decreased from 25.6% to 23.2% for the six months ended November 26, 2023. The 237 basis points (“bps”) reduction is due to a 288 bps reduction in CDMO gross profit margin percentage as a result of lower development revenues and an unfavorable sales mix in the aseptic commercial business and a 370 bps reduction resulting from the decrease in fermentation revenues partially offset by a 421 bps increase primarily due to adjustments to write down inventories to their net realizable value in the comparable periods.
Operating Expenses:

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 26, 2023	November 27, 2022	Amount	%	November 26, 2023	November 27, 2022	Amount	%
Research and Development	$2,098	$2,177	$(79)	(4)%	$4,244	$4,388	$(144)	(3)%
Selling, general and administrative	$9,185	$8,291	$894	11%	$18,391	$16,395	$1,996	12%
Gain on sale of divested business	$—	$—	$—	—%	$—	$(2,108)	$2,108	(100)%
Restructuring costs	$157	$563	$(406)	(72)%	$147	$1,610	$(1,463)	(91)%
Total Operating Expenses	$11,440	$11,031	$409	4%	$22,782	$20,285	$2,497	12%
Research and Development (“R&D”)
R&D expenses consist primarily of product development and commercialization initiatives. R&D expenses are focused on new products and applications for HA-based and non-HA biomaterials.
The decrease in R&D expenses for the three and six months ended November 26, 2023 compared to the same period last year was not significant.

Selling, General, and Administrative (“SG&A”)
SG&A expenses consist primarily of sales and marketing expenses associated with Lifecore’s revenue and services, business development expenses, and staff and administrative expenses.
The increase in total SG&A expenses for the three months ended November 26, 2023, compared to the same period last year, was primarily due to increased personnel costs including increased headcount of $0.7 million, increases in non-cash stock-based compensation expense due to the higher mix of RSU grants over stock options of $0.4 million , consulting fees incurred in completing the year-end audit for fiscal year 2023 of $0.4 million, and other operating expenses of $0.2 million, partially offset by reductions in audit fees of $0.8 million.

The increase in total SG&A expenses for the six months ended November 26, 2023, compared to the same period last year, was primarily due to increased personnel costs including increased headcount of $1.0 million, consulting fees incurred in completing the year-end audit for fiscal year 2023 of $1.2 million, and other operating expenses of $0.2 million, partially offset by reductions in legal fees of $0.4 million.
Gain on sale of divested business
On June 2, 2022, the Company closed an Asset Purchase Agreement for the sale of all of its assets related to the BreatheWay packaging technology business and recorded a gain of $2.1 million in its Condensed Consolidated Statement of Operations for the six months ended November 27, 2022.
Restructuring Costs

Restructuring costs for the three months ended November 26, 2023 decreased by $0.4 million, compared to the prior year period, as a result of the restructuring plan to divest the Curation Foods businesses being substantially complete. The restructuring costs for the three months ended November 26, 2023 included a $0.2 million expense in employee severance and benefit costs.

Restructuring costs for the six months ended November 26, 2023 decreased by $1.5 million, compared to the prior year period, as a result of the restructuring plan to divest the Curation Foods businesses being substantially complete. The restructuring costs for the six months ended November 26, 2023 include a $0.2 million expense in employee severance and benefit costs.

Other:

(In thousands)	Three Months Ended		Change		Six Months Ended		Change
	November 26, 2023	November 27, 2022	Amount	%	November 26, 2023	November 27, 2022	Amount	%
Interest expense, net	$(832)	$(3,608)	$2,776	(77)%	$(1,625)	$(6,839)	$5,214	(76)%
Interest expense, related party	$(3,241)	$—	$(3,241)	—%	$(6,385)	$—	$(6,385)	—%
Change in fair value of debt derivative liability, related party	$20,700	$—	$20,700	—%	$20,900	$—	$20,900	—%
Other income (expense), net	$(967)	$(237)	$(730)	308%	$(1,138)	$(434)	$(704)	162%
Provision for income tax (expense) benefit	$65	$(4)	$69	(1,725)%	$(23)	$(8)	$(15)	188%

Interest Expense, net

The decrease in interest expense for the three and six months ended November 26, 2023, compared to the same period last year, was primarily a result of the Company’s Term Loan Credit Facility (defined below) being determined to be a related party and being segregated into a separate line item. The remaining interest expense in the current period relates to only the Company’s revolving credit facility, which increased in connection with an increased principle balance and increase in interest rates.

Interest Expense, related party

The increase in interest expense from related party for the three and six months ended November 26, 2023, compared to the same periods in the prior year, was a result of the determination of the lender in the Company’s Term Loan Credit Facility (defined below) was a related party on May 22, 2023. As a result, the Company’s Term Loan Credit Facility was reclassified into a separate line item.

Change in fair value of debt derivative liability, related party

The increase in change in fair value of debt derivative liability, related party for the three and six months ended November 26, 2023, compared to the same periods in the prior year, was due to a change in the fair market value in the current period of the debt derivative liability as a result of the Company’s Term Loan Credit Facility. The key inputs to the valuation models that were utilized to estimate the fair value of the debt derivative liability were (i) an estimated probability related to the timing of a change in control over the 12 months following the end of the fiscal period; (ii) the estimated probability related to an event of default of the Supply Agreement with Alcon, as amended, over the 12 months following the end of the fiscal period; and (iii) a risk-adjusted discount rate. Beginning in the second quarter of fiscal year 2024, there was a decline in the change in control probability assumption in connection with the Company’s review of the strategic alternatives initiative that significantly impacted the fair value of the debt derivative liability. There was no change in the probability related to event of default of the Supply Agreement during fiscal year 2024. There was no derivative liability in the prior period.

Other (Expense) Income

The increase in other (expense) income for the three and six months ended November 26, 2023, compared to the same periods last year, was not significant.

Income Taxes

The change in the income tax provision for the three and six months ended November 26, 2023 was primarily due to the valuation allowance recorded against certain deferred tax assets, partially offset by the impact of federal and state research and development tax credits.

Non-GAAP Financial Information and Reconciliations

EBITDA and Consolidated adjusted EBITDA are non-GAAP financial measures. EBITDA from continuing operations represents net income (loss) from continuing operations before interest expense, interest income, income tax (benefit) expense, and depreciation and amortization expense. Adjusted EBITDA from continuing operations reflects adjustments to EBITDA from continuing operations to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as costs associated with our reorganization including associated divestitures, movement of headquarters, transactional impacts of these transactions, remaining costs associated with divested businesses and associated cost of third parties (collectively, “Reorganization Costs”), restructuring programs, mark-to-market adjustments on derivative contracts, non- interest financing costs, stock compensation, product launch and start-up costs and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates. EBITDA from continuing operations and adjusted EBITDA from continuing operations are performance measures commonly used by management to assess operating performance and incentive compensation, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance between periods.

The table below includes reconciliations of these non-GAAP financial measures to their respective most directly comparable financial measures calculated in accordance with GAAP.

(In thousands, except percentages)	Three Months Ended		Six Months Ended
	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022
Net income (loss)	$14,218	$(12,806)	$3,464	$(23,772)
Interest expense, net	4,073	3,608	8,010	6,839
Provision for income tax (benefit) expense	(65)	4	23	8
Depreciation and amortization on property and equipment	1,988	2,277	3,935	6,061
EBITDA	$20,214	$(6,917)	$15,432	$(10,864)
Restructuring costs	157	563	147	1,610
Reorganization costs (1)	2,162	2,793	4,899	4,054
Change in fair value of debt derivatives	(20,700)	—	(20,900)	—
Financing fees (non-interest)	1,109	253	1,361	253
Start-up costs	487	—	726	—
Contract cancellation	297	—	297	—
Franchise tax equivalent to income tax	94	60	176	131
Gain on sale of divested business	—	—	—	(2,108)
(Gain) Loss from discontinued operations, net of taxes	24	3,605	(1,832)	7,864
Stock-based compensation	1,578	1,112	3,110	1,896
Total adjusted EBITDA - Consolidated	$5,422	$1,469	$3,416	$2,836

(1)Reorganization costs mainly relate to activities in connection with the approved restructuring plan.
a.For the three months ended November 26, 2023, the Company incurred non-recurring charges primarily related to: (i) $0.4 million in fees for exploration of strategic opportunities to best position Lifecore as a standalone CDMO, (ii) $1.0 million of incremental audit and consulting fees specifically related to the audit of the numerous non-standard transactions that occurred in fiscal year 2023 associated with the sale of the Yucatan and O Olive businesses, (iii) $0.5 million of costs associated with maintaining abandoned facilities (including the prior headquarters) after the sale of the businesses and incremental compensation expenses for reorganization of the business including costs associated with duplicative roles as the headquarters transitioned to Minnesota, and (iv) $0.3 million litigation costs associated with the divested businesses.

b.For the three months ended November 27, 2022, the Company incurred non-recurring charges primarily related to: (i) $2.0 million of incremental audit and consulting fees specifically related to the audit of the numerous non-standard transactions that occurred in fiscal year 2022 associated with the sale of the Eat Smart business and (ii) $0.5 million for financial advisor and legal fees related to management of the prior term loan lenders and (iii) $0.3 million litigation costs associated with the divested businesses.

c.For the six months ended November 26, 2023, the Company incurred non-recurring charges primarily related to: (i) $1.2 million in fees for exploration of strategic opportunities to best position Lifecore as a stand alone CDMO, (ii) $1.6 million of incremental audit and consulting fees specifically related to the audit of the numerous non-standard transactions that occurred in fiscal year 2023 associated with the sale of the Yucatan and O Olive businesses, (iii) $1.2 million of costs associated with maintaining abandoned facilities (including the prior headquarters) after the sale of the businesses and incremental compensation expenses for reorganization of the business including costs associated with duplicative roles as the headquarters transitioned to Minnesota, and (iv) $0.9 million litigation costs associated with the divested businesses.

d.For the six months ended November 27, 2022, the Company incurred non-recurring charges primarily related to: (i) $3.1 million of incremental audit and consulting fees specifically related to the audit of the numerous non-standard transactions that occurred in fiscal year 2022 associated with the sale of the Eat Smart business and (ii) $0.7 million for financial advisor and legal fees related to management of the prior term loan lenders and (iii) $0.3 million litigation costs associated with the divested businesses.

Liquidity and Capital Resources
As of November 26, 2023, the Company had cash of $3.2 million, a net decrease of $15.9 million from $19.1 million balance as of May 28, 2023.
Cash Flows From Operating Activities
Net cash used in operating activities during the six months ended November 26, 2023 was $7.3 million, compared to $3.5 million of net cash used in operating activities for the same period last year. The primary uses of net cash in operating activities during the six months ended November 26, 2023 were (1) $3.5 million in net loss offset by certain non-cash adjustments approximating $7.2 million to reconcile to net cash used in operating activities. The non-cash adjustments include (i) $7.5 million of depreciation/amortization and stock-based compensation expense; (ii) $(20.9) million change in debt derivative liability; (iii) $6.2 million of interest expense paid-in-kind; and (iv) $0.1 million of other adjustments. Changes in current assets and current liabilities approximated $3.6 million of a net decrease to working capital.
The primary factors for the $3.6 million net cash uses related to operating working capital during the six months ended November 26, 2023, was uses of cash consisting of (i) an increase of $1.2 million in accounts receivable; (ii) an increase of $0.6 million in inventories; (iii) a decrease in other accrued liabilities of $2.7 million; and (iv) a decrease in accounts payable of $4.3 million due to timing of payments, offset by sources of cash from (i) a decrease of $1.7 million in prepaid expenses and other current assets; and (ii) an increase in deferred revenues of $4.2 million.
Cash Flows From Investing Activities
Net cash used in investing activities during the six months ended November 26, 2023 was $9.0 million, compared to $4.1 million of net cash used in investing activities for the same period last year. Net cash used in investing activities during the six months ended November 26, 2023 was due to the purchase of $9.0 million of equipment to support the growth of the Company’s business. The six months ended November 27, 2022 included cash provided of $3.1 million of proceeds from the sale of BreatheWay offset by $7.2 million of purchases of property and equipment.
Cash Flows From Financing Activities
Net cash provided by financing activities during the six months ended November 26, 2023 was $0.5 million compared to $12.7 million of net cash provided by financing activities for the same period last year. The net cash provided by financing activities during the six months ended November 26, 2023 was primarily due to net proceeds on the Company’s Revolving Credit Facility of $0.1 million and $0.7 million of proceeds from the sale of common stock, net of issuance costs.
The net cash provided by financing activities during the six months ended November 27, 2022 was primarily due to proceeds from a sale of common stock for $5.0 million and an $8.8 million net increase in the Company’s line of credit.
Capital Expenditures
During the six months ended November 26, 2023, the Company incurred $9.0 million of capital expenditures, primarily for purchased property and equipment to support the growth of the business, compared to capital expenditures of $7.2 million for the six months ended November 27, 2022.

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
Debt
As of November 26, 2023 and May 28, 2023, the Company had $16.9 million and $16.8 million, respectively, in borrowings outstanding under the Revolving Credit Facility (defined below), at an effective annual interest rate of 10.18% and 12.16%, respectively.
As of November 26, 2023 and May 28, 2023, the Company had $149.7 million and $142.5 million in borrowings outstanding under the Term Loan Credit Facility, at an effective annual interest rate of 10.0% and 10.0%, respectively.
As of November 26, 2023 and May 28, 2023, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility.
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
Revolving Credit Facility
On May 22, 2023, the Borrowers and certain of the Company’s other subsidiaries, as guarantors, entered into the Revolving Loan Amendment to the Revolving Credit Facility.
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
As of November 26, 2023, we had approximately $9.1 million available for borrowing under our revolving credit facility.

Equipment Sale and Leaseback Agreements
On May 22, 2023, the Company entered into the Equipment Sale and Leaseback Agreement, with Alcon, wherein the Company sold the Equipment to Alcon for the Purchase Price. The Equipment Sale Leaseback Agreement contains an option for the Company to repurchase the Equipment upon the earlier of (i) seven (7) years and (ii) the expansion of the Company’s existing production capacity with respect to sodium hyaluronate, for a purchase price equal to the Purchase Price, less the aggregate of all Paydown Payments (as defined in the Equipment Lease Agreement). The Purchase Price was subsequently reduced to $7.7 million based on the fair value of the Equipment, as required by the terms of the Equipment Sale and Leaseback Agreement. The difference of $2.3 million between the initial sales value of $10.0 million and the $7.7 million million was added to the term loan agreement, which resulted in a term loan amount of $142.3 million and the proceeds to Lifecore across the two agreements did not change.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s Quantitative and Qualitative Disclosures About Market Risk from those disclosed in the 2023 Annual Report. For a discussion of our Quantitative and Qualitative Disclosures About Market Risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the 2023 Annual Report.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of November 26, 2023, due to the material weaknesses in internal control over financial reporting that were disclosed in the 2023 Annual Report. The Company is in the process of determining a plan for the remediation of the material weaknesses in internal control over financial reporting.

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
Changes in Internal Control over Financial Reporting
Except for the remediation planning efforts described above, there have been no changes in our system of internal control over financial reporting during the quarter ended November 26, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Rule 10b5-1 Trading Plans
During the three months ended November 26, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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