Form 10-Q
period 2024-02-25
LIFECORE BIOMEDICAL, INC. \DE\
filed 2024-08-09
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended February 25, 2024, or

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

LIFECORE BIOMEDICAL, INC.
FORM 10-Q
For the Fiscal Quarter Ended February 25, 2024

INDEX

			Page

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	a)	Condensed Consolidated Balance Sheets as of February 25, 2024 and May 28, 2023	1

	b)	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended February 25, 2024 and February 26, 2023	2

	c)	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the Three and Nine Months Ended February 25, 2024 and February 26, 2023	3

	d)	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 25, 2024 and February 26, 2023	4

	e)	Notes to the Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		29

Item 4.	Controls and Procedures		29

Part II.	Other Information		31

Item 1.	Legal Proceedings		31

Item 1A.	Risk Factors		31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		37

Item 3.	Defaults Upon Senior Securities		37

Item 4.	Mine Safety Disclosures		37

Item 5.	Other Information		37

Item 6.	Exhibits		38

	Signatures		39

i

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	February 25, 2024	May 28, 2023
	(unaudited)
ASSETS
Current Assets:
Cash	$3,073	$19,091
Accounts receivable, less allowance for credit losses	19,427	19,907
Accounts receivable, related party	12,018	9,117
Inventories, net	39,670	40,841
Prepaid expenses and other current assets	1,969	4,919
Total Current Assets	76,157	93,875

Property and equipment, net	145,367	134,390
Operating lease right-of-use assets	2,510	4,282
Goodwill	13,881	13,881
Intangible assets	4,200	4,200
Other long-term assets	4,126	2,917
Total Assets	$246,241	$253,545

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$15,685	$22,097
Accrued compensation	4,070	4,145
Other accrued liabilities	8,892	7,142
Current portion of lease liabilities	4,159	1,270
Deferred revenues	839	552
Deferred revenues, related party	2,392	3,503
Current portion of long-term debt, net, related party	773	580
Total Current Liabilities	36,810	39,289

Long-term debt, less current portion, net, related party	96,336	84,256
Revolving credit facility	19,913	16,809
Debt derivative liability, related party	23,000	64,900
Long-term lease liabilities, less current portion	5,088	9,709
Deferred taxes, net	607	380
Deferred revenues, less current portion, related party	—	2,940
Other non-current liabilities	5,053	174
Total Liabilities	186,807	218,457

Commitments and Contingencies, see Note 1

Convertible Preferred Stock, $0.001 par value; 2,000 shares authorized; 42 and 39 shares issued and outstanding at February 25, 2024 and May 28, 2023, respectively	41,748	39,318

Stockholders’ Deficit:
Common Stock, $0.001 par value; 50,000 shares authorized; 30,547 and 30,322 shares issued and outstanding at February 25, 2024 and May 28, 2023, respectively	30	30
Additional paid-in capital	177,096	174,276
Accumulated deficit	(159,440)	(178,536)
Total Stockholders’ Deficit	17,686	(4,230)
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Deficit	$246,241	$253,545

See accompanying notes to the condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 25, 2024	February 26, 2023	February 25, 2024	February 26, 2023
Revenues	$17,054	$26,536	$54,528	$72,123
Revenues, related party	18,650	—	35,847	—
Total Revenues	35,704	26,536	90,375	72,123
Cost of goods sold	23,810	17,988	65,797	51,917
Gross profit	11,894	8,548	24,578	20,206

Operating costs and expenses:
Research and development	2,170	2,234	6,414	6,621
Selling, general and administrative	9,848	10,279	28,239	26,675
Gain on sale of divested business	—	—	—	(2,108)
Restructuring costs	771	2,566	918	4,176
Total operating costs and expenses	12,789	15,079	35,571	35,364
Operating loss	(895)	(6,531)	(10,993)	(15,158)

Interest expense, net	(921)	(4,833)	(2,546)	(11,672)
Interest expense, related party	(3,368)	—	(9,754)	—
Change in fair value of debt derivative liability, related party	21,000	—	41,900	—
Other income (expense), net	(814)	104	(1,950)	(330)
Net income (loss) from continuing operations before taxes	15,002	(11,260)	16,657	(27,160)
Provision for income tax expense	(217)	(70)	(240)	(78)
Net income (loss) from continuing operations	14,785	(11,330)	16,417	(27,238)

Discontinued operations:
Income (loss) from discontinued operations	$850	$(25,177)	$2,700	$(33,041)
Income tax (expense) benefit	(3)	—	(21)	—
Income (loss) from discontinued operations, net of tax	847	(25,177)	2,679	(33,041)
Net income (loss)	$15,632	$(36,507)	$19,096	$(60,279)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.48	$(0.37)	$0.54	$(0.91)
Income (loss) from discontinued operations	0.03	(0.83)	0.09	(1.11)
Total basic net income (loss) per share	$0.51	$(1.20)	$0.63	$(2.02)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.40	$(0.37)	$0.45	$(0.91)
Income (loss) discontinued operations	0.02	(0.83)	0.07	(1.11)
Total diluted net income (loss) per share	$0.42	$(1.20)	$0.52	$(2.02)

Shares used in per share computation:
Basic	30,488	30,304	30,450	29,838
Diluted	36,609	30,304	36,469	29,838

Other comprehensive income (loss), net of tax:
Net income (loss)	$15,632	$(36,507)	$19,096	$(60,279)
Net unrealized gain on interest rate swaps (net of tax effect of $16)	$—	$—	$—	$586
Total comprehensive income (loss)	$15,632	$(36,507)	$19,096	$(59,693)
See accompanying notes to the condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited) (In thousands)

Three and Nine Months Ended February 25, 2024
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balance at May 28, 2023	39	$39,318	30,322	$30	$174,276	$(178,536)	$—	$(4,230)
Issuance of stock under stock plans, net of shares withheld	—	—	134	—	724	—	—	724
Convertible Preferred Stock paid-in-kind (“PIK”) dividend	1	748	—	—	(748)	—	—	(748)
Accretion of Convertible Preferred Stock	—	48	—	—	(48)	—		(48)
Taxes paid by Company for employee stock plans	—	—	—	—	(45)	—	—	(45)
Stock-based compensation	—	—	—	—	1,541	—	—	1,541
Net loss	—	—	—	—	—	(10,754)	—	(10,754)
Balance at August 27, 2023	40	$40,114	30,456	$30	$175,700	$(189,290)	$—	$(13,560)
Issuance of stock under stock plans, net of shares withheld	—	—	3	—	—	—	—	—
Convertible Preferred Stock PIK dividend	1	763	—	—	(763)	—	—	(763)
Accretion of Convertible Preferred Stock	—	47			(47)			(47)
Taxes paid by Company for employee stock plans	—	—	—	—	(12)	—		(12)
Stock-based compensation	—	—	—	—	1,585	—		1,585
Net income	—	—	—	—	—	14,218		14,218
Balance at November 26, 2023	41	$40,924	30,459	$30	$176,463	$(175,072)	$—	$1,421
Issuance of stock under stock plans, net of shares withheld			88	—	—	—	—	—
Convertible Preferred Stock PIK dividend	1	776	—	—	(776)	—	—	(776)
Accretion of Convertible Preferred Stock	—	48	—	—	(48)	—	—	(48)
Taxes paid by Company for employee stock plans	—	—	—	—	(42)	—	—	(42)
Stock-based compensation	—	—	—	—	1,499	—	—	1,499
Net income	—	—	—	—	—	15,632	—	15,632
Balance at February 25, 2024	42	$41,748	30,547	$30	$177,096	$(159,440)	$—	$17,686

Three and Nine Months Ended February 26, 2023
					Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at May 29, 2022	—	—	29,513	30	167,352	(78,973)	(586)	87,823
Issuance of stock under stock plans, net of shares withheld	—	—	80	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(67)	—	—	(67)
Stock-based compensation	—	—	—	—	785	—	—	785
Net loss	—	—	—	—	—	(10,966)	—	(10,966)
Other comprehensive income, net of tax	—	—	—	—	—	—	300	300
Balance at August 28, 2022	—	$—	29,593	$30	$168,070	$(89,939)	$(286)	$77,875
Issuance of stock under stock plans, net of shares withheld	—	—	76	—	—	—	—	—
Taxes paid by Company for employee stock plans	—	—	—	—	(142)	—	—	(142)
Stock-based compensation	—	—	—	—	1,108	—	—	1,108
Net loss	—	—	—	—	—	(12,806)	—	(12,806)
Other comprehensive income, net of tax	—	—	—	—	—	—	286	286
Issuance of shares to Wynnefield Capital, Inc.	—	—	628	—	4,822	—	—	4,822
Balance at November 27, 2022	—	$—	30,297	$30	$173,858	$(102,745)	$—	$71,143
Issuance of stock under stock plans, net of shares withheld	—	—	22	—	—	—	—	—
Proceeds of Convertible Preferred Stock, net of issuance costs	39	38,082	—	—	—	—	—	—
Accretion of Convertible Preferred Stock	—	25	—	—	(25)	—	—	(25)
Convertible Preferred Stock PIK dividend	—	428	—	—	(428)	—	—	(428)
Taxes paid by Company for employee stock plans	—	—	—	—	(65)	—	—	(65)
Stock-based compensation	—	—	—	—	903	—	—	903
Net loss	—	—	—	—	—	(36,507)	—	(36,507)
Balance at February 26, 2023	39	$38,535	30,319	$30	$174,243	$(139,252)	$—	$35,021

See accompanying notes to the condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended
	February 25, 2024	February 26, 2023
Cash flows from operating activities:
Net income (loss)	$19,096	$(60,279)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of indefinite-lived intangible assets and goodwill	—	300
Depreciation and amortization	6,607	10,507
Accretion of debt discount, related party	—	—
Stock-based compensation expense	4,603	2,796
Deferred taxes	227	57
Interest expense PIK, related party	9,409	—
Change in debt derivative liability, related party	(41,900)	—
Provision for expected credit losses	77	200
Net gain on disposal of property and equipment held and used	19	—
Right-of-use asset impairment	1,402	—
Gain on sale of divested business	—	(2,108)
Loss on sale of divested business	—	20,663
Other, net	—	101
Changes in current assets and current liabilities:
Accounts receivable	5,610	8,943
Accounts receivable, related party	(8,108)	—
Inventories	1,171	(14,847)
Prepaid expenses, other current assets, and other assets	1,586	(1,309)
Accounts payable	(4,617)	11,330
Accrued compensation	(75)	(1,895)
Other accrued liabilities	(200)	8,570
Deferred revenues	287	1,792
Deferred revenues, related party	(4,051)	—
Net cash used in operating activities	(8,857)	(15,179)

Cash flows from investing activities:
Purchases of property and equipment	(15,284)	(14,309)
Proceeds from the sale of divested business, net of cash acquired	—	15,666
Net cash (used in) provided by investing activities	(15,284)	1,357

Cash flows from financing activities:
Proceeds from exercise of options	724	4,822
Proceeds from long-term debt	—	3,367
Payments on long-term debt	(386)	(3,199)
Proceeds from (payments on) revolving credit facility, net	3,104	(24,000)
Proceeds from working capital deposit	5,000	—
Principal payments on finance leases	(96)	—
Taxes paid by Company for employee stock plans	(99)	(274)
Payments for debt issuance costs	(124)	(3,669)
Proceeds from sale of preferred stock, net of issuance costs	—	38,082
Net cash provided by financing activities	8,123	15,129

Net (decrease) increase in cash	(16,018)	1,307

Cash, beginning of period	19,091	1,643
Cash, end of period	$3,073	$2,950

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable	$5,433	$3,918
Capitalized interest expense	$3,250	$1,052
Convertible Preferred Stock PIK dividend	$2,287	$428

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
On June 2, 2022, the Company and Curation entered into and closed an Asset Purchase Agreement (the “BreatheWay Purchase Agreement”) with Hazel Technologies, Inc. (the “BreatheWay Purchaser”), pursuant to which Curation sold all of its assets related to BreatheWay packaging technology business to the BreatheWay Purchaser in exchange for an aggregate purchase price of $3.2 million (the “BreatheWay Disposition”). The BreatheWay Purchase Agreement included various representations, warranties, and covenants of the parties generally customary for a transaction of this nature. In connection with the BreatheWay Disposition, the Company received net proceeds of $3.1 million and recorded a gain of $2.1 million in the Condensed Consolidated Statements of Operations for the three and nine months ended February 26, 2023.
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
Basis of Presentation
The accompanying Condensed Consolidated Balance Sheet as of May 28, 2023, which has been derived from audited financial statements, and the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at February 25, 2024, and the results of operations and cash flows for all periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared following GAAP have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2023 (the “2023 Annual Report”). The Company restated its unaudited quarterly financial statements as of and for the three and nine months ended February 26, 2023 (the “Restatement”). Such restated and unaudited quarterly financial statements and related impacted amounts were presented in the Company’s Annual Report on Form 10-K for the year ended May 28, 2023. The discussion of financial results presented in this quarterly report on Form 10-Q reflects such restated amounts.
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
During the three months ended February 25, 2024 and February 26, 2023, the Company had sales concentrations of 10% or greater from two customers, accounting for 52% and 15%, and 52% and 14% respectively.
During the nine months ended February 25, 2024, the Company had sales concentrations of 10% or greater from three customers, accounting for 40%, 19%, and 10%. During the nine months ended February 26, 2023, the Company had sales concentrations of 10% or greater from two customers, accounting for 40% and 16%.
Three of the Company’s customers had accounts receivable concentrations of 10% or greater, accounting for 38%, 14%, and 13% of accounts receivable as of February 25, 2024. Two of the Company’s customers had accounts receivable concentrations of 10% or greater, accounting for 31% and 18%, of accounts receivable as of May 28, 2023.

Contract Assets and Liabilities
Contract assets primarily relate to the Company’s unconditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of February 25, 2024, May 28, 2023 and May 29, 2022, were $3.4 million, $3.2 million and $10.4 million, respectively, and are included within accounts receivable in the Condensed Consolidated Balance Sheets.
Contract liabilities primarily relate to payments received from customers in advance of performance under a contract. The Company’s contract liabilities as of February 25, 2024, May 28, 2023 and May 29, 2022, were $3.5 million, $7.0 million and $0.9 million, respectively, of which $3.2 million and $4.1 million are included in deferred revenue and $0.3 million and $2.9 million are included in non-current liabilities as of February 25, 2024 and May 28, 2023, respectively, in the Condensed Consolidated Balance Sheets. Revenue recognized during the three and nine months ended February 25, 2024, that was included in the contract liability balance at the beginning of fiscal year 2024, was $1.5 million and $5.2 million, respectively.
Revenue recognized during the three and nine months ended February 26, 2023, that was included in the contract liability balance at the beginning of fiscal year 2023, was $0.1 million and $0.5 million, respectively.

Revenue Recognition

The following tables disaggregates revenue by major product lines and services (in thousands):

	Three Months Ended		Nine Months Ended
(In thousands)	February 25, 2024	February 26, 2023	February 25, 2024	February 26, 2023
Contact development and manufacturing organization	$22,306	$18,015	$67,522	$52,488
HA manufacturing	13,398	8,521	22,853	19,635
Total	$35,704	$26,536	$90,375	$72,123
Development services revenues recognized over time were $7.0 million and $9.0 million for the three months ended February 25, 2024 and February 26, 2023, respectively, and $19.2 million and $22.3 million for the nine months ended February 25, 2024 and February 26, 2023, respectively, and are included in contract development and manufacturing organization.
Revenues recognized at a point in time were $28.7 million and $17.5 million for the three months ended February 25, 2024 and February 26, 2023, respectively, and $71.1 million and $49.8 million for the nine months ended February 25, 2024 and February 26, 2023, respectively.
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
As of February 25, 2024 and May 28, 2023, inventories consisted of the following (in thousands):

(In thousands)	February 25, 2024	May 28, 2023
Finished goods	$13,113	$13,141
Raw materials	18,686	17,735
Work in process	8,802	10,349
Inventory reserve	(931)	(384)
Total	$39,670	$40,841
The Company recorded adjustments of $1.1 million and $4.9 million to record inventory to its net realizable value as of February 25, 2024 and May 28, 2023, respectively.
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
Outstanding borrowings that qualify as financial instruments are carried at cost, which approximates their fair value as of February 25, 2024 and May 28, 2023, due to their short duration, except for the Alcon Research, LLC (“Alcon”) term debt with a fair value of $117.7 million that exceeds carrying value.
The Term Loan Credit Facility (as defined in Note 6 Note 6 – Debt) contains embedded derivatives requiring bifurcation as a derivative instrument. The derivative liability related to the Term Loan Credit Facility is recorded as a discount to the long-term debt in the Condensed Consolidated Financial Statements. The embedded derivative liability is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a non-operating income (expense). The fair value of the embedded derivative liabilities associated with the Term Loan Credit Facility was estimated using a probability weighted discounted cash flow model to measure the fair value. This involves significant Level 3 inputs and assumptions including (i) an estimated probability and timing of a change in control and event of default, and (ii) a risk-adjusted discount rate. At February 25, 2024 and May 28, 2023, the fair value of the embedded derivative liability approximated $23.0 million and $64.9 million, respectively.
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
The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis (in thousands):

	Fair Value at February 25, 2024			Fair Value at May 28, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Debt derivative liability(1)	—	—	23,000	—	—	64,900
Total liabilities	—	—	23,000	—	—	64,900
(1) As of February 25, 2024 and May 28, 2023, the fair value of the debt derivative liability is included in non-current liabilities in the Company’s Condensed Consolidated Balance Sheets.

The key inputs to the valuation models that were utilized to estimate the fair value of the debt derivative liability were (i) an estimated probability related to the timing of a change in control over the 12 months following the end of the fiscal period; (ii) the estimated probability related to an event of default of the Supply Agreement with Alcon, as amended, over the 12 months following the end of the fiscal period; and (iii) a risk-adjusted discount rate. Beginning in the second quarter of fiscal year 2024 and continuing through the third quarter of fiscal year 2024, there were sequential declines in the change in control probabilities assumptions in connection with the Company’s review of the strategic alternatives initiative that significantly impacted the fair value of the debt derivative liability. There was no change in the probability related to event of default of the supply agreement during fiscal year 2024.
The risk adjusted discount rate as of February 25, 2024 and May 28, 2023, were as follows:

	February 25, 2024	May 28, 2023
Assumptions
Discount rate	21.3% — 24.2%	22.3% — 24.5%
Implied spread	17.0%	18.5%
Risk free rate	4.3% — 7.2%	3.8% — 6.0%

The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value for the nine months ended February 25, 2024 (in thousands):

Debt Derivative Liability
Balance as of May 29, 2022	$—
Fair value on issuance(1)	$64,900
Balance as of May 28, 2023	64,900
Decrease in fair value(2)	(41,900)
Balance as of February 25, 2024	$23,000

(1)At May 28, 2023, the fair value of the embedded derivative liability approximated the fair value upon issuance on May 22, 2023.
(2)For the nine months ended February 25, 2024, the decrease in fair value is recorded within “Change in fair value of debt derivative liability, related party” within the condensed consolidated statement of operations.

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

Settlement of a Supplier Note Receivable

In February 2024, the Company received approximately $0.9 million in settlement of a note receivable from a former supplier to a divested business (the “Note”). The Company had treated this settlement as a gain contingency, as the original aggregate amount of the Note was written off in a previous period; therefore, it was accounted for during the third quarter of fiscal year 2024 when the payment was received.
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

Liquidation and Redemption

As of February 25, 2024 and May 28, 2023, the aggregate liquidation preference of the Convertible Preferred Stock approximated $41.7 million and $39.3 million, respectively.

Registration Rights Agreement

On January 9, 2023, in connection with the issuance of the Convertible Preferred Stock, the Company and the Holders also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company granted the Holders certain registration rights with respect to the shares of common stock issuable upon the conversion of the Convertible Preferred Stock. The Registration Rights Agreement contains monetary penalties if the Company fails to maintain the effectiveness of the registration statement. As of the February 25, 2024, the Company has accrued approximately $2.3 million in monetary penalties under the Registration Rights Agreement due to the delinquent filing of the Company’s annual and quarterly reports with the SEC.

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

During the nine months ended February 25, 2024, the Company recorded PIK dividends of approximately $0.8 million as a reduction to Additional Paid-in Capital and an increased to the Convertible Preferred Stock balance. As of February 25, 2024 and May 28, 2023, there were approximately 41,679 shares and 39,420 shares, respectively, of Convertible Preferred Stock outstanding.

3.    Stock-based Compensation and Stockholders’ Equity
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of February 25, 2024 and changes during the fiscal year then ended is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Total Intrinsic Value of Options Exercised (in thousands)	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at May 28, 2023	2,374,325	$10.88
Options granted	6,300	$7.51
Options exercised	(95,800)	$9.38	$115
Options expired	(119,850)	$11.79
Options outstanding at February 25, 2024	2,164,975	$10.88		1.21	$—
Options exercisable at February 25, 2024	1,712,287	$10.95		1.90	$—
A summary of the Company’s restricted stock unit (“RSU”) award activity as of February 25, 2024 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value Per Share
Restricted stock units outstanding at May 28, 2023	336,791	$9.70
Granted	1,058,556	$8.25
Vested	(155,942)	$8.03
Restricted stock units outstanding at February 25, 2024	1,239,405	$8.67

Stock-Based Compensation Expense

The following table summarizes stock-based compensation by income statement line item:

	Three Months Ended		Nine Months Ended
(In thousands)	February 25, 2024	February 26, 2023	February 25, 2024	February 26, 2023
Continuing operations:
Cost of product sales	$187	$109	549	$307
Research and development	42	31	126	173
Selling, general and administrative	1,265	763	3,928	2,316
Total stock-based compensation	$1,494	$903	$4,603	$2,796

As of February 25, 2024, there was $11.4 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Lifecore incentive stock plans. Total expense is expected to be recognized over the weighted-average period of 1.21 years for stock options and 1.90 years for RSUs.

4.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	February 25, 2024	February 26, 2023	February 25, 2024	February 26, 2023
Numerator:
Net income (loss) from continuing operations	$14,785	$(11,330)	$16,417	$(27,238)
Income (loss) from discontinued operations, net of tax	847	(25,177)	2,679	(33,041)
Net income (loss)	$15,632	$(36,507)	$19,096	$(60,279)

Denominator:
Weighted average shares for basic income (loss) per share	30,488	30,304	30,450	29,838
Potential preferred stock conversion to common stock	5,899	—	5,792	—
Dilutive stock options and RSUs	222	—	227	—
Weighted average shares for diluted income (loss) per share	36,609	30,304	36,469	29,838

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.48	$(0.37)	$0.54	$(0.91)
Income (loss) from discontinued operations	$0.03	$(0.83)	$0.09	$(1.11)
Total basic net income (loss) per share	$0.51	$(1.20)	$0.63	$(2.02)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.40	$(0.37)	$0.45	$(0.91)
Income (loss) from discontinued operations	$0.02	$(0.83)	$0.07	$(1.11)
Total diluted net income (loss) per share	$0.42	$(1.20)	$0.52	$(2.02)

Due to the Company’s net loss for the three months ended February 26, 2023, the net loss per share includes only the weighted average shares outstanding and thus excludes the potential dilutive effect of 87,670 RSUs; no stock options since they were all out of the money; and 38,750 Convertible Preferred Stock, as such impact would be antidilutive. All antidilutive items relate to the Company’s continuing operations.

Due to the Company’s net loss for the nine months ended February 26, 2023, the net loss per share includes only the weighted average shares outstanding and thus excludes the potential dilutive effect of 127,905 RSUs; no stock options since they were all out of the money; and 38,750 Convertible Preferred Stock, respectively, as such impact would be antidilutive. All antidilutive items relate to the Company’s continuing operations.

See Note 2 – Convertible Preferred Stock for more information on outstanding Convertible Preferred Stock and Note 3 – Stock-based Compensation and Stockholders’ Equity more information on outstanding RSUs and stock options.

5.    Income Taxes

The provision for income taxes from continuing operations for the three months ended February 25, 2024 and February 26, 2023, was an expense of $0.2 million and an expense of $70.0 thousand, respectively. The provision for income taxes from continuing operations for the nine months ended February 25, 2024 and February 26, 2023, was an expense of $0.2 million and an expense of $78.0 thousand, respectively.

The effective tax rate for the three months ended February 25, 2024 and February 26, 2023 was 1.43% and 0.19%, respectively. The effective tax rate for the nine months ended February 25, 2024 and February 26, 2023 was 1.43% and 0.13%, respectively. The effective tax rate for the three and nine months ended February 25, 2024 and February 26, 2023, was lower than the statutory federal income tax rate of 21% primarily due to the movement of the valuation allowance recorded against certain deferred tax assets, partially offset by the federal and state research and development tax credits.

6.    Debt
Long-term debt, net consists of the following:

(In thousands)	February 25, 2024	May 28, 2023
Term loan, related party	$153,477	$142,503
Equipment sale finance liability, related party	7,343	7,730
Total principal amount of long-term debt	160,820	150,233
Less: unamortized debt discount	(529)	(605)
Less: debt discount, related party	(63,182)	(64,792)
Total long-term debt, net of discounts	97,109	84,836
Less: current portion of long-term debt, net, related party	(773)	(580)
Long-term debt, net	$96,336	$84,256
The future minimum principal payments of the Company’s term loan and equipment sale finance liability for each year presented are as follows (in thousands), excluding forecasted cash and PIK interest:

Remainder of Fiscal year 2024	$193
Fiscal year 2025	773
Fiscal year 2026	773
Fiscal year 2027	773
Fiscal year 2028	773
Thereafter	157,535
Total	$160,820
Term Loan Credit Facility
On May 22, 2023, Company, Curation and Lifecore Biomedical Operating Company, Inc. (together with the Company and Curation, the “Borrowers”) and Alcon entered into a Credit and Guaranty Agreement (the “Term Loan Credit Facility”). The Term Loan Credit Facility refinanced in full all obligations of the Company and their subsidiaries under its prior term loan credit facility. Upon entry into the Term Loan Credit Facility, the prior term loan credit facility was terminated and all noncompliance with debt covenants were thereby cured.
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

The Company had unamortized debt discount amounting to $63.7 million and $65.4 million as of February 25, 2024 and May 28, 2023, respectively, related to the Term Loan Credit Facility, which are recorded as a reduction of the term loan liability in the Condensed Consolidated Balance Sheets.
The Company identified a number of embedded derivatives that require bifurcation from the Term Loan Credit Facility that were separately accounted for in the condensed consolidated financial statements as one compound derivative liability. Certain of these embedded features include change in control provisions, events of default and contingent rate increases and were determined to qualify as an embedded derivative under ASC 815-40. The embedded derivative is classified as a Level 3 financial liability in the fair value hierarchy as of May 28, 2023. The fair value of the embedded derivative liabilities associated with the term loans was estimated using the discounted cash flow method under the income approach. This involves significant Level 3 inputs and assumptions including an estimated probability and timing of a change in control and events of default. The Company will re-evaluate this assessment each reporting period and records any gains or losses in other income (expense). The initial recognition of the embedded derivative liability upon issuance of the Term Loan Credit Facility on May 22, 2023 was $64.9 million and is recorded as a debt derivative liability, related party in the condensed Consolidated Balance Sheets. The bifurcation of the embedded debt derivative fair value of $64.9 million is accounted for as a discount to the Term Loan Credit Facility. Amortization of the debt discount is based on the effective interest method over the term of the debt. At February 25, 2024 and May 28, 2023, the fair value of the embedded derivative liability approximated $23.0 million and $64.9 million, respectively.
As of February 25, 2024 and May 28, 2023, the Company had $153.5 million and $142.5 million in borrowings outstanding under the Term Loan Credit Facility, at an effective annual interest rate of 10.0% and 10.0%, respectively.
As of February 25, 2024 and May 28, 2023, except for the requirements to deliver certain historical financial statements, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility (as discussed below). In December 2023, the Company entered into limited waivers and amendments to credit agreements; refer to Note 9 – Subsequent Events for additional information.
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
The Company records its Revolving Credit Facility deferred finance costs as an asset; as such, $1.7 million were recorded as other assets in the accompanying Condensed Consolidated Balance Sheet as of February 25, 2024. As of May 28, 2023, $0.9 million and $1.4 million were recorded as other current assets and other long-term assets, respectively.

As of February 25, 2024 and May 28, 2023, the Company had $19.9 million and $16.8 million, respectively, in borrowings outstanding under the Revolving Credit Facility, at an effective annual interest rate of 8.15% and 12.16%, respectively.
As of February 25, 2024, we had approximately $5.7 million available for borrowing under our revolving credit facility.
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

	Three Months Ended		Nine Months Ended
(in thousands)	February 25, 2024	February 26, 2023	February 25, 2024	February 26, 2023
Employee severance and benefit costs	$76	$2,187	$215	$2,282
Lease costs	684	43	700	88
Other restructuring costs	11	336	3	1,806
Total restructuring costs	$771	$2,566	$918	$4,176

The restructuring plan has been substantially completed as of May 28, 2023. The following table summarizes the restructuring costs recognized in the Company’s Condensed Consolidated Statements of Operations since the inception of the restructuring plan in fiscal year 2020 through February 25, 2024, excluding discontinued operations:

Total
(in thousands)
Asset write-off costs, net	$13,893
Employee severance and benefit costs	4,314
Lease costs	4,814
Other restructuring costs	7,853
Total restructuring costs	$30,874

The following table presents the movement of the restructuring costs liability from May 28, 2023 through February 25, 2024, excluding discontinued operations, within current liabilities in the Condensed Consolidated Balance Sheet:

(in thousands)	May 28, 2023	Expense	Payments	February 25, 2024
Employee severance and benefit costs	$1,600	$215	$(1,300)	$515
Lease costs	257	700	(128)	829
Other restructuring costs	1,140	3	(923)	220
	$2,997	$918	$(2,351)	$1,564

8.    Discontinued Operations

As discussed in Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies – Discontinued Operations, the Company completed the disposition of Yucatan and O Olive on February 7, 2023 and April 6, 2023, respectively. Yucatan and O Olive represented components of the Company’s previously operated food business and their sale represents a strategic shift in the Company going forward. Accordingly, concurrent with the execution of their respective purchase agreements, Yucatan and O Olive both met the accounting requirements for reporting as discontinued operations for all periods presented. There were no assets or liabilities of Yucatan and O Olive as of February 25, 2024.

The key components of income from discontinued operations for the three and nine months ended February 25, 2024 and February 26, 2023 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 25, 2024	February 26, 2023	February 25, 2024	February 26, 2023
Revenues	$—	$12,190	$—	$48,954
Cost of product sales	—	14,056	—	50,282
Gross profit	—	(1,866)	—	(1,328)
Operating costs and expenses:
Research and development	—	48	—	217
Selling, general and administrative	—	2,536	—	9,415
Impairment of intangible asset and goodwill	—	—	—	1,300
Loss on Sale of Yucatan	—	20,670	—	20,670
Restructuring costs	—	57	—	111
Total operating costs and expenses	—	23,311	—	31,713
Operating loss	—	(25,177)	—	(33,041)
Other income (expense), net	850	—	2,700	—
Income (loss) from discontinued operations before taxes	850	(25,177)	2,700	(33,041)
Income tax benefit (expense)	(3)	—	(21)	—
Income (loss) from discontinued operations, net of tax	$847	$(25,177)	$2,679	$(33,041)

Cash provided by operating activities by discontinued operations totaled $2.7 million and $0.1 million for the nine months ended February 25, 2024 and February 26, 2023, respectively. Cash used in investing activities by discontinued operations for the nine months ended February 26, 2023 was $0.1 million.

9.    Subsequent Events

Amended and Restated Contract Manufacturing Agreement

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

(In thousands, except percentages)	Three Months Ended		Change		Nine Months Ended		Change
	February 25, 2024	February 26, 2023	Amount	%	February 25, 2024	February 26, 2023	Amount	%
Total Revenues	$35,704	$26,536	$9,168	35%	$90,375	$72,123	$18,252	25%
Gross Profit	$11,894	$8,548	$3,346	39%	$24,578	$20,206	$4,372	22%

Total revenues for the three months ended February 25, 2024, compared to the same period last year, was due to a $4.9 million increase in fermentation revenues, primarily due to the timing of shipments, and a $4.3 million increase in CDMO revenues due to increased demand.
The increase in gross profit for the Lifecore business for the three months ended February 25, 2024, compared to the same period last year, was primarily due to increased revenues resulting in a favorable volume variance of $2.9 million and a favorable sales mix as evidenced by a favorable rate variance of $0.4 million.
Gross profit margin percentage increased from 32.2% to 33.3% for the three months ended February 25, 2024 compared to the same period last year. The 110 basis points (“bps”) improvement is due to a 310 bps increase resulting from the increase in fermentation revenues and a 61 bps increase primarily due to adjustments to write down inventories to their net realizable value in the comparable periods partially offset by a 261 bps reduction in CDMO gross profit margin percentage as a result of lower development revenues and an unfavorable sales mix in the aseptic commercial business.
Total revenues for the nine months ended February 25, 2024, compared to the same period last year, was due to a $15.1 million increase in CDMO revenues due to increased demand and a $3.2 million increase in fermentation revenues, primarily due to the timing of shipments.
The increase in gross profit for the Lifecore business for the nine months ended February 25, 2024, compared to the same period last year, was due to increased revenues resulting in a favorable volume variance of $5.1 million partially offset by an unfavorable sales mix as evidenced by an unfavorable rate variance of $0.7 million.
Gross profit margin percentage decreased from 28.0% to 27.2% for the nine months ended February 25, 2024, compared to the same period last year. The 82 basis points (“bps”) reduction is due to a 277 bps reduction in CDMO gross profit margin percentage as a result of lower development revenues and an unfavorable sales mix in the aseptic commercial business and a 94 bps reduction resulting from a lower percentage of total sales being fermentation revenues partially offset by a 289 bps increase primarily due to adjustments to write down inventories to their net realizable value in the comparable periods.
Operating Expenses:

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 25, 2024	February 26, 2023	Amount	%	February 25, 2024	February 26, 2023	Amount	%
Research and development	$2,170	$2,234	$(64)	(3)%	$6,414	$6,621	$(207)	(3)%
Selling, general and administrative	$9,848	$10,279	$(431)	(4)%	$28,239	$26,675	$1,564	6%
Gain on sale of divested business	$—	$—	$—	—%	$—	$(2,108)	$2,108	(100)%
Restructuring costs	$771	$2,566	$(1,795)	(70)%	$918	$4,176	$(3,258)	(78)%
Total Operating Expenses	$12,789	$15,079	$(2,290)	(15)%	$35,571	$35,364	$207	1%
Research and Development (“R&D”)
R&D expenses consist primarily of product development and commercialization initiatives. R&D expenses are focused on new products and applications for HA-based and non-HA biomaterials.
The decrease in R&D expenses for the three and nine months ended February 25, 2024, compared to the same period last year was not significant.

Selling, General, and Administrative (“SG&A”)
SG&A expenses consist primarily of sales and marketing expenses associated with Lifecore’s revenue and services, business development expenses, and staff and administrative expenses.
The decrease in total SG&A expenses for the three months ended February 25, 2024, was not significant.
The increase in total SG&A expenses for the nine months ended February 25, 2024, compared to the same period last year, was primarily due to increases in non-cash stock-based compensation expense due to the higher mix of RSU grants over stock options, consulting and audit fees incurred in completing the year-end audit for fiscal year 2023, consulting and audit fees incurred in completing the year-end audit for fiscal year 2023, and legal fees from compliance and other litigation matters.
Gain on sale of divested business
On June 2, 2022, the Company closed an Asset Purchase Agreement for the sale of all of its assets related to the BreatheWay packaging technology business and recorded a gain of $2.1 million in its Condensed Consolidated Statement of Operations for the nine months ended February 26, 2023.
Restructuring Costs
Restructuring costs for the three months ended February 25, 2024 decreased by $1.8 million, compared to the prior year period, as a result of the restructuring plan to divest the Curation businesses being substantially complete. The restructuring costs for the three months ended February 25, 2024 included $0.1 million expense in employee severance and benefit costs and $0.7 million in lease costs primarily as a result of a $1.4 million impairment of an ROU asset and $0.6 million accrual for lease related liabilities, partially off-set $1.3 million by contractual amounts owed for sublease income.
Restructuring costs for the nine months ended February 25, 2024 decreased by $3.3 million, compared to the prior year period, as a result of the restructuring plan to divest the Curation businesses being substantially complete. The restructuring costs for the nine months ended February 25, 2024 included $0.2 million expense in employee severance and benefit costs and $0.7 million in lease costs primarily as a result of the $1.4 million impairment of an ROU asset and $0.6 million accrual for lease related liabilities, partially offset $1.3 million by contractual amounts owed for sublease income.

Other:

(In thousands)	Three Months Ended		Change		Nine Months Ended		Change
	February 25, 2024	February 26, 2023	Amount	%	February 25, 2024	February 26, 2023	Amount	%
Interest expense, net	$(921)	$(4,833)	$3,912	(81)%	$(2,546)	$(11,672)	$9,126	(78)%
Interest expense, related party	$(3,368)	$—	$(3,368)	—%	$(9,754)	$—	$(9,754)	—%
Change in fair value of debt derivative liability, related party	$21,000	$—	$21,000	—%	$41,900	$—	$41,900	—%
Other income (expense), net	$(814)	$104	$(918)	(883)%	$(1,950)	$(330)	$(1,620)	491%
Provision for income tax (expense) benefit	$(217)	$(70)	$(147)	210%	$(240)	$(78)	$(162)	208%

Interest Expense, net

The decrease in interest expense for the three and nine months ended February 25, 2024, compared to the same period last year, was primarily a result of the Company’s Term Loan Credit Facility (defined below) being determined to be a related party and being segregated into a separate line item. The remaining interest expense in the current period primarily relates to the Company’s revolving credit facility, which increased in connection with an increased principle balance and increase in interest rates.

Interest Expense, related party

The increase in interest expense from related party for the three and nine months ended February 25, 2024, compared to the same period last year, was a result of the determination of the lender in the Company’s Term Loan Credit Facility (defined below) was a related party on May 22, 2023. As a result, the Company’s Term Loan Credit Facility was reclassified into a separate line item.

Change in fair value of debt derivative liability, related party

The increase in change in fair value of debt derivative liability, related party for the three and nine months ended February 25, 2024, compared to the same period last year, was due to a reduction in the fair market value of the debt derivative liability as a result of the Company’s Term Loan Credit Facility. The key inputs to the valuation models that were utilized to estimate the fair value of the debt derivative liability were (i) an estimated probability related to the timing of a change in control over the 12 months following the end of the fiscal period; (ii) the estimated probability related to an event of default of the Supply Agreement with Alcon, as amended, over the 12 months following the end of the fiscal period; and (iii) a risk-adjusted discount rate. Beginning in the second quarter of fiscal year 2024 and continuing through the third quarter of fiscal year 2024, there were sequential declines in the change in control probabilities assumptions in connection with the Company’s review of the strategic alternatives initiative that significantly impacted the fair value of the debt derivative liability. There was no change in the probability related to event of default of the Supply Agreement during fiscal year 2024. There was no derivative liability in the prior period.

Other Income (Expense)

The increase in other income (expense) for the three and nine months ended February 25, 2024, compared to the same periods last year was not significant.

Income Taxes

The change in the income tax provision for the three and nine months ended February 25, 2024 was primarily due to the valuation allowance recorded against certain deferred tax assets, partially offset by the impact of federal and state research and development tax credits.

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

(In thousands, except percentages)	Three Months Ended		Nine Months Ended
	February 25, 2024	February 26, 2023	February 25, 2024	February 26, 2023
Net income (loss)	$15,632	$(36,507)	$19,096	$(60,279)
Interest expense, net	4,289	4,833	12,300	11,672
Provision for income tax expense	217	70	240	78
Depreciation and amortization on property and equipment	2,005	2,144	5,940	8,205
EBITDA	$22,143	$(29,460)	$37,576	$(40,324)
Restructuring costs	771	2,566	918	4,176
Reorganization costs (1)	2,283	5,295	7,182	9,349
Change in fair value of debt derivatives	(21,000)	—	(41,900)	—
Financing fees (non-interest)	1,009	—	2,371	253
Start-up costs	474	—	1,200	—
Contract cancellation	—	—	297	—
Franchise tax equivalent to income tax	50	60	226	191
Gain on sale of divested business	—	—	—	(2,108)
(Income) loss from discontinued operations, net of tax	(847)	25,177	(2,679)	33,041
Stock-based compensation	1,494	903	4,603	2,796
Total adjusted EBITDA - Consolidated	$6,377	$4,541	$9,794	$7,374

(1)Reorganization costs mainly relate to activities in connection with the approved restructuring plan.
a.For the three months ended February 25, 2024, the Company incurred non-recurring charges primarily related to: (i) $1.6 million of incremental audit and consulting fees specifically related to the audit of the numerous non-standard transactions that occurred in fiscal year 2023 associated with the sale of the Yucatan and O Olive businesses, (ii) $0.5 million of costs associated with maintaining abandoned facilities (including the prior headquarters) after the sale of the businesses and incremental compensation expenses for reorganization of the business including costs associated with duplicative roles as the headquarters transitioned to Minnesota, and (iii) $0.2 million litigation costs associated with the divested businesses.

b.For the three months ended February 26, 2023, the Company incurred non-recurring charges primarily related to: (i) $2.3 million for financial advisor and legal fees related to management of the prior term loan lenders, (ii) $1.3 million of incremental audit and consulting fees specifically related to the audit of the numerous non-standard transactions that occurred in fiscal year 2022 associated with the sale of the Eat Smart business and (iii) $1.7 million litigation costs associated with the divested businesses.

c.For the nine months ended February 25, 2024, the Company incurred non-recurring charges primarily related to: (i) $3.2 million of incremental audit and consulting fees specifically related to the audit of the numerous non-standard transactions that occurred in fiscal year 2023 associated with the sale of the Yucatan and O Olive businesses, (ii) $1.7 million of costs associated with maintaining abandoned facilities (including the prior headquarters) after the sale of the businesses and incremental compensation expenses for reorganization of the business including costs associated with duplicative roles as the headquarters transitioned to Minnesota, (iii) $1.2 million in fees for exploration of strategic opportunities to best position Lifecore as a standalone CDMO, and (iv) $1.1 million litigation costs associated with the divested businesses.

d.For the nine months ended February 26, 2023, the Company incurred non-recurring charges primarily related to: (i) $3.0 million for financial advisor and legal fees related to management of the prior term loan lenders, (ii) $4.3 million of incremental audit and consulting fees specifically related to the audit of the numerous non-standard transactions that occurred in fiscal year 2022 associated with the sale of the Eat Smart business and (iii) $2.0 million litigation costs associated with the divested businesses.

Liquidity and Capital Resources
As of February 25, 2024, the Company had cash of $3.1 million, a net decrease of $16.0 million from $19.1 million balance as of May 28, 2023.
Cash Flows From Operating Activities
Net cash used in operating activities during the nine months ended February 25, 2024 was $8.9 million, compared to $15.2 million of net cash used in operating activities for the same period last year. The primary uses of net cash in operating activities during the nine months ended February 25, 2024 were (1) $19.1 million in net loss offset by certain non-cash adjustments approximating $19.6 million to reconcile to net cash used in operating activities. The non-cash adjustments include (i) $11.2 million of depreciation/amortization and stock-based compensation expense; (ii) $(41.9) million change in debt derivative liability; (iii) $9.4 million of interest expense paid-in-kind; and (iv) $0.3 million of other adjustments. Changes in current assets and current liabilities approximated $8.4 million of a net decrease to operating working capital.
The primary factors for the $8.4 million net cash uses related to operating working capital during the nine months ended February 25, 2024, was uses of cash consisting of (i) a decrease in accounts payable of $4.9 million due to timing of payments; (ii) an increase of $2.5 million in accounts receivable; and (iii) a decrease in deferred revenues of $0.8 million; offset by sources of cash from (i) an increase in other accrued liabilities of $2.6 million; (ii) a decrease of $0.6 million in inventories; and (iii) a decrease of $1.6 million in prepaid expenses and other current assets.
Cash Flows From Investing Activities
Net cash used in investing activities during the nine months ended February 25, 2024 was $15.3 million, compared to $1.4 million of net cash provided by investing activities for the same period last year. Net cash used in investing activities during the nine months ended February 25, 2024 was due to the purchase of $15.3 million of equipment to support the growth of the Lifecore business. The nine months ended February 26, 2023 included cash provided of $15.7 million from the sale of BreatheWay, offset by $14.3 million of purchases of property and equipment.
Cash Flows From Financing Activities
Net cash provided by financing activities during the nine months ended February 25, 2024 was $8.1 million compared to $15.1 million of net cash provided by financing activities for the same period last year. The net cash provided by financing activities during the nine months ended February 25, 2024 was primarily due to net proceeds on the Company’s Revolving Credit Facility of $3.1 million and $0.7 million of proceeds from the sale of common stock, net of issuance costs.
Capital Expenditures
During the nine months ended February 25, 2024, the Company incurred $15.3 million of property and equipment capital expenditures, compared to $14.3 million for the nine months ended February 26, 2023, primarily to support the growth of the Company.
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

Debt
As of February 25, 2024 and May 28, 2023, the Company had $19.9 million and $16.8 million, respectively, in borrowings outstanding under the Revolving Credit Facility (defined below), at an effective annual interest rate of 8.15% and 12.16%, respectively.
As of February 25, 2024 and May 28, 2023, the Company had $153.5 million and $142.5 million in borrowings outstanding under the Term Loan Credit Facility, at an effective annual interest rate of 10.0% and 10.0%, respectively.
As of February 25, 2024 and May 28, 2023, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility.
Term Loan Credit Facility
On May 22, 2023, the Company, Curation and Alcon entered into Term Loan Credit Facility. The Term Loan Credit Facility refinanced in full all obligations of the Company and their subsidiaries under its prior term loan credit facility. Upon entry into the Term Loan Credit Facility, its prior term loan credit facility was terminated and all noncompliance with debt covenants were thereby cured. Prior to the Term Loan Credit Facility and presently, Alcon is a significant customer of the Company.
The Term Loan Credit Facility provides for up to $142.3 million in term loans, subject to certain adjustments based on the post-closing adjustments to the Purchase Price (as defined in the Equipment Sale and Leaseback Agreement, defined below), which were funded in full on May 22, 2023. The obligations under the Term Loan Credit Facility mature on May 22, 2029.
Revolving Credit Facility
On May 22, 2023, the Borrowers and certain of the Company’s other subsidiaries, as guarantors, entered the Revolving Credit Facility.
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
As of February 25, 2024, we had approximately $5.7 million available for borrowing under our revolving credit facility.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s Quantitative and Qualitative Disclosures About Market Risk from those disclosed in the Company’s 2023 Annual Report. For a discussion of our Quantitative and Qualitative Disclosures About Market Risk, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Company’s 2023 Annual Report.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of February 25, 2024, due to the material weaknesses in internal control over financial reporting that were disclosed in the 2023 Annual Report. The Company is in the process of determining a plan for the remediation of the material weaknesses in internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
Except for the remediation planning efforts described above, there have been no changes in our system of internal control over financial reporting during the quarter ended February 25, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. For further discussion, see the disclosures contained in Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies - Legal Contingencies, which are incorporated herein by reference.

Item 1A.    Risk Factors
You should carefully consider the risks described in Part I, Item 1A, Risk Factors, of the 2023 Annual Report, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein. Some statements in this report, including statements in the risk factors, constitute forward-looking statements. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business.Except as described below, there have been no material changes to our risk factors as previously disclosed under Part I, Item 1A “Risk Factors” in the 2023 Annual Report.

You should carefully consider the risks described in Part 1, Item 1A, Risk Factors, of the 2023 Annual Report, as our business, financial condition, results of operations, and cash flows could be adversely affected by any of the risks and uncertainties described therein and herein. Some statements in this report, including statements in the risk factors, constitute forward-looking statements. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business. Except as described below, there have been no material changes to our risk factors as previously disclosed in the 2023 Annual Report, as supplemented by this Quarterly Report on Form 10-Q for the fiscal period ended February 25, 2024.

Our failure to timely file certain periodic reports with the SEC and our prior restatements have had, and may in the future have further, material adverse consequences to our business, our financial condition, results of operations and our cash flows.

As previously publicly disclosed, we have failed to timely file certain of our periodic reports with the SEC. We anticipate filing a Notice of Delayed Filing on Form 12b-25 with respect to our Annual Report on Form 10-K for the current fiscal year ended May 26, 2024. We failed to timely file our Annual Report on Form 10-K for the fiscal year ended May 28, 2023, which we filed late on March 20, 2024. We failed to timely file this Quarterly Report on Form 10-Q, as well as the Quarterly Reports on Form 10-Q for the periods ending August 27, 2023 and November 26, 2023, which we filed late on August 9, 2024.

Also as previously publicly disclosed, we have restated previously issued financial statements for several periods, including, most recently, on May 20, 2024, the restatement of our previously issued consolidated financial statements as of and for the fiscal years ended May 29, 2022, and May 30, 2021 included in the Company’s Annual Reports on Form 10-K or Form 10-K/A, and our unaudited consolidated financial statements as of and for the periods ending August 30, 2020, November 29, 2020, February 28, 2021, August 29, 2021, November 28, 2021, February 27, 2022, August 28, 2022, November 27, 2022 and February 26, 2023 included in the Company’s Quarterly Reports on Form 10-Q or Form 10-Q/A.

Our failure to timely file certain periodic reports with the SEC and our prior restatements have had, and may in the future have further, material adverse consequences to, and pose significant risk to, our business, which could materially and adversely affect our business, our financial condition, our results of operations and our cash flows. These adverse consequences include, but are not limited to, the potential delisting of our common stock on the Nasdaq Stock Exchange (“Nasdaq”), stockholder litigation, SEC investigations, stockholder activism, violations of our obligations under our existing material arrangements, including our credit agreements and the terms of our Convertible Preferred Stock, our ability to raise capital on attractive terms, or at all, significant fluctuations in the value of our common stock, among others. See the following Risk Factors “—Our common stock may be delisted from Nasdaq, which could significantly adversely affect us, our business, and the value and liquidity of our common stock;” “—Actions of activist stockholders could be disruptive and costly, and the possibility that activist stockholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business;” “—We have limited capital and expect to need to raise additional capital in the near future;” and “—We are highly leveraged, and our contractual obligations may limit our operational flexibility and cash flow available to invest in the ongoing needs of our business or otherwise adversely affect our results of operations” for more information.

Our failure to timely file certain periodic reports with the SEC and our prior restatements have subjected us to, and may in the future, subject us to further, stockholder litigation or governmental or regulatory investigations. For example, as further described “Note 1— Organization, Basis of Presentation, and Summary of Significant Accounting Policies—Commitments and

Contingencies—SEC Subpoena” to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q, on February 16, 2024, the Chicago Regional Office of the SEC issued a subpoena to the Company seeking documents and information concerning the Restatement. Also, as further described “Note 9— Subsequent Events—Class Action Complaint” to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q, on July 29, 2024, shareholder David Carew filed a putative class action complaint on behalf of our stockholders in the United States District Court of Minnesota, captioned Carew v. Lifecore Biomedical, Inc., et. al., No. 0:24-cv-03028 (D. Minn. 2024), against us and certain of our current and prior named executive officers (the “Defendants”). The complaint generally alleges that statements made to our shareholders between October 7, 2020 and March 19, 2024 regarding our financial results, internal controls, remediation efforts, periodic reporting, and financial prospects were false and misleading in violation of Section 10(b) of the Exchange Act, and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs, and attorneys’ fees. In addition, in March 2024, one of our stockholders, 22NW, LP (“22NW”), threatened to bring claims against us relating to its acquisition of economic interests in the Company, including its investment in the Convertible Preferred Stock. We have incurred, and may be required in future to incur further, significant legal fees and other expenses related to this threatened litigation by 22NW, the Carew securities class action lawsuit, and the SEC investigation. In addition, any adverse determination in any of these matters could expose us to significant liabilities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We also may fail to be timely on our future filings, which, in addition to the risks and consequences described above, may create further harm to us. For example, as further described in “Note 2—Convertible Preferred Stock—Registration Rights Agreement” to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, we have been incurring penalty fees owed to holders of our Convertible Preferred Stock under the Registration Rights Agreement as a result of our failure to maintain effectiveness of the registration statement related to the registration of the shares of common stock issuable upon the conversion of the Convertible Preferred Stock, and we expect to continue to incur those fees unless or until we are able to become current on our periodic reports, and are thus able to request effectiveness for the registration statement. In addition, the holders of Convertible Preferred Stock may raise additional claims resulting from the Company’s inability to timely and accurately report its financial information, which could cause further harm to the Company and its stockholders, all of which could materially and adversely affect to our business, our financial condition, results of operations and cash flows.

Our common stock may be delisted from Nasdaq, which could significantly adversely affect us, our business, and the value and liquidity of our common stock.

Our common stock is currently listed on Nasdaq. As previously disclosed, on February 13, 2024, we received a Staff Delisting Determination (the “Staff Determination”) from the Listing Qualifications Department of Nasdaq notifying us that Nasdaq has initiated a process which could result in the delisting of our common stock from Nasdaq as a result of our failure to comply with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. We have appealed the Staff Determination, and, on April 16, 2024, we appeared for a hearing before the Nasdaq Hearings Panel (the “Panel”), in which we requested a further stay of any suspension or delisting action to enable us to regain compliance with the Listing Rule. The Panel has not yet issued a final decision. In addition, on June 3, 2024, we received a notice from Nasdaq indicating that, because we had not yet held our annual meeting of stockholders (the “2023 Annual Meeting”) within twelve months of our fiscal year end, the Company is not in compliance with the requirements for continued listing under Nasdaq Listing Rule 5620.

On August 9, 2024, we made the late filing of this Quarterly Report on Form 10-Q, as well as the Quarterly Reports on Form 10-Q for the periods ending August 27, 2023 and November 26, 2023. However, we have not yet filed our Annual Report on Form 10-K for the fiscal year ended May 26, 2024 (the “2024 Annual Report”), and we anticipate filing a Notice of Late Filing pursuant to Rule 12b-25 with respect to the 2024 Annual Report. Based on those facts, as well as our history of noncompliance with the Nasdaq Listing Rules related to filing our periodic reports (as has been previously disclosed), Nasdaq may proceed at any time with the process of delisting of our common stock. If Nasdaq does proceed with the process of delisting our common stock, pursuant to the Nasdaq Listing Rules, we understand that Nasdaq would promptly halt trading of our common stock, and, absent any permitted appeal, would submit an application on Form 25 to the SEC to delist our common stock. Pursuant to the Nasdaq Listing Rules, we understand that we would be entitled to appeal the determination to the Nasdaq Listings Council for up to 15 calendar days after the determination, but such appeal would not operate as a stay of the determination.

We continue to work diligently to file the 2024 Annual Report as soon as practicable and intend to hold the 2023 Annual Meeting on August 15, 2024. However, there can be no assurance as to whether or when the Company will file the 2024 Annual Report or hold the 2023 Annual Meeting, and there can be no assurance that that the Nasdaq Listings Council will grant the Company’s appeal or that Nasdaq will reinstate trading of the Company’s common stock on Nasdaq, even if the 2024 Annual Report is filed and the 2023 Annual Meeting is held before the expiration of any available appeals deadline.

A delisting of our common stock from Nasdaq (whether or not our common stock is subsequently listed on any of the marketplaces of the OTC Markets Group (the “OTC Markets”) thereafter) could have significant adverse impacts on our business, financial condition, results of operations and cash flows by, among other things: reducing the liquidity, public float and market price of our common stock; reducing the number of investors, including institutional investors, willing to hold or acquire our common stock, which could negatively impact our ability to raise equity; decreasing the amount of news and analyst coverage relating to us; limiting our ability to issue additional securities, obtain additional financing or pursue strategic restructuring, refinancing or other transactions; and impacting our reputation and, as a consequence, our ability to attract new business. In addition, the delisting of our common stock from Nasdaq could constitute a breach of many of our existing material arrangements (whether or not our common stock is subsequently listed on any of the OTC Markets), including the terms of our credit facilities, the terms of our Convertible Preferred Stock and related Registration Rights Agreement. If a delisting of our common stock were to cause us to violate our obligations under our credit facilities, such occurrence could trigger an event of default, which could have significant adverse impacts on our business, financial condition, results of operations, and cash flows.

If our common stock were to be delisted from Nasdaq, we intend to take actions to apply for listing the Company’s common stock on one of the OTC Markets. However, we understand that to be eligible for quotation on certain of the OTC Market, issuers must remain current in their filings with the SEC, and we cannot provide assurances as to when that would occur, or if it will occur at all. In addition, even if our common stock is listed on the OTC Markets, the OTC Markets are generally regarded as a less efficient trading market than Nasdaq, and being listed on the OTC Markets may not resolve any breaches that may arise under our existing material arrangements, and thus many of the same risks described above would still apply.

We are highly leveraged, and our contractual obligations may limit our operational flexibility and cash flow available to invest in the ongoing needs of our business or otherwise adversely affect our results of operations.

We are highly leveraged. As of February 25, 2024, we had approximately $160.8 million in total indebtedness and $5.7 million available for borrowing under our revolving credit facility.

We are party to two credit agreements, which contain a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, create liens, engage in transactions with affiliates, merge or consolidate with other companies, or sell substantially all of our assets. In addition, the holders of our Convertible Preferred Stock have certain consent rights over our ability to incur indebtedness above certain thresholds, which could further limit our ability to incur additional indebtedness. The Term Loan Credit Facility with Alcon also contains certain operational requirements and limitations, including that the Company’s material uncured violation of the Alcon Supply Agreement constitutes an event of default under the Term Loan Credit Facility. The terms of our credit agreements may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Our credit agreements also contain covenants related to maintaining current financial reporting and going concern maintenance. As previously disclosed, we have, in the past, determined we were not in compliance with the covenants under our credit agreements, including with respect to our timely financial reporting and going concern, which were subsequently remediated. In addition, although we have received waivers from our lenders regarding our current financial reporting delays, there can be no assurances that we will not be in non-compliance in the future.

A failure by us to comply with the covenants specified in our credit agreements, as amended, could result in an event of default under the agreements, which would give the lenders the right to terminate their commitments to provide additional loans under our credit agreements and to declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all of our assets. As previously disclosed, we have been in noncompliance with our credit agreements in the past, and we cannot guarantee that we will be able to remain in compliance with all applicable covenants under the credit agreements in the future, that our lenders will elect to provide waivers or enter into amendments in the future, or, if the lenders do provide waivers, that those waivers will not be conditioned upon additional costs or restrictions that could materially or adversely impact our business, cash flows, results of operations, and financial condition. In addition, if the debt under our credit agreements were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately, materially and adversely affect our business, cash flows, results of operations, and financial condition, and there would be no guarantee that we would be able to find alternative financing. Even if we were able to obtain alternative financing, it may not be available on commercially reasonable terms or on terms that are acceptable to us.

The degree to which we are leveraged could have important adverse consequences to holders of our securities, including the following:
•we must dedicate a substantial portion of cash flows from operations to the payment of principal and interest on applicable indebtedness which, in turn, reduces funds available for operations, capital expenditures and growth;
•our flexibility in planning for, or reacting to, changes in the markets in which we compete may be limited;
•we may be at a competitive disadvantage relative to our competitors with less indebtedness; and
•we are rendered more vulnerable to general adverse economic and industry conditions.

In addition, our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to enable us to make payments on our debt, fund other liquidity needs, and make planned capital expenditures.

We have limited capital and may need to raise additional capital in the near future.

We anticipate the need to raise additional capital to execute on our strategies for growth and to fund our significant capital expenses. We may be unable to obtain additional capital when required or on favorable terms. Future capital expenditures, including the installation of our fillers, our exploration, development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) have required, and are anticipated to continue to require, a substantial amount of additional capital and cash flow.

We may pursue sources of additional capital through various financing transactions or arrangements, including equity financing, collaboration, strategic alliances or licensing arrangements, debt financing or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our growth strategies and budgeted capital expenditures, which could have significant adverse impacts on our business, financial condition, results of operations, and cash flows.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both generally and in our industry in particular), our recent operating and delinquent reporting history, our risk of delisting, our prospects for expansion, and the recently announced changes to our Board and key employees. Further, the holders of our Convertible Preferred Stock are entitled to certain participation rights with respect to any equity financing (subject to certain limitations) and certain consent rights related to further increases in indebtedness or other material transactions, in each case, as further described under the applicable documents related thereto, which could adversely impact the Company’s ability to obtain financing terms on desirable terms, or at all. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, third parties may be reluctant to provide the services we need in order to operate and we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders. Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. In addition, the holders of the Convertible Preferred Stock, by virtue of their anti-dilutive protections and participation rights, may cause such an equity raise to be further dilutive to the Company’s other existing stockholders, and potentially create further consolidation of ownership among our largest stockholders. In addition, the terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

If we raise additional funds through collaboration, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that are not favorable to us. Debt financing, if available, would result in increased fixed payment obligations, may be subject to consent requirements from our lenders and holders of Convertible Preferred Stock and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt or making capital expenditures.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely impact our financial condition.

We may be adversely impacted by the terms of our refinancing transactions with Alcon and by Alcon’s concentrated relationship with us as a significant customer of ours and as our lender.

As further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources—Debt,” in May 2023, we entered into Refinancing Transactions with Alcon, a significant customer of the Company, pursuant to which Alcon agreed to become the Company’s lender under the New Term Loan Credit Facility. On May 3, 2023, the Company also entered into the Alcon Supply Agreement with Alcon, which amended and restated certain existing supply agreements entered into between the Company and Alcon related to the Company’s manufacture and supply of HA for Alcon, which significantly expanded the anticipated commercial relationship between the Company and Alcon. As publicly disclosed, we also have other commercial arrangements with Alcon. As a result of these transactions, the Company may be subject to risks related to the nature and significance of this relationship. For example, given the increased scope of the customer relationship and the relative increased customer concentration, the Company’s revenues and operational results may become more reliant on the success and health of that relationship, including on Alcon’s continued ability and desire to use the Company for the manufacture and supply of HA, and give them greater influence over the Company’s operations generally.

Additionally, Alcon has not traditionally acted as a lender, and, as a result, the Company may be subject to risks related to the unique nature of the relationship between the Company and Alcon, including the fact that Alcon may not have the same motivations, incentives and practices as a traditional lender. For example, pursuant to the terms of the Term Loan Credit Facility, the Company’s material uncured violation of the Alcon Supply Agreement constitutes an event of default under the Term Loan Credit Facility. Similarly, if Alcon were to foreclose on the assets owned under the Equipment Sale and Leaseback Agreement and prevent us from use of those assets, our ability to service other customers would be severely hindered. Any of those effects could have a material adverse effect on the Company’s business, prospects, financial condition, results of operations, and cash flows.

Actions of activist stockholders could be disruptive and costly, and the possibility that activist stockholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business.

In June 2024, we entered into cooperation agreements with various existing stockholders of the Company, including 22NW, who had previously submitted a nomination proposal to elect six directors to the Board and to hold a special meeting to address certain stockholder proposals, pursuant to which we agreed to the appointment of certain Board observers and Board members and other changes to the composition and structure of the Board and its committees, in return for certain customary confidentiality and standstill provisions. The Company also previously entered into similar arrangements with Legion Partners and Wynnefield Capital. Each of 22NW, Legion Partners and Wynnefield Capital (and their respective affiliates) continue to beneficially own significant percentages of the Company’s common stock, including beneficially owning Convertible Preferred Stock. Although the cooperation agreements contained standstill provisions with respect to customary governance-related activism, it did not contain a release from litigation claims, and thus 22NW or other investors remain able to bring such claims against the Company. These negotiations resulted in substantial costs for us, and future activism may similarly create substantial costs for us in the future.

Activist investors may attempt to effect changes in our strategic direction and how we are governed, or to acquire control over us. Some investors seek to increase short-term stockholder value by advocating corporate actions, such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. In addition, holders of Convertible Preferred Stock may have interests that are different from, or may conflict with, those of other stockholders. While we welcome varying opinions from all stockholders, activist campaigns that contest or conflict with our strategic direction could have an adverse effect on our financial condition, results of operations and cash flows, as responding to proxy contests and other actions by activist stockholders can disrupt our operations, be costly and time-consuming, and divert the attention of our Board and senior management from the pursuit of business strategies.

In addition, perceived uncertainties as to our future direction as a result of changes to the composition of our Board may lead to the perception of a change in the direction of the business, instability or lack of continuity, which may be exploited by our competitors, may cause concern to our current or potential customers, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

We have identified material weaknesses in our internal control over financial reporting, which if not remediated, could adversely affect our business.

As previously disclosed, material weaknesses in our internal control over financial reporting have been identified, which have not been remediated. In addition, as previously disclosed, material weaknesses have been identified in our internal control over financial reporting in the past, which have not been remediated. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls or if we experience difficulties in their implementation, our business and financial results could be harmed, and we could fail to meet our financial reporting obligations. As part of preparing our fiscal year 2022 consolidated financial statements, we identified errors in management’s conclusions regarding the presentation of certain amounts related to discontinued operations as a result of the Eat Smart Disposition and impairment charges relates to the Company’s former Curation Foods businesses, which resulted in errors in our previously reported consolidated balance sheets and quarterly statements of operations presented in our fiscal year 2022 third quarter and fiscal year 2022 consolidated financial statements. If the steps we take do not remediate the material weakness in a timely manner, we may be unable to conclude in the future that we maintain effective internal control over financial reporting. The material weaknesses and the remediation thereof have caused, and are expected in the future to cause, us to incur significant accounting, legal, and other advisory costs and expenses, and substantial time from our management time and employees.

See Part 1, Item 4., “Controls and Procedures,” in this Quarterly Report on Form 10-Q for additional information regarding the identified material weaknesses and our actions to date to remediate the material weaknesses. The implementation of procedures to remediate the material weaknesses is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot be certain that these measures will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be identified in the future. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our securities to decline.

Our Convertible Preferred Stock has rights, preferences, and privileges that are not held by, and are preferential to, the rights of holders of our common stock.

We have issued Convertible Preferred Stock, which have rights, preferences and privileged that are not held by, and are preferential to, the Company’s common stock, including with respect to dividends, distributions and payments on liquidation, winding up and dissolution, which could adversely impact the rights of the holders of the Company’s common stock. In addition, subject to the terms of the Certificate of Designations, the holders of Convertible Preferred Stock are entitled to designate two members of the Board, to vote on an as-converted basis with the Company’s common stock, and to separate consent rights over certain matters. These rights, combined with the fact that ownership of the Convertible Preferred Stock is highly concentrated, provide the holders of the Convertible Preferred Stock with significant influence over the Company. This influence may increase over time, as the Convertible Preferred Stock entitles the holders thereof to dividends that are paid in kind, which increases the holders’ ownership of Convertible Preferred Stock, and thus, beneficial ownership of the Company, subject to the limitations set forth in the agreements governing the Convertible Preferred Stock. The holders of the Convertible Preferred Stock may have interests that are different from those of the holders of common stock, and could adversely impact the Company’s ability to effectuate its strategic initiatives and operate its business. For example, see “—Actions of activist stockholders could be disruptive and costly, and the possibility that activist stockholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business” and “—Our failure to timely file certain periodic reports with the SEC and our prior restatements have had, and may in the future have further, material adverse consequences to our business, our financial condition, results of operations and our cash flows.”

In addition, the conversion price of the Convertible Preferred Stock may be adjusted in connection with certain dilutive events, including in the event of subsequent equity offerings at a price below the current conversion price. These rights could adversely impact the Company’s access to equity capital, and otherwise compound the dilutive effects of future equity raises by the Company. See “—We have limited capital and will need to raise additional capital in the near future.”

The Board may issue additional Convertible Preferred Stock in the future, or could authorize the issuance of new securities with priority as to dividends, distributions and payments on liquidation, winding up and dissolution over the rights of the holders of our common stock, all of which could further enhance or expand the risks described above.
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
10.1
Limited Waiver and First Amendment to that certain Credit and Guaranty Agreement, dated May 22, 2023, by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and Alcon Research, LLC, as lender, administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 5, 2024).

10.2
Limited Waiver and Sixth Amendment to that certain Credit Agreement, dated December 31, 2020, by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and BMO Harris Bank, N.A., as lender and administrative agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on January 5, 2024).

10.3
Amended and Restated Contract Manufacturing Agreement, dated December 31, 2023, by and between Lifecore Biomedical, Inc. and Alcon Research, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company on January 5, 2024).

10.4
Amendment No. 1 to that certain Amended and Restated Supply Agreement, dated May 3, 2023, by and between Lifecore Biomedical, Inc. and Alcon Research, LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company on January 5, 2024).

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