Form 10-K
period 2024-05-26
LIFECORE BIOMEDICAL, INC. \DE\
filed 2024-08-26
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 26, 2024, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $153,865,000 as of November 26, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on the NASDAQ Global Select Market reported for such date.
As of August 23, 2024, there were 30,898,255 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

LIFECORE BIOMEDICAL, INC.
ANNUAL REPORT ON FORM 10-K

Cautionary Note About Forward-Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. Words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and similar expressions are used to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Potential risks and uncertainties include, without limitation, the timing and expenses associated with operations, the ability to achieve acceptance of our new products in the marketplace, government regulations affecting our business, the timing of regulatory approvals, the impact of adverse and uncertain economic conditions in the U.S. and international markets, the mix between domestic and international sales, and those other risks mentioned in Item 1A. “Risk Factors” of this report.
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

PART I

Item 1.    Business
Corporate Overview
Lifecore Biomedical, Inc. and its subsidiaries (“Lifecore”, the “Company”, “we” or “us”) is a fully integrated contract development and manufacturing organization (“CDMO”) that offers highly differentiated capabilities in the development, fill and finish of sterile injectable pharmaceutical products in syringes, vials and cartridges, including complex formulations. As a leading manufacturer of premium, injectable grade sodium hyaluronic (“HA”) in bulk form as well as formulated and filled syringes and vials for injectable products used in treating a broad spectrum of medical conditions and procedures. Lifecore uses its fermentation process and aseptic formulation and filling expertise to be a leader in the development of HA-based products for multiple applications and to take advantage of non-HA device and drug opportunities which leverage its expertise in manufacturing and aseptic syringe filling capabilities. Lifecore CDMO provides product development services to its partners for HA-based, as well as non-HA based, aseptically formulated and filled products. These services include activities such as technology development, material component changes, analytical method development, formulation development, pilot studies, stability studies, process validation and production of materials for clinical studies. The Company brings more than 40 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market.
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
Deliver consistent quality:
Lifecore has built a world class quality and regulatory system that is demonstrated in its results, processes and customer relationships. With over 38 years of a superior track record with global regulatory bodies (FDA (as defined below), EMA, ANVISA, etc.), Lifecore is the partner of choice for companies looking for proven experience in delivering QbD, cGMP compliance, and manufacturing excellence with pharmaceutical elegance and quality. Lifecore’s world class quality and regulatory system and excellent track record with the global regulatory bodies ensure partners that they will safely bring innovative therapies to market.
We are focused on driving profitable growth with product development and manufacturing of sterile injectable products. Lifecore seeks to expand its presence in the CDMO marketplace by partnering with biopharmaceutical and biotechnology companies to bring their unique therapies to market. Lifecore’s goal of continuing success will be to execute on its three strategic priorities:
1) Managing Business Development Pipeline: Accelerate product development activities for virtual, small and large biopharmaceutical and biotechnology companies in various stages of the product lifecycle, spanning clinical development stage to commercialization, which aligns with the business’ overall product development strategy.
2) Maximizing Capacity: Meet customer demand by maximizing capacity in the syringe, vial and cartridge multi-purpose filler production line to significantly increase the number of products produced.
3) Advancing Product Commercialization: Continue to seek out opportunities to advance customers’ late-stage product development activities by supporting their clinical programs and commercial process scale-up activities.
The Company’s principal executive offices are located at 3515 Lyman Boulevard, Chaska, Minnesota 55318, and the telephone number is (952) 368-4300.

Reportable Segments
The Company operates in one reportable segment: Lifecore, which is described in further detail below. This is based on the objectives of the business and how our Chief Operating Decision Maker (“CODM”), the President and Chief Executive Officer, regularly reviews and manages the business, monitors operating performance and allocates resources.

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
Lifecore’s facilities in Chaska, Minnesota are used for the HA and non-HA manufacturing process, formulation, aseptic syringe, vial and cartridge filling, analytical services, secondary packaging, warehousing raw materials and finished goods, and distribution. Lifecore provides versatility in the manufacturing of various types of finished products and supplies several different forms of HA and non-HA products in a variety of molecular weight fractions as powders, solutions and gels, and in a variety of bulk and single-use finished packages. The Company believes that its current manufacturing capacity plan will be sufficient to allow it to meet the needs of its current customers for the foreseeable future.

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

Government Regulation
The Food and Drug Administration (“FDA”) regulates and/or approves the clinical trials, commercial production, manufacturing, labeling, distribution, import, export, sale and promotion of medical devices and drug products in or from the United States. Some of the Company’s and its customers’ products are subject to extensive and rigorous regulation by the FDA, which regulates some of the products as medical devices or drug products, that in some cases require FDA approval or clearance, prior to U.S. distribution of Pre-Market Approval for device products, or New Drug Applications for drug products, or Pre-Market Notifications, or other submissions and by foreign countries, which regulate some of the products as medical devices or drug products.
Other regulatory requirements are placed on the design, manufacture, processing, packaging, labeling, distribution, record-keeping and reporting of a medical device or drug products and on the quality control procedures. For example, medical device and drug manufacturing facilities are subject to periodic inspections by the FDA and other international regulatory agencies to assure compliance with device and/or drug requirements, as applicable. The FDA and other international regulatory agencies may conduct pre-approval inspections for device and drug product introductions. For device and drug products, the company that owns the product submission is required to submit an annual report and also to obtain approval, as applicable, for modifications to the device, drug product, or its labeling. FDA also maintains adverse event reporting requirements for drug products, among other post-market regulatory requirements.

Human Capital

Our Mission
The strength of our team and our workplace culture is essential to our ability to achieve our broader mission. Attracting, developing and retaining exceptional employees is vitally important to us, and we invest in creating a differentiated culture for our team that enables continuous innovation at scale. We want to be a force for good, a team that is helping to improve the quality of life for our customers and employees. As of May 26, 2024, the Company had 524 full-time employees, of whom 484 were dedicated to research, development, manufacturing, quality control and regulatory affairs, and 40 were dedicated to sales, marketing and administrative activities. Substantially all of our employees are located in the United States. None of our employees are represented by labor unions or collective bargaining agreements. Lifecore intends to recruit additional personnel in connection with the development, manufacturing and marketing of its products.
On July 8, 2024, we implemented a strategic reduction of the Company’s workforce (the “Workforce Reduction Plan”) to terminate 46 full-time employees of the Company, representing approximately 9% of the Company’s workforce, as part of an initiative to strategically optimize the Company’s cost structure. In connection with the Workforce Reduction Plan, the Company estimates that it will incur termination benefit costs of approximately $1.0 million, which primarily consist of one-time severance benefits. These costs are expected to be incurred in the first quarter of fiscal year 2025 and paid during both the first and second quarters of fiscal year 2025.
Our Employee Engagement and Culture
Our hiring process has been designed to provide an equitable candidate experience, facilitate the inclusion of new perspectives, foster innovation and creativity and leverage technology and data analytics to address gaps in representation.
We provide training to our employees in the areas of safety and human resources along with production area specific training. Individual training plans for continued growth are developed between employees and supervisors or managers. Frontline supervision workers at factory locations are provided improvement tools for training, as well as employee interface training.
We seek to empower our employees to own their career path and seek out training programs to take them to the next level. We are currently in the process of developing a platform for growth opportunities and ways to understand and communicate career pathways. We have also invested in our training and development programs and infrastructure for our employees.

Available Information
Lifecore’s website is www.lifecore.com. Lifecore makes available free of charge copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the SEC. In addition, these materials may be obtained at the website maintained by the SEC at www.sec.gov. The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Item 1A.    Risk Factors
Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business, prospects, financial condition and results of operations, any of which could subsequently have an adverse effect on the trading price of our common stock, par value $0.001 per share (“Common Stock”), and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors in its entirety, in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-K and our other public filings with the SEC. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations in future periods.

Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks related to our business and operations, risks related to ownership of our Common Stock, and general risks, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary, as well as elsewhere in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

•We have identified material weaknesses in our internal control over financial reporting, which if not remediated, could adversely affect our business.
•We are highly leveraged, and our contractual obligations may limit our operational flexibility and cash flow available to invest in the ongoing needs of our business or otherwise adversely affect our results of operations.
•We have limited capital and will need to raise additional capital in the immediate future.
•Our failure to timely file certain periodic reports with the SEC and our prior restatements have had, and may in the future have further, material adverse consequences to our business, our financial condition, results of operations and our cash flows.
•A significant portion of our revenue has been concentrated on a few large customers, including Alcon, one of our primary lenders. Cancellations or delays of orders by our customers may adversely affect our business and the sophistication and buying power of our customers could have a negative impact on profits.

•Actions of activist stockholders could be disruptive and costly, and the possibility that activist stockholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business.
•Our sale of some products may expose us to product liability claims.
•We are subject to increasing competition in the marketplace.
•If we are unable to secure contract manufacturers with capabilities to produce the products that we require, our CDMO services are highly complex and failure to provide quality and timely services to our CDMO customers, could adversely impact our business.
•We may be adversely impacted by the terms of our refinancing transactions with Alcon and by Alcon’s concentrated relationship with us as a significant customer of ours and as our lender.
•Our operations are subject to regulations that directly impact our business.
•Our stockholder value creation program may not have the anticipated results we intended, expose us to additional restructuring costs and operational risks, and may be negatively perceived in the markets.
•We may not be able to achieve acceptance of our new products in the marketplace.
•We have a concentration of manufacturing and may have to depend on third parties to manufacture our products.
•Potential indemnification obligations related to divestitures made in connection with the sale transactions related to Project SWIFT may have a material adverse effect on our business, financial condition and results of operations.
•Our dependence on single-source suppliers and service providers may cause disruption in our operations should any supplier fail to deliver materials.
•Our profitability is dependent upon our ability to obtain appropriate pricing for our products and to control our cost structure.
•We depend on our infrastructure to have sufficient capacity to handle our on-going production needs.
•We depend on strategic partners and licenses for future development.
•Any new business acquisition will involve uncertainty relating to integration.
•Our future operating results are likely to fluctuate which may cause our stock price to decline.
•Our stock price may fluctuate in response to various conditions, many of which are beyond our control.
•Our Convertible Preferred Stock has rights, preferences, and privileges that are not held by, and are preferential to, the rights of holders of our Common Stock.
•We have never paid any dividends on our Common Stock.
•Our corporate organizational documents and Delaware law have anti-takeover provisions that may inhibit or prohibit a takeover of us and the replacement or removal of our management.
•Our business and operations could be negatively affected if it becomes subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact its stock price.
•Our Common Stock may be delisted from Nasdaq, which could significantly adversely affect us, our business, and the value and liquidity of our Common Stock.
•Changes to U.S. trade policy, tariff and import/export regulations may have a material adverse effect on our business.
•We may be exposed to employment-related claims and costs that could materially adversely affect our business.
•We may be subject to unionization, work stoppages, slowdowns or increased labor costs.
•We are dependent on our key employees and if one or more of them were to leave, we could experience difficulties in replacing them, or effectively transitioning their replacements and our operating results could suffer.
•Our reputation and business may be harmed if our computer network security or any of the databases containing our trade secrets, proprietary information or the personal information of our employees, or those of third parties, are compromised.
•We depend on our intellectual property, and we may be unable to adequately protect our intellectual property rights or may infringe intellectual property rights of others.
•We have access to certain intellectual property and information of our customers and suppliers, and failure to protect that intellectual property or information could adversely affect our future growth and success.
•The global economy is experiencing continued volatility, which may have an adverse effect on our business.
•Litigation costs and the outcome of litigation could have a material adverse effect on our business.
•Increasing attention to Environmental, Social, and Governance (“ESG”) matters may impact our business, financial results or stock price.

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
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls or if we experience difficulties in their implementation, our business and financial results could be harmed, and we could fail to meet our financial reporting obligations. Management assessed the effectiveness of our internal control over financial reporting as of May 26, 2024. In making this assessment, we identified deficiencies in the internal control over financial reporting that aggregated to material weaknesses in certain components of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework. As a result, our control activities were ineffective and represent a material weakness. Additionally, material errors in the Company's financial statements were identified in the 2023 Annual Report, primarily relating to the areas of inventory valuation, the capitalization of interest on assets under construction, recording of development revenue and related cost of sales, the presentation of certain operating costs and expenses of continuing operations and discontinued operations, and the write off of other receivables of the Company’s former Curation Foods businesses that were not collectible prior to the fiscal year periods presented in the consolidated financial statements. If the steps we take do not remediate the material weakness in a timely manner, we may be unable to conclude in the future that we maintain effective internal control over financial reporting. The material weaknesses and the remediation thereof have caused, and are expected in the future to cause, us to incur significant accounting, legal, and other advisory costs and expenses, and substantial time from our management time and employees. See Item 9A., “Controls and Procedures,” in this Annual Report on Form 10-K for additional information regarding the identified material weaknesses and our actions to date to remediate the material weaknesses.
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
We are highly leveraged. As of May 26, 2024, we had approximately $164.5 million in total indebtedness and $12.3 million available for borrowing under our revolving credit facility.
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
We have limited capital and will need to raise additional capital in the immediate future.
We anticipate the need to raise additional capital to execute on our strategies for growth and to fund our significant capital expenditures. We may be unable to obtain additional capital when required or on favorable terms. Future capital expenditures, including the installation of our fillers, our exploration, development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) have required, and are anticipated to continue to require, a substantial amount of additional capital and cash flow. In addition, the Revolving Credit Facility matures on December 31, 2025, which, if not extended, will need to be refinanced.
We may pursue sources of additional capital through various financing transactions or arrangements, including equity financing, collaboration, strategic alliances or licensing arrangements, debt financing or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our growth strategies and budgeted capital expenditures, which could have significant adverse impacts on our business, financial condition, results of operations, and cash flows. In addition, if we do not succeed in raising additional capital in the near-term, we may determine in subsequent periods that substantial doubt exists as to our ability to continue as a going concern for the year following the reporting of our financial statements for such period, which management must assess in connection with the issuance of its financial statements for each period based on the events and conditions at that time (including any significant indebtedness that may become due during that year, such as the Revolving Credit Facility, as noted above). If we were to make that determination in connection with the filing of any subsequent periodic report, it our ability to continue as a going concern for the year following the reporting of our financial statements for such period, which management must assess in connection with the issuance of its financial statements for each period based on the events and conditions at that time (including any significant indebtedness that may become due during that year, such as the Revolving Credit Facility, as noted above). If we were to make that determination in connection with the filing of any subsequent periodic report, it would cause a violation of our covenants under our credit agreements, as well as other significant adverse impacts to us, including but not limited to harm to our reputation, investor confidence, customer relationships, relationships with our lenders, and the willingness for third parties to do business with us on favorable terms, or at all, in the future, costs and distractions for management and the business, and additional challenges in raising capital on favorable terms, or at all.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both generally and in our industry in particular), our recent operating and delinquent reporting history, our risk of delisting, our prospects for expansion, and the recently announced changes to our Board and key employees. Further, the holders of our Convertible Preferred Stock are entitled to certain participation rights with respect to any equity financing (subject to certain limitations) and certain consent rights related to further increases in indebtedness or other material transactions, in each case, as further described under the applicable documents related thereto, which could adversely impact the Company’s ability to obtain financing terms on favorable terms, or at all. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, third parties may be reluctant to provide the services we need in order to operate and we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms.
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
As previously publicly disclosed, we have failed to timely file certain of our periodic reports with the SEC. We failed to timely file our Annual Report on Form 10-K for the fiscal year ended May 28, 2023, which we filed late on March 20, 2024. We failed to timely file our Quarterly Reports on Form 10-Q for the periods ending August 27, 2023, November 26, 2023, and February 25, 2024, which we filed late on August 9, 2024.
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
Our failure to timely file certain periodic reports with the SEC and our prior restatements have had, and may in the future have further, material adverse consequences to, and pose significant risk to, our business, which could materially and adversely affect our business, our financial condition, our results of operations and our cash flows. These adverse consequences include, but are not limited to, the potential delisting of our Common Stock on the Nasdaq Stock Exchange (“Nasdaq”), stockholder litigation, SEC investigations, stockholder activism, violations of our obligations under our existing material arrangements, including our credit agreements and the terms of our Convertible Preferred Stock, our ability to raise capital on attractive terms, or at all, significant fluctuations in the value of our Common Stock, among others. See the following Risk Factors “-Our Common Stock may be delisted from Nasdaq, which could significantly adversely affect us, our business, and the value and liquidity of our Common Stock;” “-Actions of activist stockholders could be disruptive and costly, and the possibility that activist stockholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business;” “-We have limited capital and expect to need to raise additional capital in the near future;” and “-We are highly leveraged, and our contractual obligations may limit our operational flexibility and cash flow available to invest in the ongoing needs of our business or otherwise adversely affect our results of operations” for more information.

Our failure to timely file certain periodic reports with the SEC and our prior restatements have subjected us to, and may in the future, subject us to further, stockholder litigation or governmental or regulatory investigations. For example, as further described “Note 9 – Commitments and Contingencies - SEC Subpoena” to our unaudited consolidated financial statements contained in this Annual Report on Form 10-K, on February 16, 2024, the Chicago Regional Office of the SEC issued a subpoena to the Company seeking documents and information concerning the Restatement. Also, as further described “Note 12- Subsequent Events-Class Action Complaint” to our unaudited consolidated financial statements contained in this Annual Report on Form 10-K, on July 29, 2024, shareholder David Carew filed a putative class action complaint on behalf of our stockholders in the United States District Court of Minnesota, captioned Carew v. Lifecore Biomedical, Inc., et. al., No. 0:24-cv-03028 (D. Minn. 2024), against us and certain of our current and prior named executive officers (the “Defendants”). The complaint generally alleges that statements made to our shareholders between October 7, 2020 and March 19, 2024 regarding our financial results, internal controls, remediation efforts, periodic reporting, and financial prospects were false and misleading in violation of Section 10(b) of the Exchange Act, and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs, and attorneys’ fees. In addition, in March 2024, one of our stockholders, 22NW, LP (“22NW”), threatened to bring claims against us relating to its acquisition of economic interests in the Company, including its investment in the Convertible Preferred Stock. We have incurred, and may be required in future to incur further, significant legal fees and other expenses related to this threatened litigation by 22NW, the Carew securities class action lawsuit, and the SEC investigation. In addition, any adverse determination in any of these matters could expose us to significant liabilities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We also may fail to be timely on our future filings, which, in addition to the risks and consequences described above, may create further harm to us. For example, as further described in “Note 2-Convertible Preferred Stock-Registration Rights Agreement” to our unaudited condensed consolidated financial statements contained in this Annual Report on Form 10-K, we have been incurring penalty fees owed to holders of our Convertible Preferred Stock under the Registration Rights Agreement as a result of our failure to maintain effectiveness of the registration statement related to the registration of the shares of Common Stock issuable upon the conversion of the Convertible Preferred Stock, and we expect to continue to incur those fees unless or until we are able to become current on our periodic reports, and are thus able to request effectiveness for the registration statement. In addition, the holders of Convertible Preferred Stock may raise additional claims resulting from the Company’s inability to timely and accurately report its financial information, which could cause further harm to the Company and its stockholders, all of which could materially and adversely affect to our business, our financial condition, results of operations and cash flows.
A significant portion of our revenue has been concentrated on a few large customers, including Alcon, one of our primary lenders. Cancellations or delays of orders by our customers may adversely affect our business and the sophistication and buying power of our customers could have a negative impact on profits.
During the fiscal year ended May 26, 2024, the Company had sales concentrations of 10% or greater from two customers within the Lifecore segment, including Alcon, which is also one of our primary lenders. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our revenues. We may experience changes in the composition of our customer base as we have experienced in the past. The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers, whether through competition, consolidation, or otherwise, could materially and adversely affect our business, operating results, and financial condition. In addition, since some of the products processed by Lifecore are sole sourced to customers, our operating results could be adversely affected if one or more of our major customers were to develop other sources of supply. Our current customers may not continue to place orders, orders by existing customers may be canceled or may not continue at the levels of previous periods, or we may not be able to obtain orders from new customers.
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

If we are unable to secure contract manufacturers with capabilities to produce the products that we require, as our CDMO services are highly complex, our failure to provide quality and timely services to our CDMO customers could adversely impact our business.

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

As described elsewhere in this Annual Report on Form 10-K, in May 2023, we entered into Refinancing Transactions with Alcon, a significant customer of the Company, pursuant to which Alcon agreed to become the Company’s lender under the New Term Loan Credit Facility. On May 3, 2023, the Company also entered into the Alcon Supply Agreement with Alcon, which amended and restated certain existing supply agreements entered into between the Company and Alcon related to the Company’s manufacture and supply of HA for Alcon, which significantly expanded the anticipated commercial relationship between the Company and Alcon. As publicly disclosed, we also have other commercial arrangements with Alcon. As a result of these transactions, the Company may be subject to risks related to the nature and significance of this relationship. For example, given the increased scope of the customer relationship and the relative increased customer concentration, the Company’s revenues and operational results may become more reliant on the success and health of that relationship, including on Alcon’s continued ability and desire to use the Company for the manufacture and supply of HA, and give them greater influence over the Company’s operations generally.

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

Our future operating results are likely to fluctuate, which may cause our stock price to decline.

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
•the timing of consumer demand; and
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

We have issued Convertible Preferred Stock, which have rights, preferences and privileges that are not held by, and are preferential to, the Company’s Common Stock, including with respect to dividends, distributions and payments on liquidation, winding up and dissolution, which could adversely impact the rights of the holders of the Company’s Common Stock. In addition, subject to the terms of the Certificate of Designations, the holders of Convertible Preferred Stock are entitled to designate two members of the Board, to vote on an as-converted basis with the Company’s Common Stock, and to separate consent rights over certain matters. These rights, combined with the fact that ownership of the Convertible Preferred Stock is highly concentrated, provide the holders of the Convertible Preferred Stock with significant influence over the Company. This influence may increase over time, as the Convertible Preferred Stock entitles the holders thereof to dividends that are paid-in-kind (“PIK”), which increases the holders’ ownership of Convertible Preferred Stock, and thus, beneficial ownership of the Company, subject to the limitations set forth in the agreements governing the Convertible Preferred Stock. The holders of the Convertible Preferred Stock may have interests that are different from those of the holders of Common Stock, and could adversely impact the Company’s ability to effectuate its strategic initiatives and operate its business. For example, see “-Actions of activist stockholders could be disruptive and costly, and the possibility that activist stockholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business” and “-Our failure to timely file certain periodic reports with the SEC and our prior restatements have had, and may in the future have further, material adverse consequences to our business, our financial condition, results of operations and our cash flows.”

In addition, the conversion price of the Convertible Preferred Stock may be adjusted in connection with certain dilutive events, including in the event of subsequent equity offerings at a price below the current conversion price. These rights could adversely impact the Company’s access to equity capital, and otherwise compound the dilutive effects of future equity raises by the Company. See “-We have limited capital and will need to raise additional capital in the near future.”

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

Our business and operations could be negatively affected if it becomes subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Common Stock or other reasons may in the future cause it to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and Board’s attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

On August 9, 2024, we made the late filing of our Quarterly Reports on Form 10-Q for the periods ending August 27, 2023, November 26, 2023, and February 25, 2024. Additionally, on August 15, 2024, we held the 2023 Annual Meeting and regained compliance with Nasdaq Listing Rule 5620. With our filing of this Annual Report on Form 10-K, we have regained compliance with Nasdaq Listing Rule 5250(c)(1). However, based on our history of noncompliance with the Nasdaq Listing Rules related to filing our periodic reports (as has been previously disclosed), we can provide no assurances that Nasdaq will not proceed with the process of delisting our Common Stock if we fail to remain in compliance with Nadaq’s Listing Rules. If Nasdaq does proceed with the process of delisting our Common Stock, pursuant to the Nasdaq Listing Rules, we understand that Nasdaq would promptly halt trading of our Common Stock, and, absent any permitted appeal, would submit an application on Form 25 to the SEC to delist our Common Stock. Pursuant to the Nasdaq Listing Rules, we understand that we would be entitled to appeal the determination to the Nasdaq Listings Council for up to 15 calendar days after the determination, but such appeal would not operate as a stay of the determination.

There can be no assurance as to whether the Company will remain compliant with the Nasdaq Listing Rules. A delisting of our Common Stock from Nasdaq (whether or not our Common Stock is subsequently listed on any of the marketplaces of the OTC Markets Group (the “OTC Markets”) thereafter) could have significant adverse impacts on our business, financial condition, results of operations and cash flows by, among other things: reducing the liquidity, public float and market price of our Common Stock; reducing the number of investors, including institutional investors, willing to hold or acquire our Common Stock, which could negatively impact our ability to raise equity; decreasing the amount of news and analyst coverage relating to us; limiting our ability to issue additional securities, obtain additional financing or pursue strategic restructuring, refinancing or other transactions; and impacting our reputation and, as a consequence, our ability to attract new business. In addition, the delisting of our Common Stock from Nasdaq could constitute a breach of many of our existing material arrangements (whether or not our Common Stock is subsequently listed on any of the OTC Markets), including the terms of our credit facilities, the terms of our Convertible Preferred Stock and related Registration Rights Agreement. If a delisting of our Common Stock were to cause us to violate our obligations under our credit facilities, such occurrence could trigger an event of default, which could have significant adverse impacts on our business, financial condition, results of operations, and cash flows.

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
Cyberattacks or security breaches could compromise our confidential business information, cause a disruption in the Company’s operations or harm our reputation. We maintain numerous information assets, including intellectual property, trade secrets, banking information and other sensitive information critical to the operation and success of our business on computer networks, and such information may be compromised in the event that the security of such networks is breached. We also maintain confidential information regarding our employees and job applicants, including personal identification information. The protection of employee and company data in the information technology systems we utilize (including those maintained by third-party providers) is critical. Despite the efforts by us to secure computer networks utilized for our business, security could be compromised, confidential information, such as Company information assets and personally identifiable employee information, could be misappropriated, or system disruptions could occur, and there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.
In addition, cyberattacks on our customers or vendors could disrupt our ability to procure product from our vendors or our customers’ ability to order our products, and may negatively impact our reputation. Any of these occurrences could disrupt our business, result in potential liability or reputational damage, or otherwise have an adverse effect on our financial results.
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
From time to time, we have been subject to, and may in the future be subject to, litigation claims regarding, but not limited to, employment matters, safety standards, product liability, security of customer and employee personal information, contractual relations with vendors, marketing and infringement of trademarks and other intellectual property rights, and compliance with laws. Litigation to defend ourselves against claims by third parties or enforcement actions by regulators, or to enforce any rights that we may have against third parties, has been and may continue to be necessary, which has resulted and in the future could result in substantial costs, penalties, limitations on our business and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows.
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

Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity

Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (the “NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

•development of a multi-year cybersecurity roadmap and prioritization rubric based on risk;

•a contracted third-party security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, (3) our response to cybersecurity incidents and (4) actively monitoring for threats;

•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

•cybersecurity awareness training of our employees, incident response personnel, and senior management;

•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

•a third-party risk management process for service providers, suppliers, and vendors.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Senior Vice President of Information Technology, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including the Senior Vice President of Information Technology, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes 25+ years of information management, governance and security controls for Fortune 500 organizations.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2.    Properties
As of May 26, 2024, the Company owned or leased the following principle physical properties:

Location	Ownership	Facilities
Chaska, MN	Owned	148,200 square feet of office, laboratory and manufacturing space
Chaska, MN	Leased	80,950 square feet of office, manufacturing and warehouse space
Chanhassen, MN	Leased	21,384 square feet of warehouse and office space
Leases for these leased facilities expire at various dates through the year 2033. All of our owned real property is subject to liens in favor of the lenders under our 2020 credit agreement, as amended, with BMO Harris Bank N.A. (“BMO”) as administrative agent.
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

Item 3.    Legal Proceedings
The information contained in “Part IV, Item 15. Note 9 - Commitments and Contingencies” included elsewhere in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Common Stock is traded on the NASDAQ Global Select Market under the symbol “LFCR”.
Performance graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for (1) the Company’s common stock, (2) the NASDAQ Composite and (3) the Russell 2000 Index, for the period from June 30, 2019 through June 30, 2024. The graph assumes the value of the investment in our common stock and each index was $100 on June 30, 2019 and that all dividends were reinvested. The graph plots the value of the initial $100 investment at annual intervals for the years shown. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historic stock price performance is not necessarily indicative of future stock price performance.
Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.
Index Data: Copyright Russell Investments. Used with permission. All rights reserved.
The graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Holders
As of August 23, 2024, there were approximately 46 holders of record of our Common Stock. Since certain holders are listed under their brokerage firm’s names, the actual number of stockholders is higher.
Dividends
The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.
Recent Sales of Unregistered Equity Securities
During the year ended May 26, 2024 issued a restricted stock unit (“RSU”) award with respect to 525,000 shares of its common stock and a performance stock unit (“PSU”) award for up to 1,500,000 shares of its common stock to Paul Josephs under the Company’s Equity Inducement Plan adopted on March 20, 2024 (the “Inducement Plan”). The RSU award and PSU award were granted in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The securities have not been registered under the Securities Act, and may not be offered or sold without registration or an applicable exemption from registration requirements.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements contained in Part IV, Item 15 of this report. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described in “Part I, Item 1A. Risk Factors”. Please see “Cautionary Note About Forward-Looking Statements”.

Corporate Overview
The Company is a fully integrated CDMO that offers highly differentiated capabilities in the development, fill and finish of complex sterile injectable pharmaceutical products in syringes and vials. As a leading manufacturer of premium, injectable grade HA in bulk form as well as formulated and filled syringes and vials for injectable products used in treating a broad spectrum of medical conditions and procedures. Lifecore uses its fermentation process and aseptic formulation and filling expertise to be a leader in the development of HA-based products for multiple applications and to take advantage of non-HA device and drug opportunities which leverage its expertise in manufacturing and aseptic syringe filling capabilities. Lifecore CDMO provides product development services to its partners for HA-based, as well as non-HA based, aseptically formulated and filled products. These services include activities such as technology development, material component changes, analytical method development, formulation development, pilot studies, stability studies, process validation and production of materials for clinical studies. The Company brings more than 40 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market.
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
Deliver consistent quality:
Lifecore has built a world class quality and regulatory system that is demonstrated in its results, processes and customer relationships. With over 38 years of a superior track record with global regulatory bodies (FDA, EMA, ANVISA, etc.), Lifecore is the partner of choice for companies looking for proven experience in delivering QbD, cGMP compliance, and manufacturing excellence with pharmaceutical elegance and quality. Lifecore’s world class quality and regulatory system and excellent track record with the global regulatory bodies ensure partners that they will safely bring innovative therapies to market.
Reportable Segments
The Company operates in one reportable segment: Lifecore, which is described in further detail below. This is based on the objectives of the business and how our CODM, the President and Chief Executive Officer, regularly reviews and manages the business, monitors operating performance and allocates resources.
Related Party Transactions

For a discussion of significant related party transactions, refer to “Part IV, Item 15. Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies” elsewhere in this Annual Report on Form 10-K.

Results of Operations

A discussion of changes in our results of operations and cash flows from fiscal year 2023 to fiscal year 2022 has been omitted from this Annual Report on Form 10-K, but may be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended May 28, 2023, filed with the SEC on March 20, 2024, which is available free of charge on the SEC’s website at www.sec.gov and at www.lifecore.com, by clicking “Investors” located at the top of the page. The content of any website referred to in this document is not incorporated by reference into this document.

Year Ended May 26, 2024 Compared to May 28, 2023

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

(In thousands, except percentages)	Year Ended		Change
	May 26, 2024	May 28, 2023	Amount	%
Total Revenues	$128,261	$103,269	$24,992	24%
Gross Profit	$41,850	$27,985	$13,865	50%
The increase in revenues for fiscal year 2024, compared to fiscal year 2023, was due to (i) a $20.2 million increase in CDMO revenues consisting of a $9.9 million increase related to the launch of a new commercial product and a $10.3 million increase primarily due to increased order volume from existing customers; and (ii) a $4.8 million increase in fermentation revenues due to increased order volume from existing customers.

The increase in gross profit for fiscal year 2024 compared to fiscal year 2023 was primarily due to increased revenues resulting in a favorable volume variance of $6.8 million and a favorable sales mix and adjustments to write down inventories to their net realizable value in the comparable periods driving a favorable rate variance of $7.1 million.
Gross profit margin percentage increased from 27.1% to 32.6%. The 553 basis points (“bps”) improvement is due to a 380 bps increase in CDMO gross profit margin percentage as a result of a favorable sales mix and increased customer pricing and a 189 bps increase primarily due to adjustments to write down inventories to their net realizable value in the comparable periods partially offset by a slight decrease of 16 bps in fermentation gross profit margin percentage.
Operating Expenses:

(In thousands, except percentages)	Year Ended		Change
	May 26, 2024	May 28, 2023	Amount	%
Research and Development	$8,575	$8,736	$(161)	(2)%
Selling, general and administrative	40,463	38,969	1,494	4%
Gain on sale of divested business	—	(2,108)	2,108	100%
Restructuring costs	1,656	4,184	(2,528)	(60)%
Total Operating Expenses	$50,694	$49,781	$913	2%
Research and Development (“R&D”)
R&D expenses consist primarily of product development and commercialization initiatives. R&D expenses are focused on new products and applications for HA-based and non-HA biomaterials.
The decrease in R&D expenses for fiscal year 2024 compared to fiscal year 2023 was not significant.
Selling, General and Administrative (“SG&A”)

SG&A expenses consist primarily of sales and marketing expenses associated with Lifecore’s product sales and services, business development expenses, and staff and administrative expenses.

The increase in SG&A expenses for fiscal year 2024 compared to fiscal year 2023 was primarily due to increases in non-cash stock-based compensation expense due to the higher mix of restricted stock units (“RSUs”) grants over stock options of $2.6 million, a non-cash right-of-use impairment for the Santa Maria building (a divested business office) of $1.4 million, partially off-set by a reduction in consulting fees of $0.9 million incurred in completing the year-end audit.

Gain on sale of Divested Businesses

On June 2, 2022, the Company and Curation Foods entered into an asset purchase agreement and consummated the transactions contemplated thereby, pursuant to which Curation Foods sold all of its assets related to BreatheWay packaging technology business in exchange for an aggregate purchase price of $3.1 million. Upon the sale, the Company recorded a gain of $2.1 million.

Restructuring Costs

Beginning in fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This included a reduction in force, a reduction in leased office spaces and the sale of non-strategic assets. The Company recorded $1.7 million and $4.2 million during the years ended May 26, 2024 and May 28, 2023, respectively, related to the restructuring plan. Restructuring costs for the year ended May 26, 2024 decreased $2.5 million compared to the prior year period due as a result of the restructuring plan to divest the Curation Foods businesses being substantially complete. Refer to “Part IV, Item 15. Note 10 - Restructuring Costs” in the notes for more information.

Other Income (Expenses):

(In thousands, except percentages)	Year Ended		Change
	May 26, 2024	May 28, 2023	Amount	%
Interest expense, net	$(18,090)	$(17,581)	$(509)	3%
Transition services income	$—	$349	$(349)	(100)%
Loss on debt extinguishment	$—	$(23,741)	$23,741	(100)%
Other (expense) income, net	$(3,052)	$(1,159)	$(1,893)	163%
Change in fair value of debt derivative liability, related party	$39,500	$—	$39,500	100%
Provision for income tax (expense) benefit	$(183)	$(308)	$125	(41)%

Interest Expense, net

The decrease in Interest Expense, net for fiscal year 2024 compared to fiscal year 2023 was primarily a result of fluctuations in the principal balance under the Company’s revolving credit facility.

Transition Services Income

In fiscal year 2023, the Company earned $0.3 million of transition services income related to the BreatheWay Disposition. No such transition services income was present during fiscal year 2024.

Loss on Debt Extinguishment

The loss on debt extinguishment of $23.7 million in fiscal year 2023 was due to the New Term Loan Credit Facility with Alcon entered into in May 2023, including the $12.9 million prepayment fee to Goldman Sachs Specialty Lending Group, L.P. (“Goldman”), the prior lender, write-off unamortized deferred financing fees related to the Prior Term Loan Facility (defined below) of $7.6 million and third-party fees of $3.3 million. Refer to “Part IV, Item 15. Note 6 - Debt” for additional information.
Other (Expense) Income, net

Other (expense) income, net for fiscal year 2024 includes $3.3 million in monetary penalties related to Convertible Preferred Stock, partially offset by sub-lease rental income of $0.2 million.
Change in fair value of debt derivative liability, related party

The increase for fiscal year 2024 compared to fiscal year 2023, was due to a reduction in the fair market value of the debt derivative liability in the current period as a result of the Company’s Term Loan Credit Facility. The key inputs to the valuation models that were utilized to estimate the fair value of the debt derivative liability were (i) an estimated probability related to the timing of a change in control over the 12 months following the end of the fiscal period; (ii) the estimated probability related to an event of default of the Alcon Supply Agreement, as amended, over the 12 months following the end of the fiscal period; and (iii) a risk-adjusted discount rate. Beginning in the second quarter of fiscal year 2024 and continuing through the third quarter of fiscal year 2024, there were sequential declines in the change in control probabilities assumptions in connection with the Company’s review of the strategic alternatives initiative that significantly impacted the fair value of the debt derivative liability.
Income Tax (Provision) Benefit

The effective tax rate for fiscal year 2024 changed from a tax provision expense of 0.48% to a tax provision expense of 1.93% in comparison to fiscal year 2023. The decrease in the income tax expense for fiscal year 2024 was primarily due to a valuation allowance decrease of $5.8 million resulting from utilization of net operating loss deferred tax assets and by an increase in deferred tax liabilities for debt discount of $7.9 million. The decrease in the effective tax rate for fiscal year 2023 was primarily due to a significant valuation allowance increase and the impairment of Yucatan Foods, LLC (“Yucatan”) goodwill.

Non-GAAP Financial Information and Reconciliations

EBITDA and Consolidated adjusted EBITDA are non-GAAP financial measures. EBITDA from continuing operations represents net income (loss) from continuing operations before interest expense, interest income, income tax (benefit) expense, and depreciation and amortization expense. Adjusted EBITDA from continuing operations reflects adjustments to EBITDA from continuing operations to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as costs associated with our reorganization, including associated divestitures, movement of headquarters, transactional impacts of these transactions, remaining costs associated with divested businesses and associated cost of third parties (collectively, “Reorganization Costs”), restructuring programs, mark-to-market adjustments on derivative contracts, non- interest financing costs, stock compensation, product launch and start-up costs and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates. EBITDA from continuing operations and adjusted EBITDA from continuing operations are performance measures commonly used by management to assess operating performance and incentive compensation, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance between periods.

The table below includes reconciliations of these non-GAAP financial measures to their respective most directly comparable financial measures calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

(In thousands, except percentages)	Year Ended
	May 26, 2024	May 28, 2023	May 29, 2022
Net income (loss)	$12,013	$(99,563)	$(116,715)
Interest Expense, net of interest income	18,090	17,581	15,470
Provision for income tax expense (benefit)	183	308	(5,211)
Depreciation and amortization on property and equipment	7,954	10,315	7,136
Total EBITDA	$38,240	$(71,359)	$(99,320)
Restructuring costs	1,656	4,184	8,359
Reorganization costs (1)	9,796	15,949	7,526
Change in fair value of debt derivative liability, related party	(39,500)	—	—
Financing fees (non-interest)	3,513	788	—
Contract cancellation and other costs	567	716	—
Loss on debt extinguishment	—	23,741	—
Start-up costs	1,684	—	—
Franchise tax equivalent to income tax	272	241	—
Stockholder activist settlement	459	—	—
Gain on sale of divested business	—	(2,108)	—
(Income) loss from discontinued operations, net of taxes	(2,682)	35,327	101,239
Stock-based Compensation	6,201	3,612	2,608
Total adjusted EBITDA - Consolidated	$20,206	$11,091	$20,412

(1)Reorganization costs mainly relate to activities in connection with the approved restructuring plan.
a.For fiscal year 2024, the Company incurred non-recurring charges primarily related to: (i) $4.1 million of incremental audit and consulting fees specifically related to the audit of the numerous non-standard transactions that occurred in fiscal year 2023 associated with the sale of the Yucatan and O Olive businesses, (ii) $2.1 million of costs associated with maintaining abandoned facilities (including the prior headquarters) after the sale of the businesses and incremental compensation expenses for reorganization of the business including costs associated with duplicative roles as the headquarters transitioned to Minnesota, (iii) $1.6 million litigation costs associated with the divested businesses, (iv) $1.2 million in fees for exploration of strategic opportunities to best position Lifecore as a standalone CDMO, and (v) $0.8 million for severance for the Company’s former CEO.

b.For fiscal year 2023, the Company incurred non-recurring charges primarily related to: (i) $6.3 million for financial advisor and legal fees related to management of the prior term loan lenders, (ii) $6.4 million of incremental audit and consulting fees specifically related to the audit of the numerous non-standard transactions that occurred in fiscal year 2022 associated with the sale of the Eat Smart business, (iii) and $3.2 million for litigation costs associated with the divested businesses, costs associated with maintaining abandoned facilities (including the prior headquarters) after the sale of the Yucatan and O Olive businesses, and incremental compensation and operating expenses for reorganization of the business.

c.For fiscal year 2022, the Company incurred non-recurring charges primarily related to: (i) $4.6 million net Transaction Services Agreement ("TSA") costs that will not recur upon exit from the TSA associated with the divested Eat Smart business, (ii) $1.5 million incremental compensation expenses related to reorganization of the business including costs associated with duplicative roles as the headquarters transitioned to Minnesota and consulting fees associated with the employee programs put in place as part of the headquarters transition and sale of the Eat Smart business, and (iii) and $1.4 million for litigation costs associated with the divested businesses.

Liquidity and Capital Resources
As of May 26, 2024, the Company had cash and cash equivalents of $8.5 million, a net decrease of $10.6 million from $19.1 million at May 28, 2023. The Company believes that its cash from operations, along with existing cash and cash equivalents and availability under its line of credit will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Cash Flows from Operating Activities

Net cash provided by operating activities during fiscal year 2024 was $0.2 million compared to $17.4 million of net cash used during fiscal year 2023.

The primary impact to net cash from operating activities during fiscal year 2024 were (1) $12.0 million of net income; (2) non-cash add backs of (i) $14.2 million on interest expense with a related party, (ii) $15.1 million of depreciation/amortization and stock-based compensation expense, and (iii) $1.4 million non-cash restructuring and impairment of assets charges; and (3) $3.8 million net increase in operating working capital. These were partially offset by a $39.5 million non-cash change in debt derivative liability with related party.

The primary factors for the $3.8 million overall net cash used related to operating working capital during fiscal year 2024 was (1) cash sources related to an $0.3 million increase in other accrued liabilities, (2) a $2.4 million decrease in prepaid expenses and other assets, and (3) a $1.4 million increase in accrued compensation, (4) a $0.9 million decrease in inventories, offset by (1) cash uses related to a $2.4 million increase in accounts receivable driven by timing of customer payments, (2) a decrease in accounts payable of $6.7 million related to the timing of payments, and (3) $0.1 million for a decrease in deferred revenue.

The primary uses of net cash in operating activities during fiscal year 2023 were (1) a $99.6 million net loss and (2) a $1.8 million net gain on the sales of BreatheWay and O Olive. These uses of cash were partially offset by (1) a $20.0 million net decrease in working capital, (2) $0.6 million non-cash restructuring and impairment of assets charges, (3) $16.8 million of depreciation/amortization and stock-based compensation expense, (4) $20.7 million loss on sale of Yucatan and (5) $23.7 million loss on early debt extinguishment.

The primary factors for the decrease in working capital during the fiscal year ended 2023 was a $10.8 million decrease in accounts receivable driven by sales decreases and timing of customer payments, and an increase in accounts payable of $16.0 million related to the increase in Lifecore inventory and timing of payments. These were partially offset by a decrease of $14.8 million in inventory driven by the increase in total inventory of Lifecore, which is in alignment with our expectations for production season, and a $4.5 million net decrease in accrued compensation driven by severance accruals.

Cash Flows from Investing Activities

Net cash used in investing activities during fiscal year 2024 was $17.9 million, due to the purchase of equipment to support the growth of the business in line with the planned capital project spending.

Net cash used in investing activities during fiscal year 2023 was $4.8 million, primarily due to $21.5 million of purchases of equipment to support the growth of the business, offset by $16.7 million of proceeds from the sale of divested business.

Cash Flows from Financing Activities

Net cash provided by financing activities during fiscal year 2024 was $7.5 million, primarily due to (1) $149.6 million net proceeds from revolving credit facility, and (2) $0.7 million proceeds from exercise of options, partially offset by (1) $0.6 million of principal payments on equipment financing, (2) $0.2 million payments for debt issuance costs, (3) $0.1 million principal payments on finance leases, and (4) $0.2 million of taxes paid by Company for employee stock plans.

Net cash provided by financing activities during fiscal year 2023 was $39.7 million, primarily due to (1) $0.0 million proceeds from long-term debt, (2) $38.1 million proceeds from sale of preferred stock and (3) $4.8 million proceeds from sale of Common Stock, partially offset by (1) $123.7 million of payments on long-term debt, (2) $31.5 million net draw down on the Company’s line of credit and (3) $6.1 million of payments for debt issuance costs.

Capital Expenditures

The Company incurred $17.9 million and $21.5 million of capital expenditures during fiscal years 2024 and 2023, respectively, which was primarily represented by facility expansions and purchased equipment to support the growth of the Lifecore business. The decrease in capital expenditures from fiscal year 2023 to 2024 was due to the planned decrease in capital project spending.

Contractual Obligations

The Company’s material contractual obligations for the next five years mainly relate to its debt and lease obligations.

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
Debt
As of May 26, 2024 and May 28, 2023, the Company had $157.3 million and $142.5 million in borrowings outstanding under the Term Loan Credit Facility, at an effective annual interest rate of 22.5%.
As of May 26, 2024 and May 28, 2023, the Company had $19.7 million and $16.8 million in borrowings outstanding under the Revolving Credit Facility, at an effective annual interest rate of 8.35% and 12.16%, respectively.
As of May 26, 2024 and May 28, 2023, except for the requirements to deliver certain historical financial statements, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility (as discussed below). In December 2023, the Company entered into limited waivers and amendments to credit agreements, as discussed in the “Limited Waivers and Amendments to Credit Agreements” section below.
Prior Term Loan Facility
On December 31, 2020, the Company refinanced its previously existing term loan and revolving credit facility by entering into (i) a credit agreement with Goldman and Guggenheim Credit Services, LLC, as lenders, which provided the Company, Curation Foods and Lifecore, as co-borrowers, with term loan borrowings of up to $170.0 million (the “Prior Term Loan Facility”), and (ii) a credit agreement with BMO as lender, which provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $75.0 million revolving line of credit (the “Revolving Credit Facility” and together with Prior Term

Loan Facility, the “Prior Credit Facilities”). The Revolving Credit Facility is, and the Prior Term Loan Facility was, guaranteed, and secured by, substantially all of the Company’s and the Company’s direct and indirect subsidiaries’ assets.
In April 2022, the Company amended the Prior Credit Facilities to make available an additional $20.0 million of term debt that had been previously repaid. In connection with this amendment, the Company incurred debt issuance costs from the lender of $0.7 million.
On January 9, 2023, the Company entered into further amendments to the Prior Credit Facilities to, among other things, provide for the limited waiver from events of default under the Prior Credit Facilities related to certain financial covenant requirements, as well as a waiver of certain existing terms and covenants under the Prior Term Loan Facility, including with respect to the fixed coverage ratio leverage ratio and minimum liquidity covenants, 2% increase of annual interest rate, which was payable in kind, and a one-time amendment fee in an amount equal to 3% of the principal amount as of January 9, 2023. This amendment also reduced the maximum commitment under the Revolving Credit Facility from $75.0 million to $60.0 million, which was further reduced to $40.0 million upon the sale of Yucatan.
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
In connection with the January 2023 amendments to the Prior Credit Facilities, the Company incurred debt issuance costs from the lender and third parties of $4.2 million (comprised of $1.1 million in cash and $3.1 million PIK) and $62.5 thousand, respectively, during the year ended May 28, 2023.
Loss on Debt Extinguishment
On May 22, 2023, the Company Curation and Lifecore Biomedical Operating Company, Inc. (together with the Company and Curation, the “Borrowers”) entered into the New Term Loan Credit Facility (as defined below) with Alcon. The proceeds of this New Term Loan Credit Facility were used to repay the Prior Term Loan Facility in its entirety. In connection with the New Term Loan Credit Facility, the Company recorded a loss on debt extinguishment in the consolidated statement of operations for the year ended May 28, 2023, amounting to $23.7 million, comprised of a prepayment penalty of $12.9 million, write-off unamortized deferred financing fees related to the Prior Term Loan Facility of $7.6 million and third-party fees of $3.3 million.
New Term Loan Credit Facility
On May 22, 2023, the Company and Alcon entered into a Credit and Guaranty Agreement (the “Term Loan Credit Facility”). The Term Loan Credit Facility refinanced in full all obligations of the Company and their subsidiaries under its prior term loan credit facility. Upon entry into the Term Loan Credit Facility, the Prior Term Loan Facility was terminated and all noncompliance with debt covenants were thereby cured.
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
The loans under the New Term Loan Credit Facility have a fixed interest rate equal to 10% per annum. Interest is payable-in-kind until the third anniversary of the closing date and following the third anniversary of the closing date is payable at a rate equal to 3% per annum in cash with the remainder payable-in-kind, in each case, unless otherwise elected by the Borrowers to pay a greater proportion in cash. The New Term Loan Credit Facility contains customary affirmative covenants including, but not limited to, financial reporting requirements and maintenance of existence requirements and negative covenants, including, but not limited to, limitations on the incurrence of debt, liens, investments, restricted payments, restricted debt payments, and affiliate transactions. The New Term Loan Credit Facility contains one financial covenant, a minimum liquidity covenant, requiring $4.0 million of Consolidated Liquidity (as defined in the Term Loan Credit Facility) as of May 28, 2023 and as of the end of the first, second and third fiscal quarters of 2024 of the Company. During the fourth quarter of fiscal year 2024, the minimum liquidity covenant was increased to $4.5 million.
The Company identified a number of embedded derivatives that require bifurcation from the New Term Loan Credit Facility that were separately accounted for in the consolidated financial statements as one compound derivative liability (the “debt derivative liability”). Certain of these embedded features include change in control provisions, events of default and contingent rate increases and were determined to qualify as an embedded derivative under ASC 815-40. The embedded derivative and the New Term Loan Credit Facility obligation have been bifurcated to result in a net embedded derivative liability and is classified as a Level 3 financial liability in the fair value hierarchy as of May 26, 2024 and May 28, 2023. The fair value of the embedded derivative liabilities associated with the term loans was estimated using the discounted cash flow method under the income approach. This involves significant Level 3 inputs and assumptions including an estimated probability and timing of a change in control and events of default. The Company will re-evaluate this assessment each reporting period and record any gains or losses in other income (expense). The initial recognition of the embedded derivative liability upon issuance of the New Term Loan Credit Facility on May 22, 2023 was $64.9 million and is recorded as a reduction the term loan obligation in the consolidated Balance Sheets. Amortization of the debt discount is based on the effective interest method over the term of the debt. The amortization of the debt discount between the issuance of May 22, 2023 and May 28, 2023 was $0.1 million, and for the year ended May 26, 2024 was $2.4 million. At May 26, 2024 and May 28, 2023, the fair value of the embedded derivative liability approximated $25.4 million and $64.9 million, respectively.
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
Amendment to Revolving Credit Facility
On May 22, 2023, the Borrowers and certain of the Company’s other subsidiaries, as guarantors, entered into a Limited Waiver, Consent and Fifth Amendment (the “Revolving Loan Amendment”) to the credit agreement with BMO, as lender (the “Revolving Credit Facility”).
The Revolving Loan Amendment provides for, among other things, (i) a waiver of all known existing defaults under a revolving credit agreement as of the date of the Revolving Loan Amendment, (ii) the reduction of the maximum amount available under a revolving credit agreement to up to the lesser of (x) $40.0 million, less a reserve for certain secured credit products, if any, and (y) the borrowing base (which, pursuant to the Revolving Loan Amendment, was modified to include a further reduction of the borrowing base by an additional $4.0 million), (iii) the modification of the springing minimum fixed charge coverage ratio of 1.00 to 1.00, with such covenant not tested until the fiscal quarter ending on or about February 28, 2024 and, on or thereafter, upon the earlier of the occurrence of an event of default or availability being less than the greater of 10% of the maximum borrowing amount and $4.0 million, (iv) cash dominion at all times the Revolving Credit Facility remains outstanding, and (v) certain other revisions to align with the terms of the New Term Loan Credit Facility and address the relative priorities and credit for borrowings related to the Company’s commercial relationships with Alcon.
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

The Company records its Revolving Credit Facility deferred finance costs as an asset; as such, $1.6 million were recorded as other assets in the accompanying consolidated balance sheet as of May 26, 2024. As of May 28, 2023, $0.9 million and $1.4 million were recorded as other current assets and other long-term assets, respectively.
As the Company's borrowings under the Revolving Credit Facility for the next twelve months will increase to above the $19.7 million as of the balance sheet date, and scheduled repayments are not due until December 31, 2025, we have determined the line of credit to be classified as a long-term liability as of May 26, 2024.
BMO and Alcon also entered into an intercreditor agreement regarding their relative rights, as lenders, in the assets of the Company and its subsidiaries that serve as collateral for their respective credit facilities (the “Intercreditor Agreement”).
On May 10, 2024, the Company also entered into the Seventh Amendment to Credit Agreement, by and among Lifecore., Curation Foods, Inc., Lifecore Biomedical Operating Company, Inc., and BMO Bank N.A (the “ABL Loan Agreement”) with its ABL lender to execute a “first-in, last-out” tranche of revolving loans under the ABL Loan Agreement (the “FILO Amendment”). While not increasing the overall revolver commitment of $40 million, the FILO Amendment provides for up to approximately $2.5 million of incremental revolving loan capacity to the Company, subject to a variable cap, without changing the collateral. In connection with the FILO Amendment, the margin rate applicable to the borrowings pursuant to the FILO Amendment was increased to SOFR plus 4.25%, which is expected to increase annual cash interest expense by approximately $44,000 assuming $2.5 million in FILO tranche borrowings thereunder. The maximum capacity of permitted borrowings pursuant to the FILO Amendment will be reduced on a monthly basis commencing October 1, 2025. The Company paid a fee of $50,000 to BMO in connection with the FILO Amendment.
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

On August 8, 2024, the Company received limited waivers under its Credit Agreements relating to not timely providing (i) notice of the occurrence of a default; and (ii) the Lifecore financial plan for the fiscal year ending May 25, 2025.
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

Critical Accounting Estimates
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes to the Consolidated Financial Statements. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived assets (including intangible assets and goodwill) and inventory; the valuation of debt derivatives liability, and the valuation of performance share units.
These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends can require extended periods of time to resolve, and are subject to change from period to period. The actual results may differ from management’s estimates. Our accounting policies are more fully described in “Part IV, Item 15. Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies”. Management has discussed the development and selection of these critical accounting policies and estimates with our Board of Directors.
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

CDMO - Aseptic

Lifecore provides aseptic formulation and filling of syringes, vials and cartridges with precisely formulated medical grade HA and non-HA materials for injectable products used for medical purposes. In instances where our customers contract with us to aseptically fill syringes, vials and cartridges with our HA, the goods are distinct in the context of the contract. Lifecore generally recognizes revenue for these products at the point in time when the product is released through the completion of the certificate of analysis or at the time shipment is made or upon delivery of the product.

CDMO - Development Services

Lifecore provides product development services to assist its customers in obtaining regulatory approval for the commercial sale of their drug product. These services include activities such as technology development, material component changes, analytical method development, formulation development, pilot studies, stability studies, process validation, production of proprietary materials for use within clinical studies and the transfer of proprietary process documentation and results of validation to the customers. The Company’s customers benefit from the expertise of its scientists who have extensive experience performing such tasks and from the proprietary documentation and validation of processes that are received upon completion of the services that can be used by the customer.

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

During the fourth fiscal quarter of fiscal years 2024 and 2023, we entered into a bill-and-hold arrangement with a customer. Revenue for bill-and-hold arrangements is recognized when control transfers to the customer, even though the customer does not have physical possession of the goods. Control transfers when the bill-and-hold arrangement has been determined to have substantive reason, the product is identified as belonging to the customer, the product is ready for physical transfer to the customer and the product cannot be used or directed to another customer.

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

To determine the fair value of a reporting unit as part of its quantitative test, the Company considers both the market and income approach as it believes that this approach is the most reliable indicator of the fair value of its businesses and the fair value of their future earnings and cash flows. The income approach is a discounted cash flow (“DCF”) method which requires significant judgments. The Company estimates the future cash flows and discounts these cash flows at a rate of return that reflects their relative risk. The cash flows used in the DCF method are consistent with those the Company uses in its internal planning, which gives consideration to actual business trends experienced, and the broader business strategy for the long term. The other key estimates and factors used in the DCF method include, but are not limited to, future volumes, net sales and expense growth rates, gross margin and gross margin growth rates, and the discount rate applied. Changes in such estimates or the application of alternative assumptions could produce different results.
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
Debt Derivative Liability, related party

The key inputs to the valuation models that were utilized to estimate the fair value of the debt derivative liability, related party, were (i) a weighted average probability related to the timing of a change in control over the remaining term of the debt. Changes to this input has the most significant impact to the determination of fair value; (ii) the estimated probability related to an event of default of the Alcon Supply Agreement, as amended, weighted as to 30 days from the reporting date and at the end of the term of the Term Loan agreement. Changes to this key input could have a significant impact to the determination of fair value, but the risk of a default is low; and (iii) a risk-adjusted discount rate, which has historically been moderate and does not have a significant impact to the determination of fair value. Beginning in the second quarter of fiscal year 2024 and continuing through the third quarter of fiscal year 2024, there were sequential declines in the change in control probabilities assumptions in connection with the Company’s review of the strategic alternatives initiative that significantly impacted the fair value of the debt derivative liability, related party. As the Board concluded its strategic alternatives review in the fourth quarter of fiscal year 2024, the Company determined that the probability of a change of control event within 12 months after the end of the quarter was no longer appropriate and began applying a probability weighted estimate of change of control over the remaining term of the Term Loan Credit Facility, related party. The Company has estimated that the probability related to event of default of the Supply Agreement to be low and it remained unchanged during fiscal year 2024.
Performance Share Units Valuation
The key inputs to the valuation of Performance Share Units are award term, valuation date stock price, expected volatility, and risk-free interest rate. These factors are utilized in a Monte Carlo Model.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
Our net interest expense is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates will affect our net interest expense, as well as the fair value of our debt.
Interest on the Revolving Credit Facility is based upon the Company’s average availability, at a per annum rate of either: (i) SOFR rate plus a spread of between 2.75%; (ii) SOFR FILO rate plus a spread of 4.25%; (ii) Base Rate plus a spread of 1.75%, or (iv) Base Rate FILO plus a spread of 3.25%, plus a commitment fee, as applicable of 0.375%. Interest on the Term Loan Facility is at a per annum rate of 10.0%.
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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer concluded that due to material weaknesses in our internal control over financial reporting as described in the “Management’s Report on Internal Control over Financial Reporting”, our disclosure controls and procedures were not effective as of May 26, 2024.
As further described below, the Company’s management is in the process of evaluating and implementing plans to remediate the material weaknesses identified, but they have not been remediated as of the date of filing of this Annual Report on Form 10-K. Despite the existence of these material weaknesses, our management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.
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
Management assessed the effectiveness of our internal control over financial reporting as of May 26, 2024. In making this assessment, which was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). As part of our annual assessment, management has concluded that we did not we did not maintain effective internal control over financial reporting as of May 26, 2024.
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
e.Control Activities - As a result of the material weaknesses in the COSO components identified above, the control activities were ineffective and represent a material weakness.
The material weaknesses previously identified related to the accounting for and classification of certain non-standard transactions, which included discontinued operations, restructuring costs, and indefinite-lived and long-lived asset impairment tests for the year ended May 29, 2022 continued to exist as of May 28, 2023 and May 26, 2024 and are included and appropriately reside within the material weaknesses relating to components of the COSO framework as described above.
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

•Committing to adding a sufficient number of qualified personnel within our accounting and finance team with the appropriate qualified experience in financial reporting, consolidations, technical accounting, and application of GAAP.
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
Our independent registered public accounting firm, BDO USA, P.C., has issued an audit report on our internal control over financial reporting which appears in Part IV, Item 15 of this Annual Report on Form 10-K.
Changes in Internal Controls over Financial Reporting
Except for the remediation efforts described above, there have been no changes in our system of internal control over financial reporting during the quarter ended May 26, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
During the fiscal quarter ended May 26, 2024, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case, as such terms are defined in Item 408 of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission (the “Commission”) no later than September 23, 2024 (120 days after the fiscal year end covered by this Annual Report on Form 10-K) and is incorporated herein by reference.

Item 11.    Executive Compensation
The information required by this item will be contained in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders which we will file with the Commission no later than September 23, 2024 (120 days after the fiscal year end covered by this Annual Report on Form 10-K) and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders which we will file with the Commission no later than September 23, 2024 (120 days after the fiscal year end covered by this Annual Report on Form 10-K) and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this item will be contained in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders which we will file with the Commission no later than September 23, 2024 (120 days after the fiscal year end covered by this Annual Report on Form 10-K) and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
The information required by this item will be contained in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders which we will file with the Commission no later than September 23, 2024 (120 days after the fiscal year end covered by this Annual Report on Form 10-K) and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements of Lifecore Biomedical, Inc.	Page

		Reports of Independent Registered Public Accounting Firm (BDO USA, P.C., PCAOB ID: 243)	43
		Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, PCAOB ID: 42)
		Consolidated Balance Sheets at May 26, 2024 and May 28, 2023.	46
		Consolidated Statements of Operations for the Years Ended May 26, 2024, May 28, 2023, and May 29, 2022.	47
		Consolidated Statements of Comprehensive Income (Loss) for the Years Ended May 26, 2024, May 28, 2023, and May 29, 2022.	48
		Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the Years Ended May 26, 2024, May 28, 2023, and May 29, 2022.	49
		Consolidated Statements of Cash Flows for the Years Ended May 26, 2024, May 28, 2023, and May 29, 2022.	50
		Notes to Consolidated Financial Statements	51

	2.	All schedules provided for in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since they pertain to items which do not appear in the financial statements of Lifecore and its subsidiaries or to items which are not significant or to items as to which the required disclosures have been made elsewhere in the financial statements and supplementary notes and such schedules.

	3.	Index of Exhibits	87

		The exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

Item 16.    Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Lifecore Biomedical, Inc.
Chaska, MN
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lifecore Biomedical, Inc. (the “Company”) as of May 26, 2024, the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ (deficit) equity, and cash flows for the year ended May 26, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 26, 2024, and the results of its operations and its cash flows for the year ended May 26, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of May 26, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 26, 2024 expressed an adverse opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition for Development Services
As described in Note 1 to the consolidated financial statements, the Company recognized revenues of $29.4 million for the year ended May 26, 2024, related to development services. For development services, revenue is recognized over time, based on the proportion of labor hours incurred compared to the total estimated hours for an individual arrangement.
We identified the estimated labor hours to complete an arrangement with a customer used in revenue recognition for development services as a critical audit matter. Management estimates labor hours in the revenue recognition for development services agreements that are not yet completed. Auditing management’s judgments and estimates required significant audit effort and auditor subjectivity.
The primary procedures we performed to address this critical audit matter included:
•Obtaining an understanding of management’s process and evaluating the design of controls in the determination of labor hours used in revenue recognition of development services.

•Testing the completeness and accuracy of contract terms by comparing inputs included in management’s calculations to executed contracts including any significant amendments.

•For a sample of projects, agreeing labor hours used in the revenue recognition to payroll records.

•Performing a retrospective review to evaluate ability to estimate the number of labor hours necessary to complete development services by comparing the original estimated number of labor hours to the actual amount incurred for a sample of completed projects.

Fair Value of Debt Derivative Liability, Related Party
As described in Note 6 of the consolidated financial statements, on May 22, 2023, the Company entered into a Credit and Guaranty Agreement with Alcon for up to $142.3 million in term loans (“Term Loan Credit Facility”). The Company concluded that the Term Loan Credit Facility contains features that are embedded derivatives that require bifurcation from the Term Loan in accordance with Accounting Standards Codification 815, Derivatives and Hedging. The initial recognition of the debt derivative liability, related party upon issuance of the Term Loan Credit Facility was $64.9 million. The fair value of the debt derivative liability, related party was $25.4 million on the Company’s consolidated balance sheets as of May 26, 2024.
We identified the determination of the inputs used by the Company to develop the estimated fair value of the put and call options associated with i) change of control event and ii) an event of default under a material agreement comprising the debt derivative, related party as a critical audit matter. These inputs are based on management judgment and consist of the estimated probability of occurrence and exercise date components of the redemption feature option assumptions. Auditing these inputs used in the valuation of the debt derivative, related party required especially challenging and subjective auditor judgment due to the nature and extent of auditor effort required to address this matter, including the use of individuals with specialized skills or knowledge.

The primary procedures we performed to address this critical audit matter included:

•Obtaining an understanding of management's process in the determination of the inputs used in the fair value determination of Debt Derivative Liability, Related Party

•Testing management’s process for developing the fair value estimate and evaluating the inputs used to calculate the fair value of the debt derivative, related party specifically the weighting of the probability of occurrence and timing of the exercise dates of each of the redemption feature options for each of the change of control and the event of default under a material agreement redemption options and considering evidence obtained in other areas of the audit to determine if contradictory evidence existed; and

•Utilizing personnel with specialized skills and knowledge in valuation approaches and methodologies to assist in (i) assessing the appropriateness of the methodology used and application of the assumptions in estimating the fair value of the debt derivative liability, related party; and (ii) performing sensitivity tests to determine the impacts of changes to certain of the primary inputs to the concluded value determined by management.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2024.

Minneapolis, Minnesota

August 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Lifecore Biomedical, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Lifecore Biomedical, Inc. (the Company) as of May 28, 2023, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the two years in the period ended May 28, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 28, 2023, and the results of its operations and its cash flows for each of the two years in the period ended May 28, 2023, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2008 to 2024.

Minneapolis, Minnesota

March 19, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Lifecore Biomedical, Inc.
Chaska, Minnesota

Opinion on Internal Control over Financial Reporting
We have audited Lifecore Biomedical Inc.’s (the “Company’s”) internal control over financial reporting as of May 26, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of May 26, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of May 26, 2024, the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ (deficit) equity, and cash flows for the year ended May 26, 2024, and the related notes (collectively referred to as “the financial statements”) and our report dated August 26, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. The Company has identified deficiencies in certain components of the COSO criteria. Specifically, the Company identified control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to the following components in the COSO criteria:
1) Control Environment – Maintaining a sufficient complement of personnel to timely support the Company’s internal control objectives and ensuring personnel conduct internal control related responsibilities;
2) Risk Assessment - Identification and assessment of risks and changes in the business model resulting from recent disposition activities that impacted the design of control activities, including the precision of management review controls, and the completeness of controls required to support the financial reporting framework;
3) Information and Communication - Design of controls to validate the completeness and accuracy of information used in the performance of control activities;
4) Monitoring – As a result of the material weaknesses described above, the Company failed to design and implement certain monitoring activities that were responsive to timely identification and remediation of control deficiencies; and
5) Control Activities - As a result of the material weaknesses in the COSO components identified above, the control activities were ineffective and represent a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 financial statements, and this report does not affect our report dated August 26, 2024 on those financial statements.

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

/s/ BDO USA, P.C.

Minneapolis, Minnesota

August 26, 2024

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	May 26, 2024	May 28, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$8,462	$19,091
Accounts receivable, less allowance for credit losses	20,343	19,907
Accounts receivable, related party	10,810	9,117
Inventories, net	39,979	40,841
Prepaid expenses and other current assets	1,439	4,919
Total Current Assets	81,033	93,875

Property and equipment, net	148,598	134,390
Operating lease right-of-use assets	2,442	4,282
Goodwill	13,881	13,881
Intangible assets	4,200	4,200
Other long-term assets	3,806	2,917
Total Assets	$253,960	$253,545

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$16,334	$22,097
Accrued compensation	5,533	4,145
Other accrued liabilities	9,986	7,142
Current portion of lease liabilities	4,133	1,270
Deferred revenues	1,088	552
Deferred revenues, related party	1,025	3,503
Current portion of long-term debt, net, related party	773	580
Total Current Liabilities	38,872	39,289

Long-term debt, less current portion, net, related party	100,819	84,256
Revolving credit facility	19,691	16,809
Debt derivative liability, related party	25,400	64,900
Long-term lease liabilities, less current portion	4,944	9,709
Deferred taxes, net	543	380
Deferred revenues, less current portion, related party	4,703	2,940
Other non-current liabilities	5,086	174
Total Liabilities	200,058	218,457

Commitments and Contingencies, see Note 9

Series A Convertible Preferred stock, $0.001 par value; 2,000 shares authorized; 42 and 39 shares issued and outstanding at May 26, 2024 and May 28, 2023, respectively	42,587	39,318

Stockholders’ Equity (Deficit):
Common stock, $0.001 par value; 50,000 shares authorized; 30,563 and 30,322 shares issued and outstanding at May 26, 2024 and May 28, 2023, respectively	30	30
Additional paid-in capital	177,808	174,276
Accumulated deficit	(166,523)	(178,536)
Total Stockholders’ Equity (Deficit)	11,315	(4,230)
Total Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)	$253,960	$253,545
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	May 26, 2024	May 28, 2023	May 29, 2022
Revenues	$77,674	$99,247	$111,270
Revenues, related party	50,587	4,022	—
Total revenues	128,261	103,269	111,270
Cost of goods sold	86,411	75,284	72,204
Gross profit	41,850	27,985	39,066

Operating costs and expenses:
Research and development	8,575	8,736	7,839
Selling, general and administrative	40,463	38,969	34,659
Gain on sale of divested business	—	(2,108)	—
Restructuring costs	1,656	4,184	8,359
Total operating costs and expenses	50,694	49,781	50,857
Operating loss	(8,844)	(21,796)	(11,791)

Interest expense, net	(3,428)	(17,229)	(15,470)
Interest expense, related party	(14,662)	(352)	—
Transition services income	—	349	5,814
Loss on debt extinguishment	—	(23,741)	—
Other (expense) income, net	(3,052)	(1,159)	760
Change in fair value of debt derivative liability, related party	39,500	—	—
Net income (loss) from continuing operations before taxes	9,514	(63,928)	(20,687)
Provision for income tax (expense) benefit	(183)	(308)	5,211
Net income (loss) from continuing operations	9,331	(64,236)	(15,476)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	2,700	(35,327)	(101,929)
Income tax (expense) benefit	(18)	—	690
Income (loss) from discontinued operations	2,682	(35,327)	(101,239)
Net income (loss)	$12,013	$(99,563)	$(116,715)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.31	$(2.14)	$(0.53)
Income (loss) from discontinued operations	0.09	(1.18)	(3.44)
Total basic net income (loss) per share	$0.40	$(3.32)	$(3.97)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.25	$(2.14)	$(0.53)
Income (loss) from discontinued operations	0.07	(1.18)	(3.44)
Total diluted net income (loss) per share	$0.32	$(3.32)	$(3.97)

Shares used in per share computation:
Basic	30,474	29,958	29,466
Diluted	36,658	29,958	29,466
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended
	May 26, 2024	May 28, 2023	May 29, 2022
Net income (loss)	$12,013	$(99,563)	$(116,715)
Net unrealized gains on interest rate swaps, net	—	586	772
Total comprehensive income (loss)	$12,013	$(98,977)	$(115,943)
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)

	Convertible Preferred Stock		Common Stock			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares		Amount
Balance at May 30, 2021	—	$—	29,333		$29	$165,533	$37,742	$(1,358)	$201,946
Issuance of stock under stock plans, net of shares withheld	—	—	180		1	—	—	—	1
Taxes paid by Company for employee stock plans	—	—	—		—	(789)	—	—	(789)
Stock-based compensation	—	—	—		—	2,608	—	—	2,608
Net loss	—	—	—		—	—	(116,715)	—	(116,715)
Other comprehensive income, net of tax	—	—	—		—	—	—	772	772
Balance at May 29, 2022	—	$—	29,513		$30	$167,352	$(78,973)	$(586)	$87,823
Issuance of stock under stock plans, net of shares withheld	—	—	181		—	—		—	—
Proceeds from Convertible Preferred Stock, net of issuance costs	39	38,082	—		—	—	—	—	—
Accretion of Convertible Preferred Stock	—	73	—		—	(73)	—	—	(73)
Convertible Preferred Stock paid-in-kind (“PIK”) dividend	—	1,163	—		—	(1,163)	—	—	(1,163)
Taxes paid by Company for employee stock plans	—	—	—		—	(274)	—	—	(274)
Stock-based compensation	—	—	—		—	3,612	—	—	3,612
Net loss	—	—	—		—	—	(99,563)	—	(99,563)
Other comprehensive income, net of tax	—	—	—		—	—	—	586	586
Issuance of Common Stock, net of issuance costs	—	—	628		—	4,822	—	—	4,822
Balance at May 28, 2023	39	$39,318	30,322		$30	$174,276	$(178,536)	$—	$(4,230)
Issuance of stock under stock plans, net of shares withheld	—	—	241		—	724	—	—	724
Accretion of Convertible Preferred Stock	—	191		—	—	(191)	—	—	(191)
Convertible Preferred Stock PIK dividend	3	3,078	—		—	(3,078)	—	—	(3,078)
Taxes paid by Company for employee stock plans	—	—	—		—	(152)	—	—	(152)
Stock-based compensation	—	—	—		—	6,229	—	—	6,229
Net income	—	—	—		—	—	12,013	—	12,013
Balance at May 26, 2024	42	$42,587	30,563		$30	$177,808	$(166,523)	$—	$11,315
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	May 26, 2024	May 28, 2023	May 29, 2022
Cash flows from operating activities:
Net income (loss)	$12,013	$(99,563)	$(116,715)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,859	13,177	18,061
Loss on debt extinguishment	—	23,741	—
Stock-based compensation expense	6,201	3,612	2,608
Provision (benefit) for expected credit losses	263	163	(14)
Deferred taxes	163	357	(6,825)
Net loss on disposal of property and equipment	18	38	152
Non-cash restructuring and impairment of assets charges	1,402	640	—
Impairment of goodwill and long-lived and indefinite-lived assets	—	1,300	78,146
Loss on disposal of property and equipment related to restructuring, net	—	—	5,185
Gain on sale of BreatheWay	—	(2,108)	—
Loss on sale of Eat Smart	—	—	336
Loss on sale of Yucatan	—	20,663	—
Loss on sale of O Olive	—	319	—
Interest expense, related party	14,209	343	—
Change in debt derivative liability, related party	(39,500)	—	—
Other, net	—	86	(426)
Changes in current assets and current liabilities:
Accounts receivable, net	(699)	19,941	(6,138)
Accounts receivable, related party	(1,693)	(9,117)	—
Inventories	862	(14,811)	(2,180)
Other assets	2,380	2,156	(689)
Accounts payable	(6,676)	16,038	9,343
Accrued compensation	1,388	(4,483)	(2,546)
Other accrued liabilities	319	3,982	(873)
Accrued interest - related party	453	9	—
Deferred revenues	536	(367)	(18)
Deferred revenues, related party	(715)	6,443	—
Net cash used in operating activities	(217)	(17,441)	(22,593)

Cash flows from investing activities:
Purchases of property and equipment	(17,921)	(21,482)	(29,940)
Proceeds from sales of property and equipment	—	—	1,141
Eat Smart sale net working capital adjustment	—	—	(9,839)
Proceeds from the sale of divested business, net of cash acquired	—	16,671	73,500
Proceeds from sale of investment in non-public company	—	—	45,100
Net cash (used in) provided by investing activities	(17,921)	(4,811)	79,962

Cash flows from financing activities:
Taxes paid by Company for employee stock plans	(152)	(274)	(789)
Principal payments on finance leases	(135)	—	—
Principal payments on equipment financing, related party	(579)	—	—
Proceeds from long-term debt, related party	—	150,000	—
Proceeds from long-term debt	—	—	20,000
Payments on long-term debt	—	(123,690)	(86,411)
Proceeds from revolving credit facility	149,586	31,450	55,111
Payments on revolving credit facility	(146,704)	(54,640)	(44,111)
Proceeds from exercise of stock options	724	—	—
Payments for debt issuance costs	(231)	(6,050)	(821)
Proceeds from long-term customer deposit	5,000	—	—
Proceeds from sale of common stock, net of issuance costs	—	4,822	—
Proceeds from sale of convertible preferred stock, net of issuance costs	—	38,082	—
Net cash provided by (used in) financing activities	7,509	39,700	(57,021)

Net (decrease) increase in cash and cash equivalents	$(10,629)	$17,448	$348
Cash and cash equivalents, beginning of period	19,091	1,643	1,295
Cash and cash equivalents, end of period	$8,462	$19,091	$1,643

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,730	$31,024	$16,888
Cash paid during the period for income taxes, net of refunds received	$72	$23	$441

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment on trade vendor credit	$7,858	$6,945	$2,260
Convertible Preferred Stock PIK dividend	$(3,078)	$(1,163)	$—
Debt derivative	$—	$64,900	$—
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Organization
Lifecore Biomedical, Inc. and its subsidiaries (“Lifecore” or the “Company”) is a fully integrated contract development and manufacturing organization (“CDMO”) that offers capabilities in the development, fill and finish of complex sterile injectable pharmaceutical products in syringes, vials and cartridges.
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

Basis of Presentation and Consolidation
The consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include the accounts of Lifecore and its subsidiaries. All material inter-company transactions and balances have been eliminated.
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

On February 7, 2023 (the “Yucatan Closing Date”), the Company, Camden Fruit Corp., a direct wholly owned subsidiary of Curation Foods and an indirect wholly owned subsidiary of the Company (“Camden” and together with the Curation Foods and the Company, the “Yucatan Sellers”), Yucatan Foods, LLC, a wholly owned subsidiary of the Camden (“Yucatan”), and Yucatan Acquisition Holdings LLC, a wholly owned subsidiary of Flagship Food Group LLC (“Buyer” and together with Yucatan and the Sellers, the “Parties”) completed the sale (the “Yucatan Disposition”) of the Company’s avocado products business, including its Yucatan® and Cabo Fresh® brands, as well as the associated manufacturing facility and operations in Guanajuato, Mexico (the “Business”), pursuant to the terms of a securities purchase agreement executed by the Parties on February 7, 2023 (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, Buyer acquired all of the outstanding equity securities of Yucatan for a purchase price of $17.5 million in cash, subject to certain post-closing adjustments at closing, including selling costs, net working capital and other adjustments amounting to $5.0 million. The Company recognized a loss on the Yucatan Disposition of $20.7 million in the third quarter ended February 26, 2023. The loss on the Yucatan Disposition is recorded in loss from discontinued operations in the Consolidated Statement of Operations.

On June 2, 2022, the Company and Curation entered into and closed an Asset Purchase Agreement (the “BreatheWay Purchase Agreement”) with Hazel Technologies, Inc. (the “BreatheWay Purchaser”), pursuant to which Curation sold all of its assets related to BreatheWay packaging technology business to the BreatheWay Purchaser in exchange for an aggregate purchase price of $3.2 million (the “BreatheWay Disposition”). The BreatheWay Purchase Agreement included various representations, warranties and covenants of the parties generally customary for a transaction of this nature. In connection with the BreatheWay Disposition, the Company received net proceeds of $3.1 million and recorded a gain of $2.1 million in the Consolidated Statement of Operations for the year ended May 28, 2023.

On December 13, 2021, the Company and Curation (together, the “Eat Smart Sellers”), and Taylor Farms Retail, Inc. (“Taylor Farms” and together with the Eat Smart Sellers, the “Parties”) completed the sale (the “Eat Smart Disposition”) of Curation Foods’ Eat Smart business, including its salad and cut vegetable businesses (the “Eat Smart Business”), pursuant to the terms of an asset purchase agreement executed by the Parties on December 13, 2021 (the “Eat Smart Asset Purchase Agreement”). Pursuant to the Eat Smart Asset Purchase Agreement, Taylor Farms acquired the Business for a purchase price of $73.5 million in cash, subject to post-closing adjustments based upon net working capital at closing. As part of the Eat Smart Disposition, Taylor Farms acquired, among other assets related to the Eat Smart Business, the manufacturing facility and warehouses (and corresponding equipment) located in Bowling Green, Ohio and Guadalupe, California, as well as inventory, accounts receivable and accounts payable, intellectual property and information related to the Eat Smart Business, and assumed certain liabilities and executory obligations under the Company’s and Curation Foods’ outstanding contracts related to the Eat Smart Business, in each case, subject to the terms of the Eat Smart Asset Purchase Agreement. Upon the sale, the Company received net proceeds of $73.5 million and recorded a loss of $0.3 million, which is recorded in loss from discontinued operations in the Consolidated Statements of Operations.

The accounting requirements for reporting the Divested Businesses as discontinued operations were met when the Eat Smart Disposition, Yucatan Disposition and O Olive Sale were completed on each respective closing date. The BreatheWay Disposition did not meet the requirements for reporting the business as discontinued operations. Accordingly, the consolidated financial statements and notes to the consolidated financial statements reflect the results of the Eat Smart, Yucatan and O Olive businesses as a discontinued operation for the applicable periods. Refer to Note 11 - Discontinued Operations.

In connection with the sale of the Eat Smart, Yucatan and O Olive businesses, the Company entered into transition services agreements with each respective buyer to provide for a customary and orderly transition of the business, and such fees earned, and costs incurred for such transition services are included in continuing operations in subsequent periods. In fiscal year 2022, the Company earned $5.8 million of transition services income related to transition services provided related to the Eat Smart Disposition which is meant to defray costs incurred to provide the transition services which are reported within Selling, general and administrative costs. In fiscal year 2023, the Company earned similar transition services income of $0.3 million related to the Yucatan and O Olive dispositions. No transition services income was recorded during fiscal year 2024.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; recognition and measurement of current and deferred income tax assets and liabilities; the assessment of recoverability of long-lived and indefinite lived assets (including intangible assets and goodwill) and inventories; the valuation and recognition of stock-based compensation; and the valuation of debt derivative liability.
These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends can require extended periods of time to resolve and are subject to change from period to period. The actual results may differ from management’s estimates.
Reportable Segments
The Company operates as one reportable segment: Lifecore. This is based on the objectives of the business and how our chief operating decision maker, the President and Chief Executive Officer, regularly reviews and manages the business, monitors operating performance and allocates resources.
Concentrations of Risk
Cash and trade accounts receivable are financial instruments that potentially subject the Company to concentrations of credit risk. Our Company policy limits, among other things, the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. The Company maintains cash in U.S. bank accounts, the balance of which may at times exceed the federally insured limit.
During the fiscal years ended May 26, 2024 and May 28, 2023, the Company had sales concentrations of 10% or greater from two customers, and for May 29, 2022, three customers had sales concentrations of 10% or greater, accounting for 39% and 19%; 39% and 18%; and 26%, 22% and 14%, respectively.
Two of the Company’s same customers had accounts receivable concentrations of 10% or greater, accounting for 34% and 18% of accounts receivable as of May 26, 2024, and 31% and 18%, as of May 28, 2023.
Cash and Cash Equivalents
The Company records all highly liquid securities with original maturities of three months or less from date of purchase as cash equivalents. Cash equivalents consist mainly of money market funds. The market value of cash equivalents approximates their historical cost given their short-term nature.
Impairment of Long-Lived Assets
Long-lived assets (groups) are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets (groups) is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flow expected to be generated from the asset (group). If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets (group), the assets’ carrying value is adjusted to fair value. The Company regularly evaluates its long-lived assets for indicators of possible impairment.

Financial Instruments

The Company’s financial instruments are primarily composed of commercial-term trade payables, debt instruments, and derivative instruments. For short-term financial instruments, the historical carrying amounts approximate the fair value of the instruments.
Derivative Financial Instruments

The Company accounts for put and call options embedded in the term debt in accordance with ASC Topic 815, Derivatives and Hedging. ASC Topic 815 generally requires companies to bifurcate put and call options embedded in the Term Loan Credit Facility (as defined in Note 6 - Debt) from their host instruments and to account for them as free standing derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument that is required to be bifurcated, the bifurcated derivative instruments are accounted for as separate derivative instruments.

The fair value of the embedded features are accounted for as a derivative debt liability in the Company’s consolidated balance sheets and adjusted to fair value each reporting period. The change in fair value of derivatives is recorded as a component of other income (expense) in the Company’s Consolidated Statements of Operations.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, Net income (loss) and Other comprehensive (loss) income (“OCI”). OCI refers to revenue, expenses, and gains and losses that under GAAP are recorded as a component of stockholders’ equity but are excluded from net loss. The Company’s OCI consists of net deferred gains and losses on its interest rate swap derivative instruments. The interest rate swap matured in November 2022. The components of accumulated other comprehensive income (“AOCI”), net of tax, are as follows (in thousands):

AOCI
May 30, 2021	$(1,358)
Amounts reclassified from OCI	772
Other comprehensive income, net of tax effect of $(430)	772
May 29, 2022	(586)
Amounts reclassified from OCI	586
Other comprehensive income, net of tax effect of $16	586
May 28, 2023	—
Debt

The Company incurred debt origination costs related to the financing transactions (see Note 6 - Debt) and amortizes these costs over the life of the related debt using the straight-line method, which approximates the effective interest method, except for the Term Loan Credit Facility, related party, which amortizes the costs using the effective interest method. The unamortized portion of debt origination costs is recorded on the consolidated balance sheets as an offset to its related debt. Amortization of debt origination costs is included as a component of interest expense in the consolidated statements of operations.
Accounts Receivable, Sales Returns and Allowance for Credit Losses

The Company carries its accounts receivable at their face amounts less an allowance for estimated sales returns and credit losses. Sales return allowances are estimated based on historical sales return amounts.

The Company uses the loss rate method to estimate its expected credit losses on trade accounts receivable and contract assets. In order to estimate expected credit losses, the Company assessed recent historical experience, current economic conditions and any reasonable and supportable forecast to identify risk characteristics that are shared within the financial asset. These risk characteristics are then used to bifurcate the loss rate method into risk pools. The risk pools were determined based on the industries in which the Company operates. Historical credit loss for each risk pool is then applied to the current period aging as presented in the identified risk pool to determine the needed reserve allowance. At times when there are no current economic conditions or forecasts that may affect future credit losses, the Company has determined that recent historical experience provides the best basis for estimating credit losses. The Company makes all reasonable efforts to collect outstanding balances due from customers; however, trade receivables and contract assets are written off when the related balances are no longer deemed collectible.

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

The accounts receivable balances are as follows (in thousands):

	Year Ended
	May 26, 2024	May 28, 2023	May 29, 2022
Accounts receivable	$31,864	$29,509	$38,836
Less: Allowance for credit losses	(711)	(485)	(522)
Accounts receivable, less allowance for credit losses	$31,153	$29,024	$38,314

The changes in the allowance for credit losses related to accounts receivable are as follows (in thousands):

	Year Ended
	May 26, 2024	May 28, 2023	May 29, 2022
Beginning balance	$485	$522	$522
Provision	263	163	—
Charge-offs	(37)	(200)	—
Ending Balance	$711	$485	$522
Contract Assets and Liabilities
Contract assets primarily relate to the Company’s unconditional right to consideration for work completed but not billed at the reporting date. The Company’s contract assets as of May 26, 2024, May 28, 2023 and May 29, 2022 were $4.1 million, $3.2 million and $10.4 million, respectively, and are included within accounts receivable in the Consolidated Balance Sheets. The related party portion of these contract assets as of May 26, 2024, May 28, 2023 and May 29, 2022 were $0.2 million, $0.1 million, and $0.0 million, respectively. Any incremental costs of obtaining a contract are expensed as incurred.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract.

Contract liabilities consisted of the following (in millions):	May 26, 2024	May 28, 2023	May 29, 2022
Current deferred revenues:
Non related party (1)	$1.1	$0.6	$0.3
Related party (1)	1.0	3.5	0.6

Non-current deferred revenues:
Related party (1)	4.7	2.9	—

Non-current customer deposit (2)	0.3	—	—
Total contract liabilities	$7.1	$7.0	$0.9

(1) These are separate lines on the consolidated balance sheet for these deferred revenues.
(2) This is with a non-related party and is included within other non-current liabilities on the consolidated balance sheet.
The increase as of May 28, 2023 as compared to May 29, 2022 relates to increased revenue with our largest customer. As of May 26, 2024, the Company had a $3.5 million contract liability related to customer-owned equipment purchased by the Company, which the customer paid in advance. The increase in current deferred revenue, non related party, is due to increased payments from customers in advance of performance under the contract. The net decrease in current deferred revenue, related party, relates to revenue recognized during fiscal year 2024. The $1.8 million increase in non-current deferred revenue, related party, is due to the $5.5 million prepayment (as discounted to $4.7 million) offset by $2.9 million that became current.
Revenues recognized during the fiscal years ended May 26, 2024, May 28, 2023 and May 29, 2022, that were included in the contract liability balance at the beginning of fiscal year 2024, 2023 and 2022, respectively, were $6.8 million, $0.6 million and $0.4 million, respectively.
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
CDMO - Aseptic
Lifecore provides aseptic formulation and filling of syringes, vials and cartridges with precisely formulated medical grade HA and non-HA materials for injectable products used for medical purposes. In instances where our customers contract with us to aseptically fill syringes, vials or cartridges with our HA, the goods (syringes, vials, cartridges and HA) are distinct in the context of the contract. Lifecore generally recognizes revenue for these products at the point in time when the product is released through the completion of the certificate of analysis or at the time the shipment is made or upon delivery of the product.

CDMO - Development Services
Lifecore provides product development services to assist its customers in obtaining regulatory approval for the commercial sale of their device or drug product. These services include activities such as technology development, material component changes, analytical method development, formulation development, pilot studies, stability studies, process validation, production of proprietary materials for use within clinical studies and the transfer of proprietary process documentation and results of validation to the customers. Lifecore’s customers benefit from the expertise of the Company’s scientists who have extensive experience performing such tasks and from the proprietary documentation and validation of processes that are received upon completion of the services that can be used by the customers.
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

Fermentation
Lifecore manufactures and sells pharmaceutical-grade, sterile and non-sterile HA in bulk form to its customers. The HA produced is distinct as customers are able to utilize the product provided under HA supply contracts when they obtain control. Lifecore recognizes revenue for these products at the point in time when legal title to the product is transferred to the customer, which is at the time that shipment is made or upon delivery of the product to our customer.
The Company is party to a bill-and-hold arrangement with a customer under which $2.7 million and $3.2 million of revenues were recognized in the years ended May 26, 2024 and May 28, 2023, respectively. Revenue for bill-and-hold arrangements is recognized when control transfers to the customer, even though the customer does not have physical possession of the goods. Control transfers when the bill-and-hold arrangement has been determined to have substantive reason, the product is identified as belonging to the customer, the product is ready for physical transfer to the customer and the product cannot be used or directed to another customer.

The Company disaggregates its revenue based on how it markets its products and services and reviews results of operations. The following tables disaggregates revenue by major product lines and services (in thousands):

	Year Ended
	May 26, 2024	May 28, 2023	May 29, 2022
CDMO	$96,616	$76,378	$86,353
Fermentation	31,645	26,891	23,007
Other	—	—	1,910
Total	$128,261	$103,269	$111,270

CDMO - Development Services revenues recognized over time were $29.4 million, $28.6 million and $35.8 million for the years ended May 26, 2024, May 28, 2023 and May 29, 2022, respectively. Revenues recognized for product sales at a point in time were $98.9 million, $74.6 million and $73.6 million for the years ended May 26, 2024, May 28, 2023 and May 29, 2022, respectively.

The Company identified certain elements of its agreements with customers for CDMO - Development Services in which the Company is the principal in those contracts, and therefore, recognizes revenues on a gross basis.
Shipping and Handling Costs

Amounts billed to third-party customers for shipping and handling are included as a component of revenues. Shipping and handling costs incurred are included as a component of cost of products sold and represent costs incurred to ship products from the processing facility or distribution center to the end consumer markets.

Amended and Restated Supply Agreement

On December 22, 2023, the Company entered into an amended and restated supply agreement with a customer (the “Amended Supply Agreement”). The key provisions of the Amended Supply Agreement included an extension of the agreement’s term for certain products through March 31, 2024, revised pricing for certain product purchase orders dated November 1, 2023, and the payment of a $5.0 million working capital deposit to the Company. The working capital deposit was received on December 22, 2023 and (i) may be used for any corporate purpose; (ii) will not accrue interest; and (iii) is required to be repaid, subject to certain defined provisions, upon the termination of the Amended Supply Agreement. On March 14, 2024, this agreement was amended and extended through December 31, 2026.

Inventories, net

Inventories primarily consist of in-process and finished goods related to sterile injectable pharmaceutical products in syringes, vials and cartridges. This includes premium, pharmaceutical grade HA in bulk form as well as formulated and filled syringes, vials and cartridges for injectable products used in treating a broad spectrum of medical conditions and procedures.

Inventories are stated at the lower of cost (using the first-in, first-out method) or net realizable value. As of May 26, 2024 and May 28, 2023, inventories consisted of the following (in thousands):

	Year Ended
	May 26, 2024	May 28, 2023
Finished goods	$14,924	$13,141
Raw materials	14,555	17,735
Work in process	11,915	10,349
Inventory reserve	(1,415)	(384)
Total inventories	$39,979	$40,841

The Company has costs adjustments of $0.8 million and $4.9 million to reduce inventory to its net realizable value as of May 26, 2024 and May 28, 2023, respectively.

The amounts reflected in cost of goods sold to record inventory to its net realizable value were income of $4.1 million and expenses of $0.3 million and $3.5 million for fiscal years 2024, 2023 and 2022, respectively.

The Company’s inventories serve as part of the collateral for certain of the Company’s debt arrangements. Refer to Note 6 - Debt for additional discussion on the Company’s debt arrangements and related collateral.

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

Advertising Expense

Advertising expenditures for the Company are expensed as incurred and included in selling, general, and administrative in the accompanying Consolidated Statements of Operations. Advertising expenses for the Company for fiscal years ended May 28, 2023 and May 29, 2022 was $5.1 thousand and $5.6 thousand, respectively. There were no advertising expenses for fiscal year ended 2024.

Related Party Transactions

The Company has reflected the related party balances on the face of its financial statements beginning in the period which Alcon Research, LLC (“Alcon”) became a related party, which was as of May 22, 2023 at the time Alcon provided financing to the Company. Prior to providing financing, and continuing subsequently, Alcon was/is a significant customer of the Company. Refer to Note 6 - Debt for additional discussion on the Company’s debt agreements with Alcon.

Securities Purchase Agreement

On November 25, 2022, the Company entered into a Securities Purchase Agreement (the “Wynnefield Purchase Agreement”) with entities affiliated with Wynnefield Capital, Inc. and controlled by the Company’s director, Nelson Obus (the “Wynnefield Purchasers”). Pursuant to the Wynnefield Purchase Agreement, the Company agreed to sell an aggregate of 627,746 shares of its Common Stock (the “Shares”) for aggregate gross proceeds of $5.0 million (the “Offering”). The purchase price for each Share was $7.97. The Offering closed on November 25, 2022. Pursuant to the Wynnefield Purchase Agreement, the Company granted the Wynnefield Purchasers certain piggyback registration rights and agreed, among other things, to indemnify such parties under any registration statement filed that includes the Shares from certain losses, claims, damages and liabilities.

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

The Holders will be entitled to dividends on the Liquidation Preference at the rate of 7.5% per annum, payable in-kind. The Company may, at its option, pay such dividends in cash from and after the earlier of June 29, 2026, or the termination or waiver of the restriction on cash dividends and/or redemptions that is set forth in the Credit Agreements (as defined in the

Certificate of Designations) (such earlier date, the “Applicable Date”). The Holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis.

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

Additionally, for so long as 30% of the outstanding Convertible Preferred Stock remains outstanding, certain matters will require the approval of the majority of the outstanding Convertible Preferred Stock, voting as a separate class, including (i) amending, altering or repealing any provision of the Certificate of Designations; (ii) amending, altering or repealing any provision of the Company’s Certificate of Incorporation or Bylaws, in each case, in a manner that adversely affects the powers, preferences or rights of the Convertible Preferred Stock; (iii) increasing or decreasing the authorized number of shares of Convertible Preferred Stock (except to provide for the issuance of PIK dividends); (iv) creating (including by reclassification), issuing shares of or increasing the authorized number of shares of any additional class or series of capital stock of the Company unless such class or series rank junior to the Convertible Preferred Stock and are issued at fair market value; (v) purchasing or redeeming or paying, declaring or setting aside any fund for, any dividend or distribution on, any Common Stock or other Junior Stock (as defined in the Certificate of Designations), other than purchases of equity securities of the Company upon the termination of an employee of the Company or any of its subsidiaries in accordance with the terms of such employee’s employment agreement or any equity incentive or similar plan approved by the Board; or (vi) creating, incurring, granting, entering into, permitting, assuming or allowing, directly or indirectly, (a) any indebtedness by the Company (or any of its subsidiaries), excluding equity securities and non-convertible preferred stock (but including convertible debt), at any time when, or as a result of which, the principal amount of the Company’s total outstanding and available indebtedness exceeds $175.0 million, or (b) any lien, charge or other encumbrance on all or substantially all of the Company’s (or any of its subsidiaries’) properties or assets.

Immediately following the closing of a preferred share repurchase agreement, two Series A Convertible Preferred Stock directors, Nathaniel Calloway and Christopher Kiper, were appointed to the Company’s Board of Directors.

Alcon Supply Agreement

On May 3, 2023, the Company entered into an Amended and Restated Supply Agreement (the “Supply Agreement”), dated May 3, 2023, with Alcon, which amended and restated certain existing supply agreements entered into between the Company and Alcon-Couvreur N.V., an affiliate of Alcon, related to the Company’s manufacture and supply of HA for Alcon.

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

On May 2, 2024, the Company entered into an amendment to the Amended and Restated CMA, in which Alcon made a prepayment in the amount of $5.5 million in cash as an advance on future purchases in deferred revenue, related party. Under the terms, Alcon is entitled to apply the prepayment towards invoices issued by the Company within the scope of the agreement during calendar year 2026.

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
Property and Equipment and Finite-Lived Intangible Assets
Property and equipment and finite-lived intangible assets are stated at cost. Expenditures for major improvements are capitalized while repairs and maintenance are charged to expense. Depreciation is expensed on a straight-line basis over the estimated useful lives of the respective assets. Customer relationships are amortized to operating expense on a basis that reflects the pattern in which the economic benefits are consumed. Leasehold improvements are amortized on a straight-line basis over the lesser of the economic life of the improvement or the life of the lease. Depreciation and amortization expense for these assets is recorded either in cost of goods sold or selling, general and administrative expenses in the Consolidated Statements of Operations, depending on the asset and its intended use. The Company capitalizes interest on long-term construction in process projects based on its incremental borrowing rate.
The Company capitalizes software development costs for internal use. Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs on a straight-line basis over estimated useful lives of three to seven years, and the amortization expenses is recorded either in cost of goods sold or selling, general and administrative expenses in the Consolidated Statements of Operations, depending on the asset and its intended use.

Property and equipment and finite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable. The Company’s impairment review requires significant management judgment including estimating the future success of, revenues and expense growth rates, alternative uses for the assets and estimated proceeds from the disposal of the assets. The Company conducts quarterly reviews of idle and underutilized equipment, and reviews business plans for possible impairment indicators. Impairment is indicated when the carrying amount of the asset (or asset group) exceeds its estimated future undiscounted cash flows and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the asset’s book value and its estimated fair value. Depending on the asset, estimated fair value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. The use of different assumptions would increase or decrease the estimated fair value of assets and would increase or decrease any impairment measurement.
During fiscal year 2022, the Company recorded impairment charges of $5.8 million and $11.9 million related to Yucatan’s customer relationships, and property and equipment, respectively. These impairment charges were primarily a result of an indication of a decrease in the fair market values of the Yucatan businesses driven by lower market valuations and a decrease in projected cash flows. The Yucatan related impairment charges are included in Loss from discontinued operations on the Consolidated Statements of Operations. Refer to Note 3 - Property and Equipment for discussion of any impairments during fiscal years 2024 and 2023.
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
With respect to goodwill, the Company has the option to first assess qualitative factors such as macro-economic conditions, industry and market environment, cost factors, overall financial performance of the Company, cash flow from operating activities, market capitalization, litigation, and stock price. If the result of a qualitative test indicates a potential for impairment of a reporting unit, a quantitative test is performed. The quantitative test compares the carrying amount of a reporting unit that includes goodwill to its fair value. The Company determines the fair value using a combination of the income and market approaches.
To determine the fair value of a reporting unit as part of its quantitative test, the Company considers both the market and income approach as it believes that this approach is the most reliable indicator of the fair value of its businesses and the fair value of their future earnings and cash flows. The income approach is a discounted cash flow (“DCF”) method which requires significant judgments. The Company estimates the future cash flows and discounts these cash flows at a rate of return that reflects their relative risk. The cash flows used in the DCF method are consistent with those the Company uses in its internal planning, which gives consideration to actual business trends experienced, and the broader business strategy for the long term. The other key estimates and factors used in the DCF method include, but are not limited to, future volumes, net sales and expense growth rates, gross margin and gross margin growth rates, and the discount rate applied. Changes in such estimates or the application of alternative assumptions could produce different results. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
For trademarks and other intangible assets with indefinite lives, the Company first assesses qualitative factors such as macro-economic conditions, industry and market environment, cost factors, overall financial performance of the Company, litigation, and changes in the business in its annual, qualitative analysis to test for impairment. If the results of a qualitative test indicate a potential for impairment of an intangible asset with an indefinite life, a quantitative test is performed. The quantitative test compares the estimated fair value of an asset to its carrying amount. If the carrying amount of such asset exceeds its estimated fair value, an impairment charge is recorded for the difference between the carrying amount and the estimated fair value. The Company uses the discounted cash flow - income approach to estimate the fair value of its trademarks. This approach requires significant judgments in determining the royalty rates and the assets’ estimated cash flows as well as the appropriate discount rates applied to those cash flows to determine fair value. Changes in such estimates or the use of alternative assumptions could produce different results.

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
During fiscal year 2024, the Company performed its annual impairment evaluation on the 1st day of the fourth quarter in accordance with its accounting policy and concluded its goodwill and indefinite-lived intangible assets were not impaired. As of May 26, 2024, the Company completed is qualitative assessment and determined that a reduction in the forecasted fiscal year 2025 revenue was considered to be a “trigger event” requiring another quantitative assessment to be performed as of that date, and concluded its goodwill and indefinite-lived intangible assets were not impaired.

Leases
Under Topic 842, the Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets are measured at cost and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is a quoted rate based on the understanding of what the Company’s credit rating would be. Certain agreements may contain the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset. The Company, when reasonably certain to exercise the option, considers these options in determining the measurement of the lease. The Company’s lease agreements do not contain any material residual value guarantees.
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

Per Share Information
Accounting guidance requires the presentation of basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of stock options, restricted stock unit (“RSU”), performance share units (“PSU”) and convertible securities and is computed using the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution as if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Diluted common equivalent shares consist of preferred stock, stock options, RSUs and PSUs. Dilution related to stock options, RSUs and PSUs is calculated using the treasury stock method. The potential dilutive effect of the Convertible Preferred Stock is calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive.
The following table sets forth the computation of diluted net income (loss) per share:

	Year Ended
(in thousands, except per share amounts)	May 26, 2024	May 28, 2023	May 29, 2022
Numerator:
Net Income (loss) from continuing operations	$9,331	$(64,236)	$(15,476)
Income (loss) from discontinued operations, net of tax	2,682	(35,327)	(101,239)
Net income (loss)	$12,013	$(99,563)	$(116,715)
Denominator:
Weighted average shares for basic income per share	30,474	29,958	29,466
Potential preferred stock conversion to common stock	5,847	—	—
Dilutive stock options, RSUs, and PSUs	337	—	—
Weighted average shares for diluted income per share	36,658	29,958	29,466

Basic income (loss) per share:
Income (loss) from continuing operations	$0.31	$(2.14)	$(0.53)
Income (loss) from discontinued operations	0.09	(1.18)	(3.44)
Total basic income (loss) per share	$0.40	$(3.32)	$(3.97)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.25	$(2.14)	$(0.53)
Income (loss) from discontinued operations	0.07	(1.18)	(3.44)
Total diluted income (loss) per share	$0.32	$(3.32)	$(3.97)
Due to the Company’s net loss for the fiscal years 2023, and 2022, the net loss per share includes only the weighted average shares outstanding and thus excludes the potential dilutive effect of 86,992 and 188,393 RSUs; 19,080 and 28,709 PSUs; zero and 18,269 stock options; and 39,420 and zero Convertible Preferred Stock, respectively, as such impact would be antidilutive. All antidilutive items relate to the Company’s continuing operations. See Note 2 – Convertible Preferred Stock for more information on outstanding Convertible Preferred Stock and Note 5 – Stock-based Compensation and Stockholders’ Equity more information on outstanding stock options, RSUs and PSUs.

Research and Development Expenses
Costs related to both research and development contracts and Company-funded research is included in research and development expenses. Research and development costs are primarily comprised of salaries and related benefits, supplies, travel expenses, consulting expenses and corporate allocations.
Accounting for Stock-Based Compensation
The Company’s stock-based awards include stock option grants, RSUs and PSUs. The Company records compensation expense for stock-based awards issued to employees and directors in exchange for services provided based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods, generally the vesting period. The Company has elected to account for forfeitures as they occur.
The estimated fair value for stock options, which determines the Company’s calculation of stock-based compensation expense, is based on the Black-Scholes option pricing model. The use of Black-Scholes requires the Company to make estimates and assumptions, such as expected volatility, expected term, and risk-free interest rate. RSUs are valued at the closing market price of the Company’s Common Stock on the date of grant. The Company uses the straight-line single option method to calculate and recognize the fair value of stock-based compensation arrangements. PSU valuation is done through the use of a Monte Carlo simulation model.
Employee Savings and Investment Plans
The Company sponsors a 401(k) plan (“Lifecore Plan”), which is available to all full-time Lifecore employees and allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service limitation into designated investment funds. The Company matches 100% on the first 3% and 50% on the next 2% contributed by an employee. Employee and Company contributions are fully vested at the time of the contributions. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For fiscal years ended May 26, 2024, May 28, 2023 and May 29, 2022, the Company contributed $1.7 million, $1.5 million and $1.4 million, respectively, to the Lifecore Plan.
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
Cash is stated at cost, which approximates its fair value. The carrying amounts reported in the balance sheets for accounts receivable, accounts payable, accrued liabilities, revolving credit facility approximate fair value, due to their short-term maturities.
Outstanding borrowings under the Company's Revolving Credit Facility are carried at cost, which approximates their fair value as of May 26, 2024 and May 28, 2023, due to their short duration.
The Term Loan Credit Facility, related party, has a fair value of $124.7 million that exceeds its carrying value as of May 26, 2024. The Equipment Sale Finance Liability, related party, has a fair value of $6.4 million that is less than its carrying value as of May 26, 2024. As of May 28, 2023, the fair value of the Term Loan Credit Facility and Equipment Sale Finance Liability, related party, approximated their carrying value. The fair value of each of these financial instruments was estimated using discounted cash flow model using Level 3 inputs and assumptions.
The Term Loan Credit Facility (as defined in Note 6 – Debt) contains embedded derivatives requiring bifurcation as a multiple derivative instruments (“debt derivative liability”). The debt derivative liability related to the Term Loan Credit Facility is recorded as a discount to the long-term debt in the Condensed Consolidated Financial Statements. The embedded debt derivative liability is recorded at fair value, and remeasured every reporting period, with changes in fair value recognized as a component of other income (expense), net. The fair value of the embedded derivative liabilities associated with the Term Loan Credit Facility was estimated using a probability weighted discounted cash flow model. This involves significant Level 3 inputs and assumptions including (i) an estimated probability and timing of a change in control and event of default, and (ii) a risk-adjusted discount rate. At May 26, 2024 and May 28, 2023, the fair value of the embedded derivative liability approximated $25.4 million and $64.9 million, respectively.
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
The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value at May 26, 2024			Fair Value at May 28, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Debt derivative liability, related party(1)	$—	$—	$25,400	$—	$—	$64,900
Total liabilities	$—	$—	$25,400	$—	$—	$64,900
(1) As of May 26, 2024 and May 28, 2023, the fair value of the debt derivative liability, related party, is included in non-current liabilities in the Company’s Consolidated Balance Sheets.

The key inputs to the valuation models that were utilized to estimate the fair value of the debt derivative liability, related party, were (i) a weighted average probability related to the timing of a change in control over the remaining term of the debt; (ii) the estimated probability related to an event of default of the Alcon Supply Agreement, as amended, weighted as to 30 days from the reporting date and at the end of the term of the Term Loan agreement.; and (iii) a risk-adjusted discount rate. Beginning in the second quarter of fiscal year 2024 and continuing through the third quarter of fiscal year 2024, there were sequential declines in the change in control probabilities assumptions in connection with the Company’s review of the strategic alternatives initiative that significantly impacted the fair value of the debt derivative liability, related party. There was no change in the probability related to event of default of the Supply Agreement during fiscal year 2024.
Key inputs into the discount rate assumptions during the years ended May 26, 2024 and May 28, 2023 were as follows:

	Year Ended	As of
	May 26, 2024	May 28, 2023
Assumptions
Discount rate	21.3% — 23.5%	22.3% — 24.5%
Implied spread	16.8% — 17.9%	18.5%
Risk free rate	4.3% — 5.6%	3.8% — 6.0%

The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value (in thousands):

Debt Derivative Liability
Balance as of May 29, 2022	$—
Fair value on issuance	64,900
Balance as of May 28, 2023(1)	$64,900
Decrease in fair value(2)	$(39,500)
Balance as of May 26, 2024	$25,400

(1) At May 28, 2023, the fair value of the embedded derivative liability, related party, approximated the fair value upon issuance on May 22, 2023.
(2)For the year ended May 26, 2024, the decrease in fair value is recorded within “Change in fair value of debt derivative liability, related party” within the consolidated statement of operations.

Reclassification
Certain prior year amounts have been reclassified to conform with current year presentation of related party balances. These changes did not have any effect on net loss, stockholders’ equity, the statement of operations or the net change in cash, cash equivalents and restricted cash in the statement of cash flows.

Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board issued new guidance on income tax disclosures (ASU 2023-09, “Income Taxes Topic 740: Improvements to Income Tax Disclosures”). Among other requirements, this update adds specific disclosure requirements for income taxes, including: (1) disclosing specific categories in the rate reconciliation and (2) providing additional information for reconciling items that meet quantitative thresholds. The guidance is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2023-09 on the Company’s condensed consolidated financial statements and disclosures.
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

2.    Convertible Preferred Stock

On January 9, 2023, the Company issued an aggregate of 38,750 shares of the Series A Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”), all of which are convertible into shares of Common Stock at the election of the holders of the Convertible Preferred Stock, subject to the exchange and beneficial ownership limitations described below. The Convertible Preferred Stock ranks senior to the Company’s Common Stock with respect to dividends, distributions and payments on liquidation, winding-up and dissolution. Upon issuance, the shares of the Convertible Preferred Stock are fully paid and non-assessable, which means that its holders have paid their purchase price in full and are not required to pay additional funds. The Company recorded the Convertible Preferred Stock net of issuance costs of $0.7 million. The issuance costs are being accounted for similar to a discount on the Convertible Preferred Stock that is being reduced over the period ending June 29, 2026 (using the effective interest method) as a charge to additional paid-in capital.

Dividends

The holders of Convertible Preferred Stock are entitled to dividends on the Liquidation Preference (as defined below) at the rate of 7.5% per annum, payable in-kind. The Company may, at its option, pay such dividends in cash from and after the earlier of June 29, 2026, or the termination or waiver of the restriction on cash dividends and/or redemptions that is set forth in the Prior Credit Facilities (such earlier date, the “Applicable Date”). The holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis.

Liquidation and Redemption

Upon a liquidation, dissolution, winding up or change of control of the Company, each share of Convertible Preferred Stock will be entitled to receive an amount per share of Convertible Preferred Stock equal to the greater of (i) the Liquidation Preference and (ii) the amount that the holder of Convertible Preferred Stock (each, a “Holder” and collectively, the “Holders”) would have been entitled to receive at such time if the Convertible Preferred Stock had been converted into Common Stock immediately prior to such liquidation event. Upon certain bankruptcy events, the Company is required to pay to each Holder an amount in cash equal to the Liquidation Preference being redeemed. From and after the Applicable Date, each Holder shall have the right to require the Company to redeem all or any part of such Holder’s Convertible Preferred Stock for an amount equal to the Liquidation Preference. At the time of a redemption, if the Company does not have sufficient funds to redeem any preferred shares submitted for redemption, each holder is entitled to receive interest on the unpaid portion of the redemption at 1% per month until fully paid (the “1% contingent interest”).

As of May 26, 2024 and May 28, 2023, the aggregate Liquidation Preference of the Convertible Preferred Stock approximated $43.0 million and $39.3 million, respectively.

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

Registration Rights Agreement

On January 9, 2023, in connection with the issuance of the Convertible Preferred Stock, the Company and the Holders also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company granted the Holders certain registration rights with respect to the shares of common stock issuable upon the conversion of the Convertible Preferred Stock. The Registration Rights Agreement contains monetary penalties if the Company fails to maintain the effectiveness of the registration statement. The Company expensed in fiscal year 2024 and 2023 and accrued as of May 26, 2024 and May 28, 2023, approximately $3.5 million and $0.5 million, respectively, in monetary penalties under the Registration Rights Agreement due to the delinquent filing of the Company’s annual and quarterly reports with the SEC, which are included in Other (expense) income, net.

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

During the year ended of May 26, 2024, the Company recorded paid in-kind (“PIK”) dividends of approximately $3.1 million as a reduction to Additional Paid-in Capital and an increase to the Convertible Preferred Stock balance. As of May 26, 2024 and May 28, 2023, there were approximately 42,460 shares and 39,420 shares, respectively, of Convertible Preferred Stock issued and outstanding.

3.    Property and Equipment
Property and equipment consists of the following (in thousands):

	Years of Useful Life			Year Ended
				May 26, 2024	May 28, 2023
Land				$3,739	$3,739
Buildings	15	-	40	62,874	60,688
Leasehold improvements	3	-	15	—	4,019
Computers, capitalized software, machinery, equipment and vehicles	3	-	25	69,303	75,181
Furniture and fixtures	3	-	7	1,631	2,182
Construction in process				61,385	45,587
Gross property and equipment				198,932	191,396
Less accumulated depreciation and amortization				(50,334)	(57,006)
Property and equipment, net				$148,598	$134,390

The major components of the construction in process are related to multi-purpose aseptic filler production lines, including the associated building modifications, to significantly increase manufacturing capacity. As of May 26, 2024, the estimated future costs to complete these projects approximate $10.4 million to be incurred in fiscal years 2025, 2026 and 2027 in the amounts of $5.2 million, $4.6 million, and $0.6 million, respectively.

Depreciation and amortization expense for property and equipment for the fiscal years ended May 26, 2024, May 28, 2023 and May 29, 2022 was $8.0 million, $10.3 million and $7.1 million, respectively. Amortization related to finance leases, which is included in depreciation and amortization expense, was $0.1 million for the fiscal years ended May 26, 2024, May 28, 2023, and May 29, 2022.

During fiscal years 2024, 2023 and 2022, the Company capitalized $0.2 million, $0.4 million, and $0.3 million in software development costs, respectively. Amortization related to capitalized software was $0.5 million, $0.5 million, and $0.4 million for fiscal years ended May 26, 2024, May 28, 2023 and May 29, 2022, respectively. The unamortized computer software costs as of May 26, 2024 and May 28, 2023 were $1.5 million and $1.8 million, respectively. Capitalized interest on construction projects was $3.2 million, $3.6 million, and $2.1 million for fiscal years ended May 26, 2024, May 28, 2023 and May 29, 2022, respectively.

4.    Goodwill and Intangible Assets
Goodwill
Goodwill was $13.9 million as of both May 26, 2024 and May 28, 2023. There were no changes in goodwill during fiscal years 2024 and 2023. We have determined that Lifecore is the appropriate reporting unit for testing goodwill for impairment.
Intangible Assets
As of May 26, 2024 and May 28, 2023, the Company's intangible assets consisted of the following (in thousands):

		May 26, 2024		May 28, 2023
	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	12	$3,700	$3,700	$3,700	$3,700
Trademarks/tradenames		4,200	—	4,200	—
Total intangible assets		$7,900	3,700	$7,900	$3,700

Amortization expense related to finite-lived intangible assets was $0.3 million for fiscal year 2022. As the finite-lived intangible assets were fully amortized as of May 29, 2022, there was no amortization expense during fiscal years 2023 and 2024 and there is no future amortization expense.

5.    Stock-based Compensation and Stockholders’ Equity
Common Stock and Stock Option Plans
Equity Inducement Plan and Separation Agreement
On March 20, 2024, the Board adopted and approved the Company’s Equity Inducement Plan (the “Inducement Plan”) and reserved 3,500,000 shares of the Company’s common stock to be used exclusively for grants of equity awards to individuals that were not previously employees or directors of the Company (or who are returning to employment following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with the Company. The Inducement Plan was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). The terms and conditions of the Inducement Plan are substantially similar to the Company’s stockholder-approved 2019 Stock Incentive Plan (described below).

On May 19, 2024, a Separation Agreement was entered into between James G. Hall (the Company’s former President and Chief Executive Officer). The agreement included accelerated vesting on 270,000 RSUs and 92,545 stock options. Mr. Hall has six months to exercise the stock options, which have exercise prices ranging from $9.76 to $12.14 per share. As a result of these modifications, the Company recorded an additional $0.6 million stock-based compensation expense in the fourth quarter of the fiscal year ended May 26, 2024.
On May 20, 2024, under the Inducement Plan, the Company granted Mr. Paul Josephs, the Company’s President and Chief Executive Officer: (i) a RSU award for 525,000 shares of the Company’s common stock, which will vest and be settled as to 25,000 shares of the RSU vested immediately and 100,000 shares of the RSU will vest on each of the first five anniversaries of is grant date; and (ii) a PSU award for up to 1,500,000 shares, divided into ten 150,000 PSU tranches that will vest, if at all, based upon the closing price of the Company’s stock over a five-year performance period, and to the extent the PSU award becomes vested, the Company will issue Mr. Josephs unrestricted shares of the Company’s common stock on the vesting date in settlement of 50% of the vested portion of that tranche of the PSU award and will issue Mr. Josephs unrestricted shares of the Company’s common stock on the one year anniversary of the vesting date in settlement of the other 50% of the vested portion of that tranche of the PSU award. A stock price hurdle was established for each of the 10 tranches, which resulted in a weighted average fair value for each tranche utilizing a Monte-Carlo valuation model. The grant-date fair value of these RSUs and PSUs was $3.1 million and $7.0 million, respectively, of which a total of $0.3 million was recognized within selling, general and administrative expense during the year ended May 26, 2024.
As of May 26, 2024, the Company had 1,475,000 common shares reserved for new awards under the Inducement Plan.
2019 Stock Incentive Plan
On October 16, 2019, following stockholder approval at the Annual Meeting of Stockholders of the Company, the 2019 Stock Incentive Plan (the “2019 Plan”) became effective and replaced the Company’s 2013 Stock Incentive Plan. Employees (including officers), consultants and directors of the Company and its subsidiaries and affiliates are eligible to participate in the 2019 Plan.
The 2019 Plan provides for the grant of stock options (both nonstatutory and incentive stock options), stock grants, stock units and stock appreciation rights. 2,000,000 shares of the Company’s Common Stock (the “Plan Shares”) were initially available for award under the 2019 Plan. On November 1, 2022, an additional 759,797 shares were authorized by the Company’s stockholders. In addition, any awards forfeited or expired under the 2013 or 2009 plans become available for new awards under the 2019 Plan. Under the 2019 Plan, no recipient may receive awards during any fiscal year that exceeds the following amounts: (i) stock options covering in excess of 500,000 Plan Shares in the aggregate; (ii) stock grants and stock units covering in excess of 250,000 Plan Shares in the aggregate; or (iii) stock appreciation rights covering more than 500,000 Plan Shares in the aggregate. In addition, awards to non-employee directors are discretionary. However, a non-employee director may not be granted awards in excess of an aggregate fair market value of $120,000 during any fiscal year. The exercise price of the options is the fair market value of the Company’s Common Stock on the date the options are granted.
At May 26, 2024, the Company had 725,747 common shares reserved for new awards under the 2019 Plan.
Grant Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of stock option awards. The use of an option pricing model requires the Company to make estimates and assumptions, including the expected stock price volatility, expected life of option awards and risk-free interest rate which have a significant impact on the fair value estimates.
The following table displays the estimated fair value of stock option grants, and the weighted average assumptions utilized:

	Year Ended
	May 26, 2024	May 28, 2023	May 29, 2022
Weighted-average grant date fair value	$3.91	$3.38	$2.62
Assumptions:
Expected life (in years)	4.35	3.50	2.80
Risk-free interest rate	4.25%	3.14%	0.45%
Volatility	58%	39%	33%

The Company used a Monte-Carlo valuation model to estimate the fair value of the PSUs granted to the CEO on May 20, 2024. The main inputs to the model were the following:

Valuation Date	May 20, 2024
Stock Price	$5.94
Simulation Term	5.00 years
Expected Volatility	77.86%
Risk-Free Rate	4.41%
Dividend Yield	—%
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of May 26, 2024 and changes during the fiscal year then ended is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Aggregate intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term in Years
Options outstanding at May 28, 2023	2,374,325	$10.88	$—	3.94
Options granted	8,400	$7.70
Options exercised	(95,800)	$9.38	$115
Options forfeited	(41,984)	$10.30
Options expired	(132,350)	$11.85
Options outstanding at May 26, 2024	2,112,591	$10.88	$—	2.44
Options exercisable at May 26, 2024	1,885,323	$10.94	$—	2.11

The fair value of stock options exercised during fiscal years 2024, 2023, and 2022 were $0.1 million, $0.0 million, and $0.3 million, respectively. The estimated fair value of stock options vested during the fiscal years ended May 26, 2024, May 28, 2023, and May 29, 2022, were $1.0 million, $1.5 million and $1.1 million, respectively.

A summary of the Company’s RSU award activity as of May 26, 2024 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value Per Share
Restricted stock units outstanding at May 28, 2023	336,791	$9.70
Granted	1,584,005	$7.48
Vested	(180,942)	$7.74
Forfeited	(117,850)	$8.68
Restricted stock units outstanding at May 26, 2024	1,622,004	$7.83

The fair value of RSUs vested during fiscal years 2024, 2023, and 2022 were $1.3 million, $1.9 million, and $1.6 million, respectively. The weighted average grant date fair value per share for RSUs granted during fiscal years 2023 and 2022 were $9.59 and $11.98, respectively. The weighted average grant date fair value per share for RSUs vested during fiscal years 2023 and 2022 were $10.79 and $11.41, respectively.

A summary of the Company’s PSU award activity as of May 26, 2024 and changes during the fiscal year then ended is presented below:

	Performance Stock Units Outstanding	Weighted-Average Grant Date Fair Value Per Share
PSU outstanding at May 28, 2023	—	$—
Granted	1,500,000	$4.66
Vested	—	$—
Forfeited	—	$—
PSU outstanding at May 26, 2024	1,500,000	$4.66

Stock-Based Compensation Expense
The following table summarizes the stock-based compensation by statement of operations line item:

	Year Ended
(in thousands)	May 26, 2024	May 28, 2023	May 29, 2022
Continuing operations:
Cost of sales	$582	$404	$314
Research and development	168	193	202
Selling, general and administrative	5,451	3,015	2,126
Discontinued Operations	—	—	(34)
Total stock-based compensation	$6,201	$3,612	$2,608

As of May 26, 2024, there was $14.3 million of total unrecognized compensation expense related to unvested equity compensation awards granted under the Company’s stock incentive plans. Total expense is expected to be recognized over the weighted-average period of 1.02 years for stock options and 2.35 years for RSUs, and 1.66 years for PSUs.

The income tax benefit related stock-based compensation was $0.0 thousand for the year ended May 26, 2024. During the fiscal year ended May 26, 2024, the Company capitalized approximately $28.0 thousand of stock-based compensation; there were no stock-based costs capitalized during the fiscal years May 28, 2023 and May 29, 2022.
Convertible Preferred Stock
The Company has authorized 2,000,000 shares of convertible preferred stock, and as of May 26, 2024 and May 28, 2023 has 42,460 and 39,420 shares, respectively, of convertible preferred stock outstanding.
Stock Repurchase Plan
On July 14, 2010, the Board of Directors of the Company approved the establishment of a stock repurchase plan which allows for the repurchase of up to $10.0 million of the Company’s Common Stock. The Company may repurchase its Common Stock from time to time in open-market purchases or in privately negotiated transactions. The timing and actual number of shares repurchased is at the discretion of management of the Company and will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, the relative attractiveness of other capital deployment opportunities and other corporate priorities. The stock repurchase program does not obligate the Company to acquire any amount of its Common Stock and the program may be modified, suspended or terminated at any time at the Company’s discretion without prior notice. During fiscal years 2024, 2023 and 2022, the Company did not repurchase any shares.

6.    Debt
Long-term debt consists of the following as of May 26, 2024 and May 28, 2023 (in thousands):

	May 26, 2024	May 28, 2023
Term loan credit facility, related party	$157,313	$142,503
Equipment sale finance liability, related party	7,150	7,730
Total principal amount of long-term debt	164,463	150,233
Less: unamortized debt discount	(504)	(605)
Less: debt discount, related party	(62,367)	(64,792)
Total long-term debt, net of unamortized debt issuance costs	101,592	84,836
Less: current portion of long-term debt, net, related party	(773)	(580)
Long-term debt, net	$100,819	$84,256

The future minimum principal payments of the Company’s term loan and equipment sale finance liability for each year presented are as follows (in thousands), excluding forecasted cash and PIK interest:

Fiscal year 2025	$773
Fiscal year 2026	773
Fiscal year 2027	773
Fiscal year 2028	773
Fiscal year 2029	773
Thereafter	160,598
Total	$164,463

Prior Term Loan Facility and Revolving Credit Facility
On December 31, 2020, the Company refinanced its previously existing term loan and revolving credit facility by entering into (i) a credit agreement with Goldman Sachs Specialty Lending Group, L.P. (“Goldman”) and Guggenheim Credit Services, LLC, as lenders, which provided the Company, Curation Foods and Lifecore, as co-borrowers, with term loan borrowings of up to $170.0 million (the “Prior Term Loan Facility”), and (ii) a credit agreement with BMO Harris Bank, N.A. (“BMO”) as lender, which provided the Company, Curation Foods and Lifecore, as co-borrowers, with an up to $75.0 million revolving line of credit (the “Revolving Credit Facility” and together with Prior Term Loan Facility, the “Prior Credit Facilities”). The Revolving Credit Facility is, and the Prior Term Loan Facility was, guaranteed, and secured by, substantially all of the Company’s and the Company’s direct and indirect subsidiaries’ assets.
In April 2022, the Company amended the Prior Credit Facilities to make available an additional $20.0 million of term debt that had been previously repaid. In connection with this amendment, the Company incurred debt issuance costs from the lender of $0.7 million.
On January 9, 2023, the Company entered into further amendments to the Prior Credit Facilities to, among other things, provide for the limited waiver from events of default under the Prior Credit Facilities related to certain financial covenant requirements, as well as a waiver of certain existing terms and covenants under the Prior Term Loan Facility, including with respect to the fixed coverage ratio leverage ratio and minimum liquidity covenants, 2% increase of annual interest rate, which was payable in kind, and a one-time amendment fee in an amount equal to 3% of the principal amount as of January 9, 2023. This amendment also reduced the maximum commitment under the Revolving Credit Facility from $75.0 million to $60.0 million, which was further reduced to $40.0 million upon the sale of Yucatan.
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
In connection with the January 2023 amendments to the Prior Credit Facilities, the Company incurred debt issuance costs from the lender and third parties of $4.2 million (comprised of $1.1 million in cash and $3.1 million PIK) and $62.5 thousand, respectively, during the year ended May 28, 2023.
Refinancing Transactions
Loss on Debt Extinguishment
On May 22, 2023, the Company entered into the New Term Loan Credit Facility (as defined below) with Alcon. The proceeds of this New Term Loan Credit Facility were used to repay the Prior Term Loan Facility in its entirety. In connection with the New Term Loan Facility, the Company recorded a loss on debt extinguishment in the consolidated statement of operations for the year ended May 28, 2023, amounting to $23.7 million, comprised of a prepayment penalty of $12.9 million, write-off unamortized deferred financing fees related to the Prior Term Loan Credit Facility of $7.6 million and third-party fees of $3.3 million.
Term Loan Credit Facility
On May 22, 2023, the Company and Alcon entered into a Credit and Guaranty Agreement (the “Term Loan Credit Facility”). The Term Loan Credit Facility refinanced in full all obligations of the Company and their subsidiaries under its prior term loan credit facility. Upon entry into the Term Loan Credit Facility, the Prior Term Loan Facility was terminated and all noncompliance with debt covenants were thereby cured.
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
The loans under the Term Loan Credit Facility have a fixed interest rate equal to 10% per annum. Interest is payable-in-kind until the third anniversary of the closing date and following the third anniversary of the closing date is payable at a rate equal to 3% per annum in cash with the remainder payable-in-kind, in each case, unless otherwise elected by the Borrowers to pay a greater proportion in cash. The Term Loan Credit Facility contains customary affirmative covenants including, but not limited to, financial reporting requirements and maintenance of existence requirements and negative covenants, including, but not limited to, limitations on the incurrence of debt, liens, investments, restricted payments, restricted debt payments, and affiliate transactions. The Term Loan Credit Facility contains one financial covenant, a minimum liquidity covenant, requiring $4.0 million of Consolidated Liquidity (as defined in the Term Loan Credit Facility) as of May 28, 2023 and as of the end of the first, second and third fiscal quarters of 2024 of the Company. During the fourth quarter of fiscal year 2024, the minimum liquidity covenant was increased to $4.5 million.
The Company identified a number of embedded derivatives that require bifurcation from the Term Loan Credit Facility that were separately accounted for in the consolidated financial statements as one debt derivative liability. Certain of these embedded features include change in control provisions, events of default and contingent rate increases and were determined to qualify as an embedded derivative under ASC 815-40. The embedded derivative and the Term Loan Credit Facility obligation have been bifurcated to result in a net embedded derivative liability and is classified as a Level 3 financial liability in the fair value hierarchy as of May 26, 2024 and May 28, 2023. The fair value of the embedded derivative liabilities associated with the term loans was estimated using the discounted cash flow method under the income approach. This involves significant Level 3 inputs and assumptions including an estimated probability and timing of a change in control and events of default. The Company will re-evaluate this assessment each reporting period and record any gains or losses in other income (expense). The initial recognition of the embedded derivative liability upon issuance of the Term Loan Credit Facility on May 22, 2023 was

$64.9 million and is recorded as a debt derivative liability, related party in the condensed Consolidated Balance Sheets. The bifurcation of the embedded debt derivative fair value of $64.9 million is accounted for as a discount to the Term Loan Credit Facility. Amortization of the debt discount is based on the effective interest method over the term of the debt. The amortization of the debt discount between the issuance of May 22, 2023 and May 28, 2023 amounted to $0.1 million, and for the year ended May 26, 2024 was $2.4 million. At May 26, 2024 and May 28, 2023, the fair value of the embedded derivative liability approximated $25.4 million and $64.9 million, respectively.
As of May 26, 2024 and May 28, 2023, the Company had $157.3 million and $142.5 million in borrowings outstanding under the Term Loan Credit Facility, with an effective annual interest rate of 22.5%.
As of May 26, 2024, except for the requirements to deliver certain historical financial statements, the Company was in compliance with all financial covenants under the Term Loan Credit Facility, related party, and Revolving Credit Facility. In December 2023, the Company entered into limited waivers and amendments to credit agreements, as discussed in the “Limited Waivers and Amendments to Credit Agreements” section below.
Pledge and Security Agreement, Related Party
Also on May 22, 2023, the Borrowers and certain of the Company’s other subsidiaries, as grantors (collectively, the “Grantors”), entered into that certain Pledge and Security Agreement (the “Term Loan Security Agreement”), dated as of May 22, 2023, with Alcon, as collateral agent. Pursuant to the Term Loan Security Agreement, the Grantors secured their obligations under the Term Loan Credit Facility by granting to Alcon, as collateral agent, a first priority security interest in certain collateral, including but not limited to equipment, fixtures, real property, intellectual property and inventory. The security interest granted by the Grantors under the Term Loan Security Agreement continues in effect until the payment in full of all of the secured obligations under the Term Loan Credit Facility.
Amendment to Revolving Credit Facility
On May 22, 2023, the Borrowers and certain of the Company’s other subsidiaries, as guarantors, entered into a Limited Waiver, Consent and Fifth Amendment (the “Revolving Loan Amendment”) to the credit agreement with BMO, as lender (the “Revolving Credit Facility”).
The Revolving Loan Amendment provides for, among other things, (i) a waiver of all known existing defaults under a revolving credit agreement as of the date of the Revolving Loan Amendment, (ii) the reduction of the maximum amount available under a revolving credit agreement to up to the lesser of (x) $40.0 million, less a reserve for certain secured credit products, if any, and (y) the borrowing base (which, pursuant to the Revolving Loan Amendment, was modified to include a further reduction of the borrowing base by an additional $4.0 million), (iii) the modification of the springing minimum fixed charge coverage ratio of 1.00 to 1.00, with such covenant not tested until the fiscal quarter ending on or about February 28, 2024 and, on or thereafter, upon the earlier of the occurrence of an event of default or availability being less than the greater of 10% of the maximum borrowing amount and $4.0 million, (iv) cash dominion at all times the Revolving Credit Facility remains outstanding, and (v) certain other revisions to align with the terms of the New Term Loan Credit Facility and address the relative priorities and credit for borrowings related to the Company’s commercial relationships with Alcon.
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
The Company records its Revolving Credit Facility deferred finance costs as an asset; as such, $1.6 million were recorded as other assets in the accompanying consolidated balance sheet as of May 26, 2024. As of May 28, 2023, $0.9 million and $1.4 million were recorded as other current assets and other long-term assets, respectively.
As of May 26, 2024 and May 28, 2023, the Company has $19.7 million and $16.8 million in borrowings outstanding under the Revolving Credit Facility, at an effective annual interest rate of 8.35% and 12.16%, respectively.
As the Company's borrowings under the Revolving Credit Facility for the next twelve months will increase to above the $19.7 million as of the balance sheet date, and scheduled repayments is not due until December 31, 2025, we have determined the line of credit to be classified as a long-term liability as of May 26, 2024.

As of May 26, 2024, we had approximately $12.3 million available for borrowing under our revolving credit facility.
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
Limited Waivers and Amendments to Credit Agreements

On December 31, 2023, the Company entered into (i) a Limited Waiver and First Amendment to Credit and Guaranty Agreement (the “Term Loan Amendment”), which amended the Term Loan Credit Facility, and (ii) the Limited Waiver and Sixth Amendment to Credit Agreement (the “Revolving Credit Amendment” and, together with the Term Loan Amendment, the “Credit Agreement Amendments”) which amended the Revolving Credit Facility.

The Alcon Amendment provides for, among other things, (i) a waiver of the specified defaults listed therein under the Term Loan Credit Facility as of the date of the Term Loan Amendment, (ii) a waiver of the requirement to deliver certain historical financial statements, (iii) the inclusion of a requirement that the Company notify the term lender in advance of any layoff(s) by the Company and/or its subsidiaries that would result in a reduction in the overall headcount of the Company’s full-time manufacturing and support personnel by more than 20 persons in the aggregate, and (iv) an amendment to the financial reporting requirements under the Term Loan Credit Facility providing additional time for the Company’s delivery of its financials for the quarter ended November 26, 2023.

The Revolving Credit Amendment provides for, among other things, (i) a waiver of the specified defaults listed therein under the Revolving Credit Facility as of the date of the Revolving Credit Amendment, (ii) a waiver of the requirement to deliver certain historical financial statements, (iii) an amendment to the definition of “Applicable Margin” with respect to loans under the Revolving Credit Facility from December 31, 2023 until the “Specified Adjustment Date” (as defined in the Revolving Credit Facility as amended by the Revolving Credit Amendment) (i.e., the date on which 2024 audited annual financial statements and certain other materials are delivered by the Company to the revolving credit lender), and (iv) an amendment to the definition of “Eligible Accounts” thereunder in respect of certain accounts.

The Company was not required to pay any fees in connection with the Credit Agreement Amendments.

On August 8, 2024, the Company received limited waivers under its Credit Agreements relating to not timely providing (i) notice of the occurrence of a default; and (ii) the Lifecore financial plan for the fiscal year ending May 25, 2025.
Equipment Sale and Leaseback Agreements, Related Party
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

7.    Income Taxes

All of the Company’s pre-tax income (loss) from continuing operations for fiscal years 2024, 2023 and 2022 is derived from its domestic operations. The (benefit) provision for income taxes from continuing operations consisted of the following:

(in thousands)	Year Ended
	May 26, 2024	May 28, 2023	May 29, 2022
Current:
Federal	$(10)	$(1)	$—
State	37	55	23
Foreign	—	—	356
Total	27	54	379

Deferred:
Federal	173	234	(4,936)
State	(17)	20	(654)
Total	156	254	(5,590)
Income tax provision (benefit)	$183	$308	$(5,211)

The actual (benefit) provision for income taxes from continuing operations differs from the statutory U.S. federal income tax rate as follows:

(in thousands)	Year Ended
	May 26, 2024	May 28, 2023	May 29, 2022
Tax at U.S. statutory rate (1)	$1,999	$(13,932)	$(4,344)
State income taxes, net of federal benefit	52	(1,805)	(638)
Change in valuation allowance	(5,773)	19,461	(1,065)
Tax credit carryforwards	(518)	(611)	(436)
Other compensation-related activity	418	283	234
Impairment of goodwill	—	—	2,347
Foreign rate differential	—	(2,749)	(496)
Net operating loss write-off from final state return filings	711	—	—
Provision to return	3,136	—	—
Other	158	(339)	(813)
Income tax provision (benefit)	$183	$308	$(5,211)
(1) Statutory rate was 21.0% for all fiscal years presented.
The effective tax rate for fiscal year 2024 changed from a tax provision of 0.48% to a tax provision expense of 1.93% in comparison to fiscal year 2023. The decrease in the income tax expense for fiscal year 2024 was primarily due to a valuation allowance decrease resulting from net operating loss utilization and increase of deferred tax liabilities such as debt discount.
The effective tax rate for fiscal year 2024 differs from the statutory federal income tax rate of 21.0% as a result of several factors, including a significant increase in the Company's profit before tax, the change in valuation allowance related to federal and state deferred balances, changes in the blended state tax rate, and the benefit of federal and state research and development credits.
The effective tax rate for fiscal year 2023 changed from a tax benefit of 25.19% to a tax provision of 0.48% in comparison to fiscal year 2022. The decrease in the effective tax rate for fiscal year 2023 was primarily due to a significant valuation allowance increase and the impairment of Yucatan goodwill.
The income tax (provision) benefit from discontinued operations for fiscal years 2024, 2023, and 2022 of (18.0) thousand, 0.0 thousand, and 690.0 thousand, respectively, are not included in the above income tax benefit from continuing operations.
Significant components of deferred tax assets and liabilities reported in the accompanying Consolidated Balance Sheets consisted of the following:

(in thousands)	Year Ended
	May 26, 2024	May 28, 2023
Deferred tax assets:
Net operating loss carryforwards	$40,806	$44,618
Limitations on business interest expense	11,783	8,614
Research credit carryforwards	6,700	6,269
Amortization of research development expenses	2,916	1,805
Lease liability	1,218	1,843
Other	2,492	3,216
Gross deferred tax assets	65,915	66,365

Valuation allowance	(46,173)	(52,510)
Net deferred tax assets	19,742	13,855

Deferred tax liabilities:
Depreciation and amortization	(11,809)	(13,208)
Debt Derivative/Debt Discount	(7,911)	—
Right-of-use asset	(565)	(1,027)
Deferred tax liabilities	(20,285)	(14,235)

Net deferred tax liabilities	$(543)	$(380)

As of May 26, 2024, the Company had Federal, California, Indiana, and other state net operating loss carryforwards (pre-tax, post-apportionment) of approximately $171.0 million, $52.0 million, $11.1 million, and $15.8 million respectively. The Federal losses expire starting in 2028, if not utilized; and the state losses expire starting in 2025, if not utilized. The Company acquired additional net operating losses through the acquisition of Greenline Logistics, Inc. Utilization of these acquired net operating losses in a specific year is limited due to the “change in ownership” provision of the Internal Revenue Code of 1986 and similar state provisions. The net operating losses presented above for federal and state purposes is net of any such limitation.

As of May 26, 2024, the Company has federal, California, and Minnesota research and development tax credits carryforwards, net of any uncertain tax position and before federal tax benefit of state tax attributes of approximately $3.6 million, $2.1 million, and $1.9 million respectively. The research and development tax credit carryforwards have an unlimited carryforward period for California purposes, 20 year carryforward for federal purposes (begin to expire in fiscal year 2033), and 15 year carryforward for Minnesota purposes (begin to expire in fiscal year 2029).
Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. Based on this analysis and considering all positive and negative evidence, we determined that as of May 26, 2024, a valuation allowance of federal $38.2 million, and state $8.0 million should be recorded as a result of uncertainty around the utilization of federal and state net operating losses, federal capital loss carryforwards, and Section 163(j) interest limitation carryfowards.
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
During the year ended May 26, 2024 the Company recorded an adjustment to reduce the net operating loss carryforwards deferred tax asset, valuation allowance, and other deferred tax assets by $2.4 million, $2.9 million and $0.1 million respectively and increased deferred tax liabilities by $0.4 million. The Company has recorded the adjustments noted above in 2024 as an out-of-period adjustment and concluded that the adjustments were not material to the 2023 consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	Year Ended
	May 26, 2024	May 28, 2023	May 29, 2022
Unrecognized tax benefits – beginning of the period	$1,173	$1,041	$958
Gross increases – prior-period tax positions	—	16	—
Gross increases – current-period tax positions	98	116	83
Unrecognized tax benefits – end of the period	$1,271	$1,173	$1,041

As of May 26, 2024, the total amount of net unrecognized tax benefits is $1.3 million, of which, $1.1 million, if recognized, would affect the effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. No interest and penalties have been accrued as of May 26, 2024. The Company does not expect its unrecognized tax benefits to increase or decrease within the next twelve months.
Due to tax attribute carryforwards, the Company is subject to examination for tax years 2012 forward for U.S. tax purposes. The Company was also subject to examination in various state jurisdictions for tax years 2012 forward.

8.    Leases
Operating Leases
The Company has entered into various non-cancellable operating lease agreements for manufacturing and distribution facilities, equipment and office space. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through fiscal year 2033. Certain of these leases have renewal options. Variable lease payments include property taxes and common area maintenance fees and are recorded and paid based on the terms and conditions of the related invoices. The only active operating real estate lease relates to a 21,384 square foot building in Chanhassen, Minnesota, containing a warehouse and office space. The lease commenced on September 1, 2020 with an initial term of seven years, plus an option to extend for an additional five years. The extension period was included in the lease obligation at inception since it was reasonably certain to be exercised. The future lease payments under this lease, which extend through 2033, total $2.3 million as of May 26, 2024. The operating lease for office space of the Curation Foods former headquarters located in Santa Maria, California was terminated in December 2023. The ROU asset carrying value of approximately $1.4 million was written-off. The lease liability for the future estimated payments under this lease, approximated $3.6 million as of May 26, 2024.
Finance Leases
On September 3, 2015, Lifecore leased an 80,950 square foot building in Chaska, MN, two miles from its current facility. The initial term of the lease was seven years with two five-year renewal options. In December 2022, Lifecore exercised one of the options to renew the lease for an additional five years. The lease contains a buyout option at any time during the renewal period with the purchase price equal to the mortgage balance on the lessor’s loan secured by the building. The finance lease obligation at May 26, 2024 assumes the buyout option will be exercised during fiscal year 2028, which is estimated to be approximately $2.6 million. Gross assets recorded under finance leases, included in property and equipment, net, were $4.1 million and $3.9 million as of May 26, 2024 and May 28, 2023, respectively. Accumulated amortization associated with finance leases was $0.9 million and $0.8 million as of May 26, 2024 and May 28, 2023, respectively. The monthly lease payment was initially $34,000 and increases by 2.40% per year. Lifecore and the lessor made capital improvements prior to occupancy and thus the lease did not become effective until January 1, 2016. Lifecore is currently using the building for warehousing and final packaging.

The components of lease cost were as follows:

	Year Ended
(In thousands, except term and discount rate)	May 26, 2024	May 28, 2023
Finance lease cost:
Amortization of leased assets	$137	$119
Interest on lease liabilities	373	351
Operating lease cost	344	1,286
Variable lease cost	306	600
Sublease income	(148)	(53)
Total lease cost	$1,012	$2,303

Weighted-average remaining lease term:
Operating leases	8.53	7.69
Finance leases	3.67	4.57
Weighted-average discount rate:
Operating leases	3.04%	4.60%
Finance leases	11.10%	11.40%

The Company’s leases have original lease periods ending through 2033. The Company’s maturity analysis of operating and finance lease liabilities as of May 26, 2024 are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2025	$4,020	$529	$4,549
2026	433	541	974
2027	416	553	969
2028	302	2,910	3,212
2029	146	36	182
Thereafter	585	9	594
Total lease payments	5,902	4,578	10,480
Less: interest	(211)	(1,192)	(1,403)
Present value of lease liabilities	5,691	3,386	9,077
Less: current obligation of lease liabilities	(3,962)	(171)	(4,133)
Total long-term lease liabilities	$1,729	$3,215	$4,944

Supplemental cash flow information related to leases are as follows:

	Year Ended	Year Ended
(in thousands)	May 26, 2024	May 28, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$761	$2,067
Operating cash flows from finance leases	373	351
Financing cash flows from finance leases	136	96
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$—	$83
During the year ended May 26, 2024, the Company recorded ROU asset impairments related to the Curation Foods Santa Maria Office lease of $1.4 million. During the year ended May 28, 2023, the Company recorded impairments related to the Curation Foods Santa Maria office lease of $0.6 million, and our Curation Foods Los Angeles, California office lease of $0.1 million.

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
Because recovery of amounts is contingent upon a legal settlement, no amounts have been recorded as recoverable costs through May 26, 2024.
Confidential Settlement Agreement and Release

On August 24, 2023, the Company reached a confidential settlement and release agreement with a third-party insurance underwriter as a result of a claim filed by the Curation business. In connection with this settlement agreement, the Company received a cash payment of $1.9 million on September 19, 2023, which is recorded as discontinued operations.
SEC Subpoena
On February 16, 2024, the Chicago Regional Office of the SEC issued a subpoena to the Company seeking documents and information concerning the Restatement. The Company is in the process of responding to the subpoena and intends to cooperate with the SEC. We cannot predict the duration or outcome of this matter at this time.
Landlord Complaints

On January 12, 2024, the landlord for a property leased by Curation filed a complaint of unlawful detainer against the Company in Santa Barbara County Superior Court, seeking possession of the building and alleging past due rent of approximately $0.2 million. On February 29, 2024, Curation surrendered possession of the premises to the landlord. The unlawful detainer action has thus been converted to an ordinary civil action. Landlord has filed an amended complaint against both Curation and the Company seeking to recover all rent which will accrue through the expiration of the lease, less any sums landlord collects from a replacement tenant. No trial date has been set yet.

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
Other Litigation Matters
In June of 2021, a complaint was filed against the company alleging multiple wage and hour claims. On June 6, 2022 the Company reached an agreement to settle all causes of action alleged by the Plaintiff under the California Labor Code, the California Business and Professionals Code, the applicable Wage Order, and the Private Attorneys General Act (the “PAGA”). In connection with the settlement agreement the Company recorded a $0.5 million charge, which is included in Loss from discontinued operations costs in the Consolidated Statements of Operations for the fiscal year ended May 28, 2023.
Compliance Matters
On December 1, 2018, the Company acquired all of the voting interests and substantially all of the assets of Yucatan (the “Yucatan Acquisition”), which owns a guacamole manufacturing plant in Mexico called Procesadora Tanok, S de RL de C.V. (“Tanok”).
On October 21, 2019, the Company retained Latham & Watkins, LLP to conduct an internal investigation relating to potential environmental and Foreign Corrupt Practices Act (“FCPA”) compliance matters associated with regulatory permitting at the Tanok facility in Mexico. The Company subsequently voluntarily self-disclosed to the SEC and the U.S. Department of Justice (“DOJ”) the conduct under investigation, and these agencies commenced an investigation. The Company also disclosed the conduct under investigation to the Office of the Attorney General in Mexico, which in December 2021 decided (a) that Curation Foods, Inc., did not commit or participate in the criminal conduct disclosed, (b) no criminal action would be taken against Curation Foods, Inc., (c) that no criminal liability was established against Tanok and Yucatan after they were acquired by Curation Foods, Inc., and (d) the decisions do not apply to any individuals who may be responsible for misconduct. The Company also disclosed the misconduct to other regulators in Mexico. The conduct at issue began prior to the Yucatan Acquisition, and the agreement for the Yucatan Acquisition provides the Company with certain indemnification rights that may allow the Company to recover the cost of a portion of the liabilities that have been and may be incurred by the Company in connection with these compliance matters. On September 2, 2020, one of the former owners of Yucatan filed a lawsuit against the Company in Los Angeles County Superior Court for breach of employment agreement, breach of contract, breach of holdback agreement, declaratory relief and accounting, and related claims. The Plaintiff seeks over $10 million in damages, including delivery of shares of his stock held in escrow for the indemnification claims described above. On November 3, 2020, the Company filed an answer and cross-complaint against the Plaintiff and other former equity holders of Yucatan for fraud, indemnification, and other claims, and seeking no less than $80 million in damages. In fiscal 2022 and 2023, the Company reached settlements with several of the cross-defendants, pursuant to which the settling cross-defendants agreed that certain of the shares of stock they received when the Company acquired Yucatan be sold and the proceeds paid to the Company. The matter is proceeding against the Plaintiff and the remaining cross-defendants.
On November 16, 2023, the Company and the U.S. Department of Justice (the “DOJ”) executed a letter (“Declination Letter”) in which the DOJ has declined to prosecute the Company for violations of the Foreign Corrupt Practices Act (the “FCPA”) involving the Company’s formerly-held subsidiary, Yucatan Foods L.P. (“Yucatan”). Pursuant to the Declination Letter, in connection with the DOJ’s declination to prosecute, in fiscal 2023 the Company agreed to pay disgorgement in the amount of $406,505, and to continue to fully cooperate with any ongoing government investigations and any prosecutions that might result in the future. The Company paid the disgorgement amount in full in fiscal 2024.
At this stage, the ultimate outcome of these or any other investigations, legal actions, or potential claims that may arise from the matters under investigation is uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of net loss after indemnification, or its effect, if any, on its financial statements. Separately, there are indemnification provisions in the purchase agreement that may allow the Company to recover costs for breach of the purchase agreement from the seller. Because recovery of amounts is contingent upon a legal settlement, no amounts have been recorded as recoverable costs through May 26, 2024.

10.    Restructuring Costs
During fiscal year 2020, the Company announced a restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive. This includes a reduction-in-force, a reduction in leased office spaces and the sale of non-strategic assets.

The following table summarizes the restructuring costs recognized in the Consolidated Statements of Operations for the fiscal years ended May 26, 2024, May 28, 2023 and May 29, 2022:

(In thousands)	Year Ended
	May 26, 2024	May 28, 2023	May 29, 2022
Asset write-off costs	$—	$—	$3,127
Employee severance and benefit costs	234	2,542	405
Lease costs	1,036	96	2,072
Other restructuring costs	386	1,546	2,755
Total restructuring costs	$1,656	$4,184	$8,359

Asset Write-off Costs
Asset write-off costs are costs related to impairment or disposal of property and equipment as part of the Company’s restructuring plan to drive enhanced profitability, focus the business on its strategic assets and redesign the organization to be the appropriate size to compete and thrive.
The Company leased an office for Curation located in Santa Maria, California (the “Santa Maria Office”). During the third quarter of fiscal year 2022, the Company approved a plan to explore opportunities to sub lease its Santa Maria Office. The Company recognized a $5.3 million impairment loss ($3.7 million included in asset write-off costs related to leasehold improvements impairment and $1.6 million included in lease costs related to right-of-use asset impairment) for the year ended May 29, 2022.
Employee Severance and Benefit Costs
Employee severance and benefit costs are costs incurred as a result of reduction-in-force driven by our restructuring plan and closure of offices and facilities. These costs were driven primarily by a reduction-in-force related to our Curation Foods business.
Lease Costs
During the third quarter of fiscal year 2024, the Company recognized $1.4 million in lease costs primarily as a result of an impairment of an ROU asset on the Santa Maria Office. Also in the third quarter of fiscal year 2024, the Company vacated the Santa Maria Office and recognized a $0.7 million net reduction in lease costs estimated for contractual amounts owed under the terminated lease, net of estimated liabilities of $0.6 million that are accrued in other accrued liabilities.
Other restructuring costs
Other restructuring costs primarily related to consulting costs to execute the Company’s restructuring plan to drive enhanced profitability, focus the business on its strategic assets, and redesign the organization to be the appropriate size to compete and thrive.

Accumulated Restructuring Costs

The following table summarizes the restructuring costs recognized in the Company’s Consolidated Statements of Operations since inception of the restructuring plan in fiscal year 2020 through the fiscal year ended May 26, 2024, excluding discontinued operations:

(In thousands)	Total
Asset write-off costs	$13,893
Employee severance and benefit costs	4,333
Lease costs	5,150
Other restructuring costs	8,236
Total restructuring costs	$31,612

Restructuring Costs Liability Roll-forward

The following table presents the movement of the restructuring liability from May 28, 2023 through May 26, 2024, within current liabilities in the Consolidated Balance Sheets:

(In thousands)	May 28, 2023	Expense	Payments	Other (1)	May 26, 2024
Employee severance and benefit	$1,600	$234	$(1,617)	$—	$217
Lease	257	587	(129)	3,575	4,290
Other restructuring	1,140	386	(1,262)	—	264
	$2,997	$1,207	$(3,008)	$3,575	$4,771

(1) The increase to the restructuring liability of $3.6 million relates terminated lease obligations in connection with the exit of a leased property when the Company relocated its headquarters to Minnesota.

11.    Discontinued Operations

As discussed in Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies - Discontinued Operations, during fiscal year 2023 we completed the disposition of O Olive Sale and Yucatan Disposition and during fiscal year 2022 we completed the Eat Smart Disposition. Yucatan, O Olive and Eat Smart represent components of the Company’s previously operated food business and their sale represents a strategic shift in the Company going forward. Accordingly, concurrent with the execution of their respective purchase agreements, Yucatan, O Olive and Eat Smart met the accounting requirements for reporting as discontinued operations for all periods presented. There were no assets or liabilities of Yucatan, O Olive or Eat Smart as of May 26, 2024 or May 28, 2023.

The key components of income (loss) from discontinued operations for the fiscal years ended May 26, 2024, May 28, 2023, and May 29, 2022 were as follows (in thousands):

	Year Ended
	May 26, 2024	May 28, 2023	May 29, 2022
Revenues	$—	$49,988	$261,311
Cost of goods sold	—	51,175	248,670
Gross profit	—	(1,187)	12,641
Operating costs and expenses:
Research and development	—	220	2,441
Selling, general and administrative	—	10,143	24,423
Impairment of goodwill and long-lived and indefinite-lived assets	—	1,300	78,146
Legal settlement charge	—	407	—
Loss on Sale of Eat Smart	—	—	336
Loss on Sale of Yucatan	—	20,663	—
Loss on Sale of O Olive	—	319	—
Restructuring costs	—	1,255	6,542
Total operating costs and expenses	—	34,307	111,888
Operating loss	—	(35,494)	(99,247)
Interest expenses (1)	—	—	(2,682)
Other income (expense), net	2,700	167	—
Income (loss) from discontinued operations before taxes	2,700	(35,327)	(101,929)
Income tax benefit	(18)	—	690
Income (loss) from discontinued operations, net of tax	$2,682	$(35,327)	$(101,239)
(1)The Company does not allocate general corporate interest expense to discontinued operations. The amount shown for the year ended May 29, 2022 related to debt held specifically by discontinued operations.

The key components of cash flows from discontinued operations for the fiscal years ended May 28, 2023, and May 29, 2022 were as follows (in thousands):

	Year Ended
	May 28, 2023	May 29, 2022
Cash provided by (used in) operating activities	$12	$(13,600)
Cash (used in) provided by investing activities	$(42)	$105,300
Depreciation and amortization expense	$400	$7,628
Capital expenditures	$(42)	$(4,467)

12.    Subsequent Events

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

Amended Lease Agreement

On August 9, 2024, the Company amended its finance lease agreement dated September, 3, 2015 with 1245, LLP, as lessor, related to office, manufacturing and warehouse space at 1245 Lakeview Drive in Chaska, MN. The primary terms of the amended lease agreement provide for approximately $2.4 million in cash to the Company in exchange for a revised rent payment schedule and an updated purchase option.

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

3.9	Certificate of Amendment to Certificate Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2024.

4.1*	Description of Capital Stock, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on September 14, 2022.

10.1	Form of Indemnification Agreement incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2018.

10.2*	Landec Corporation Nonqualified Deferred Compensation Plan, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed on August 7, 2013.

10.3*	Landec Corporation 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on October 11, 2013.

10.4*	First Amendment to the Landec Corporation 2013 Stock Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2017.

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

10.15
Capital Contribution and Partnership Interest and Stock Purchase Agreement dated December 1, 2018 by and among Apio, Inc., a Delaware Corporation, Yucatan Foods, L.P., a Delaware limited partnership, Camden Fruit Corporation, a California corporation, Landec Corporation, a Delaware corporation, in its capacity as guarantor, Ardeshir Haerizadeh, as an equityholder representative, and the equityholders of Camden and Yucatan, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2018.

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

Exhibit Number	Exhibit Title

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

Exhibit Number	Exhibit Title
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

10.45*
Restricted Stock Unit Award Agreement dated May 20, 2024 to Paul Josephs under Lifecore Biomedical Inc. Equity Inducement Plan., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22 2024.

10.46*
Performance Stock Unit Award Agreement dated May 20, 2024 to Paul Josephs under Lifecore Biomedical Inc. Equity Inducement Plan., incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 22 2024.

10.47*
Participation Notice with Paul Josephs dated May 20, 2024 under the Lifecore Biomedical, Inc. Executive Change in Control Severance Plan., incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 22 2024.

10.48
Seventh Amendment to Credit Agreement, dated May 10, 2024, by and among Lifecore Biomedical, Inc., Curation Foods, Inc., Lifecore Biomedical Operating Company, Inc., and BMO Bank N.A, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2024.

10.49
Amendment No. 1 to Amended and Restated Contract Manufacturing Agreement, by and between Alcon Research, LLC and Lifecore Biomedical, LLC., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2024.

10.50*	Offer Letter, dated March 20, 2024, by and between the Company and Paul Josephs, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2024.

10.51*	Lifecore Biomedical, Inc. Equity Inducement Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 21, 2024.

10.52*
Separation Agreement, approved March 20, 2024, by and between the Company and James G. Hall, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 21, 2024.

19.1+	Lifecore Biomedical, Inc. Insider Trading Policy

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm - BDO USA, P.C.

23.2+	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP

24.1+	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)

Exhibit Number	Exhibit Title
31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recoupment Policy, incorporated by reference to Exhibit 97.1 to the Registrant’s Current Report on Form 10-K filed on March 20, 2024.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Represents a management contract or compensatory plan or arrangement.
**	Information is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
+	Filed herewith.
#	Confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chaska, State of Minnesota, on August 26, 2024.

LIFECORE BIOMEDICAL, INC.

By:	/s/ John D. Morberg
John D. Morberg
Executive Vice-President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Paul Josephs and John D. Morberg, and each of them, as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact to any and all amendments to said Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Josephs
Paul Josephs	President and Chief Executive Officer (Principal Executive Officer) and Director	August 26, 2024

/s/ John D. Morberg
John D. Morberg	Executive Vice-President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	August 26, 2024

/s/ Humberto C. Antunes
Humberto C. Antunes	Director	August 26, 2024

/s/ Jason Aryeh
Jason Aryeh	Director	August 26, 2024

/s/ Raymond Diradoorian
Raymond Diradoorian	Director	August 26, 2024

/s/ Jeffrey L. Edwards
Jeffrey L. Edwards	Director	August 26, 2024

/s/ Katrina L. Houde
Katrina L. Houde	Director	August 26, 2024

/s/ Paul H. Johnson
Paul H. Johnson	Director	August 26, 2024

/s/ Christopher Kiper
Christopher Kiper	Director	August 26, 2024

/s/ Matthew Korenberg
Matthew Korenberg	Director	August 26, 2024

/s/ Nelson Obus
Nelson Obus	Director	August 26, 2024

/s/ Joshua E. Schechter
Joshua E. Schechter	Director	August 26, 2024