Form 10-Q
period 2024-08-25
LIFECORE BIOMEDICAL, INC. \DE\
filed 2024-10-04
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended August 25, 2024, or

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

Large Accelerated Filer	☐	Accelerated Filer	☒	Emerging Growth Company	☐
Non Accelerated Filer	☐	Smaller Reporting Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
As of September 27, 2024, there were 30,898,255 shares of common stock outstanding.

LIFECORE BIOMEDICAL, INC.
FORM 10-Q
INDEX

			Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of August 25, 2024 and May 26, 2024		1
	Condensed Consolidated Statements of Operations for the Three Months Ended August 25, 2024 and August 27, 2023		2
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Shareholders’ Equity (Deficit) for the Three Months Ended August 25, 2024 and August 27, 2023		3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended August 25, 2024 and August 27, 2023		4
	Notes to the Condensed Consolidated Financial Statements		5

	1	Organization, Basis of Presentation and Summary of Significant Accounting Policies	5
	2	Revenue	7
	3	Restructuring Costs	7
	4	Earnings Per Share	8
	5	Fair Value Measurements	8
	6	Contract Assets and Liabilities	9
	7	Accounts Receivable	10
	8	Inventories	11
	9	Property, Plant, and Equipment	12
	10	Debt	13
	11	Leases	14
	12	Stock-based Compensation	15
	13	Convertible Preferred Stock and Common Stock	16
	14	Income Taxes	17
	15	Commitments and Contingencies	17
	16	Discontinued Operations	18
	17	Subsequent Events	18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk		25
Item 4.	Controls and Procedures		25

Part II.	Other Information		27

Item 1.	Legal Proceedings		27
Item 1A.	Risk Factors		27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		27
Item 3.	Defaults Upon Senior Securities		27
Item 4.	Mine Safety Disclosures		27
Item 5.	Other Information		27
Item 6.	Exhibits		28
	Signatures		29
i

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par values)

	August 25, 2024	May 26, 2024
	(unaudited)
ASSETS
Current Assets:
Cash	$5,520	$8,462
Accounts receivable, less allowance for credit losses	17,674	20,343
Accounts receivable, related party	7,471	10,810
Inventories, net	41,642	39,979
Prepaid expenses and other current assets	1,876	1,439
Total Current Assets	74,183	81,033

Property, plant, and equipment, net	148,756	148,598
Operating lease right-of-use assets	2,373	2,442
Goodwill	13,881	13,881
Intangible assets, net	4,200	4,200
Other long-term assets	3,431	3,806
Total Assets	$246,824	$253,960

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,010	$16,334
Accrued compensation	5,565	5,533
Other accrued liabilities	11,380	9,986
Current portion of lease liabilities	4,141	4,133
Deferred revenues	339	1,088
Deferred revenues, related party	315	1,025
Current portion of long-term debt, net, related party	773	773
Total Current Liabilities	40,523	38,872

Long-term debt, less current portion, net, related party	105,545	100,819
Revolving credit facility	21,605	19,691
Debt derivative liability, related party	24,500	25,400
Long-term lease liabilities, less current portion	4,800	4,944
Deferred taxes, net	443	543
Deferred revenues, less current portion, related party	4,791	4,703
Other non-current liabilities	5,114	5,086
Total Liabilities	207,321	200,058

Commitments and Contingencies, see Note 15

Convertible Preferred Stock, $0.001 par value; 2,000,000 shares authorized; 43,257 and 42,461 shares issued and outstanding at August 25, 2024 and May 26, 2024, respectively	43,441	42,587

Shareholders’ Equity:
Common Stock, $0.001 par value; 75,000,000 and 50,000,000 shares authorized; 30,898,255 and 30,562,961 shares issued and outstanding at August 25, 2024 and May 26, 2024, respectively	31	30
Additional paid-in capital	178,784	177,808
Accumulated deficit	(182,753)	(166,523)
Total Shareholders’ (Deficit) Equity	(3,938)	11,315
Total Liabilities, Convertible Preferred Stock, and Shareholders’ Equity	$246,824	$253,960

See accompanying notes to the condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except share and per share values)

	Three Months Ended
	August 25, 2024	August 27, 2023
Revenues	$16,793	$16,953
Revenues, related party	7,912	7,569
Total Revenues	24,705	24,522
Cost of goods sold	19,318	21,794
Gross profit	5,387	2,728

Operating costs and expenses:
Research and development	2,186	2,146
Selling, general, and administrative	14,785	9,196
Total operating costs and expenses	16,971	11,342
Operating loss	(11,584)	(8,614)

Interest expense, net	(968)	(793)
Interest expense, related party	(4,400)	(3,145)
Change in fair value of debt derivative liability, related party	900	200
Other expense, net	(203)	(170)
Net loss from continuing operations before taxes	(16,255)	(12,522)
Provision for income tax benefit (expense)	25	(88)
Net loss from continuing operations	(16,230)	(12,610)

Discontinued operations:
Income from discontinued operations	—	1,850
Income tax benefit	—	6
Income from discontinued operations, net of tax	—	1,856
Net loss	$(16,230)	$(10,754)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.53)	$(0.41)
Income from discontinued operations	—	0.06
Total basic and diluted net loss per share	$(0.53)	$(0.35)

Shares used in per share computation:
Basic and Diluted	30,855,742	30,403,392

See accompanying notes to the condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited) (Dollars in thousands)

	Three Months Ended August 25, 2024
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)

	Shares	Amount	Shares	Amount
Balance at May 26, 2024	42,461	$42,587	30,562,961	$30	$177,808	$(166,523)	$11,315
Issuance of stock under stock plans, net of shares withheld	—	—	335,294	1	—	—	1
Convertible Preferred Stock paid-in-kind (“PIK”) dividend	796	806	—	—	(806)	—	(806)
Accretion of Convertible Preferred Stock issuance costs	—	48	—	—	(48)	—	(48)
Taxes paid by the Company for employee stock plans	—	—	—	—	(589)	—	(589)
Stock-based compensation costs	—	—	—	—	2,419	—	2,419
Net loss	—	—	—	—	—	(16,230)	(16,230)
Balance at August 25, 2024	43,257	$43,441	30,898,255	$31	$178,784	$(182,753)	$(3,938)

	Three Months Ended August 27, 2023
					Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at May 28, 2023	39,420	$39,318	30,322,169	$30	$174,276	$(178,536)	$(4,230)
Issuance of stock under stock plans, net of shares withheld	—	—	133,469	—	724	—	724
Convertible Preferred Stock PIK dividend	739	748	—	—	(748)	—	(748)
Accretion of Convertible Preferred Stock issuance costs	—	48	—	—	(48)	—	(48)
Taxes paid by the Company for employee stock plans	—	—	—	—	(45)	—	(45)
Stock-based compensation costs	—	—	—	—	1,541	—	1,541
Net loss	—	—	—	—	—	(10,754)	(10,754)
Balance at August 27, 2023	40,159	$40,114	30,455,638	$30	$175,700	$(189,290)	$(13,560)

See accompanying notes to the condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended
	August 25, 2024	August 27, 2023
Cash flows from operating activities:
Net loss	$(16,230)	$(10,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,993	2,168
Stock-based compensation	2,419	1,533
Deferred taxes	(100)	76
Non-cash interest expense	423	—
Non-cash interest expense, related party	4,296	3,025
Change in debt derivative liability, related party	(900)	(200)
Provision for expected credit losses	(11)	21
Other, net	—	3
Changes in operating assets and liabilities:
Accounts receivable	2,680	9,241
Accounts receivable, related party	3,339	(6,855)
Inventories	(1,663)	(849)
Other assets	(244)	(2,426)
Accounts payable	3,628	(4,202)
Accrued compensation	32	371
Other liabilities	1,154	(2,530)
Deferred revenues	(749)	(451)
Deferred revenues, related party	(710)	3,500
Net cash used in operating activities	(643)	(8,329)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,392)	(5,054)
Net cash used in investing activities	(3,392)	(5,054)

Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	1	—
Proceeds from exercise of stock options	—	724
Proceeds from revolving credit facility, net	1,914	2,281
Taxes paid by the Company for employee stock plans	(589)	(45)
Principal payments on equipment financing, related party	(193)	—
Principal payments on finance leases	(40)	(26)
Net cash provided by financing activities	1,093	2,934

Net decrease in cash	(2,942)	(10,449)

Cash, beginning of period	8,462	19,091
Cash, end of period	$5,520	$8,642

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant, and equipment in accounts payable	$5,906	$4,741
Capitalized interest	$711	$969
Convertible Preferred Stock PIK dividend	$806	$748

See accompanying notes to the condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In thousands, except share and per share values)

1.    Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Organization
Lifecore Biomedical, Inc. and its subsidiaries (“Lifecore” or the “Company”) is a fully integrated contract development and manufacturing organization (“CDMO”) that offers capabilities in the development, fill and finish of complex sterile injectable pharmaceutical products in syringes, vials, and cartridges.
Discontinued Operations
The Company previously operated a natural food company through its wholly-owned subsidiary, Curation Foods, Inc. (“Curation Foods”). During the year ended May 28, 2023, the Company entered into agreements for the sale or disposition of all subsidiaries within the Curation Foods business, which was completed during the year ended May 26, 2024. Upon completion of the dispositions, it ceased to operate the Curation Foods business.
Basis of Presentation
The accompanying Condensed Consolidated Balance Sheet as of May 26, 2024, which has been derived from audited financial statements, and the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at August 25, 2024, and the results of operations and cash flows for all periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared following GAAP have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2024.
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
Statement of Comprehensive Income
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income. Comprehensive loss is the same as net loss for all periods presented.
Basis of Consolidation
The condensed consolidated financial statements are presented on the accrual basis of accounting in accordance with GAAP and include the accounts of the Company and its subsidiaries. All material inter-company transactions and balances have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; recognition and measurement of current and deferred income tax assets and liabilities; the recoverability assessment of inventories; the valuation and recognition of stock-based compensation; and the valuation of the debt derivative liability.

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
During the three months ended August 25, 2024 and August 27, 2023, the company had significant sales concentrations with certain customers. The Company also had accounts receivable concentrations at August 25, 2024 and May 26, 2024. See Note 2 – Revenue and Note 7 – Accounts Receivable, for the quantification of these concentrations.
Per Share Information
Accounting guidance requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution as if securities or other contracts to issue the Company’s common stock, par value $0.001 per share (“Common Stock”) were exercised or converted into Common Stock. The Company’s diluted common equivalent shares consist of convertible preferred stock, stock options, restricted stock units (“RSUs”), and performance share units (“PSUs”). Dilution related to stock options, RSUs and PSUs is calculated using the treasury stock method, which includes the assumed repurchase of common shares from cash received upon stock option exercises, and unrecognized compensation expense. The potential dilutive effect of the Convertible Preferred Stock is calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive.
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
Related Party Transactions
The Company has reflected related party balances on the face of its financial statements beginning in the period which Alcon Research, LLC (“Alcon”) became a related party, which was as of May 22, 2023 at the time Alcon provided financing to the Company. Prior to providing financing, and continuing subsequently, Alcon was a customer of the Company. Refer to Note 10 – Debt for additional discussion on the Company’s debt agreement with Alcon.

2.    Revenue
The Company disaggregates its revenue based on how it markets its products and services and reviews results of operations. The following table disaggregates revenues by major product lines and services:

	Three Months Ended
	August 25, 2024	August 27, 2023
CDMO	$20,180	$21,539
Fermentation	4,525	2,983
Total	$24,705	$24,522
The following table disaggregates revenues by the timing of revenue recognition:

	Three Months Ended
	August 25, 2024	August 27, 2023
CDMO - Developmental Services revenue recognized over time	$5,876	$6,381
Revenues recognized at a point in time	18,829	18,141
Total	$24,705	$24,522
During the three months ended August 25, 2024, the Company had revenues concentrations of 10% or greater from two customers, accounting for 32% and 24%. During the three months ended August 27, 2023, the Company had revenues concentrations of 10% or greater from three customers, accounting for 31%, 21%, and 15%.

3.    Restructuring Costs

The following table summarizes the restructuring costs recognized in the Company’s Condensed Consolidated Statements of Operations, in connection with the previously announced restructuring plan. These costs are included within selling, general, and administrative costs on the consolidated statements of operations.

	Three Months Ended
	August 25, 2024	August 27, 2023
Employee severance and benefit costs	$439	$(18)
Lease costs	—	7
Other restructuring costs	44	1
Total restructuring costs	$483	$(10)
The following table presents the movement of the restructuring costs liability from May 26, 2024 through August 25, 2024, excluding discontinued operations, within current liabilities in the Condensed Consolidated Balance Sheet:

	May 26, 2024	Expense	Payments	August 25, 2024
Employee severance and benefit costs	$217	$439	$(397)	$259
Lease costs	4,290	—	—	4,290
Other restructuring costs	264	44	(40)	268
	$4,771	$483	$(437)	$4,817

4.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	August 25, 2024	August 27, 2023
Numerator:
Net loss from continuing operations	$(16,230)	$(12,610)
Income from discontinued operations, net of tax	—	1,856
Net loss	$(16,230)	$(10,754)

Denominator:
Weighted average shares for basic and diluted net income (loss) per share	30,855,742	30,403,392

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.53)	$(0.41)
Income from discontinued operations	—	0.06
Total basic and diluted net loss per share	$(0.53)	$(0.35)

Due to the Company’s net loss for the three months ended August 25, 2024 and August 27, 2023, the net loss per share includes only the weighted average common shares outstanding and thus excludes the following, as such impact would be antidilutive:

	Three Months Ended
	August 25, 2024	August 27, 2023
Convertible Preferred Stock	5,956,239	5,684,230
Stock Options	21,111	611
Restricted Stock Units	123,406	271,695
Performance Share Units(1)	—	—
Total	6,100,756	5,956,536

(1) PSUs are not considered dilutive until performance targets are met.

See Note 13 – Convertible Preferred Stock and Common Stock for more information on outstanding Convertible Preferred Stock and Note 12 – Stock-based Compensation for more information on outstanding stock options, RSUs and PSUs.

5.    Fair Value Measurements
Cash and cash equivalents represent cash in banks and highly liquid short-term investments that have maturities of three months or less when acquired. These highly liquid short-term investments are both readily convertible to known amounts of cash and so near to their maturity that they present insignificant risk of changes in value due to changes in interest rates.
The Term Loan Credit Facility (as defined in Note 10 – Debt) contains embedded derivatives requiring bifurcation as multiple derivative instruments (“debt derivative liability”). The debt derivative liability related to the Term Loan Credit Facility is recorded as a discount to the long-term debt in the Condensed Consolidated Financial Statements. The embedded debt derivative liability is recorded at fair value, and remeasured every reporting period, with changes in fair value recognized as a component of other expense, net. The fair value of the embedded derivative liabilities associated with the Term Loan Credit Facility was estimated using a probability weighted discounted cash flow model. The Term Loan Credit Facility has a fair value of $132,400 as of August 25, 2024, which was estimated using discounted cash flow model using Level 3 inputs and assumptions. Imprecision in estimating unobservable market inputs can affect the amount of gain or loss recorded for a particular position. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Outstanding borrowings under the Company's Revolving Credit Facility are carried at cost, which approximates their fair value as of August 25, 2024 and May 26, 2024, due to their short duration.
The following table summarizes the fair value of the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis:

	Fair Value at August 25, 2024			Fair Value at May 26, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Debt derivative liability(1)	$—	$—	$24,500	$—	$—	$25,400
Total liabilities	$—	$—	$24,500	$—	$—	$25,400
(1) As of August 25, 2024 and May 26, 2024, the fair value of the debt derivative liability is included on its own line in the Company’s Condensed Consolidated Balance Sheets.
The key inputs to the valuation models that were utilized to estimate the fair value of the debt derivative liability, related party, were (i) a weighted average probability related to the timing of a change in control over the remaining term of the debt; (ii) the estimated probability related to an event of default of the Alcon Supply Agreement, as amended, weighted as to 30 days from the reporting date and at the end of the term of the Term Loan agreement.; and (iii) a risk-adjusted discount rate. There was no change in the probability related to event of default of the Alcon Supply Agreement during the first fiscal quarter of 2025.
Key inputs into the discount rate assumptions during the quarter ended August 25, 2024 and year ended May 26, 2024 were as follows:

	Three Months Ended	Year Ended
	August 25, 2024	May 26, 2024
Assumptions
Discount rate	20.4% — 22.2%	21.3% — 23.5%
Implied spread	16.8%	16.8% — 17.9%
Risk free rate	3.7% — 5.5%	4.3% — 5.6%

The following table reflects the fair value roll forward reconciliation of Level 3 assets and liabilities measured at fair value for the following periods:

	Three Months Ended
	August 25, 2024	August 27, 2023
Balance at beginning of period	$25,400	$64,900
Decrease in fair value(1)	(900)	(200)
Balance at end of period	$24,500	$64,700
(1) For the three months ended August 25, 2024 and August 27, 2023, the decreases in fair value are recorded in the “Change in fair value of debt derivative liability, related party” line within the condensed consolidated statement of operations.

6.    Contract Assets and Liabilities
Contract assets primarily relate to the Company’s unconditional right to consideration for work completed but not billed at the reporting date.
Contract liabilities primarily relate to payments received from customers in advance of performance under a contract. Any incremental costs of obtaining a contract are expensed as incurred.

Description	Balance Sheet Presentation	August 25, 2024	May 26, 2024
Assets:
Receivables not yet billed	Accounts receivable, less allowance for credit losses	$4,033	$3,885
Related party receivables not yet billed	Accounts receivable, related party	92	184
	Total contract assets	$4,125	$4,069

Current Liabilities:
Advances on customer-owned equipment	Other accrued liabilities	$3,590	$3,509
Non related parties deferred revenue	Deferred revenues	339	1,088
Related party deferred revenue	Deferred revenues, related party	315	1,025

Non-Current Liabilities:
Related party deferred revenue	Deferred revenues, less current portion, related party	4,791	4,703
Non-current customer deposit	Other non-current liabilities	216	257
	Total contract liabilities	$9,251	$10,582

Revenues recognized during the three months ended August 25, 2024 that were included in the contract liability balance at the beginning of fiscal year 2025, were $1,583.

Description	Balance Sheet Presentation	August 27, 2023	May 28, 2023
Assets:
Receivables not yet billed	Accounts receivable, less allowance for credit losses	$4,082	$3,055
Related party receivables not yet billed	Accounts receivable, related party	44	143
	Total contract assets	$4,126	$3,198

Current Liabilities:
Non related parties deferred revenue	Deferred revenues	$101	$552
Related party deferred revenue	Deferred revenues, related party	8,256	3,503

Non-Current Liabilities:
Related party deferred revenue	Deferred revenues, less current portion, related party	1,687	2,940
	Total contract liabilities	$10,044	$6,995

Revenues recognized during the three months ended August 27, 2023, that were included in the contract liability balance at the beginning of fiscal year 2024, were $2,022.

7. Accounts Receivable
Accounts receivable balances are as follows:

	August 25, 2024	May 26, 2024
Accounts receivable	$25,845	$31,864
Less: Allowance for credit losses	(700)	(711)
Accounts receivable, less allowance for credit losses	$25,145	$31,153

Gross receivable by bill type are as follows:

	August 25, 2024	May 26, 2024
Billed	$21,720	$27,795
Unbilled	4,125	4,069
Accounts receivable	$25,845	$31,864

Three of the Company’s customers had accounts receivable concentrations of 10% or greater as of August 25, 2024, accounting for 29%, 22% and 12% of accounts receivable. Two of the Company’s customers had accounts receivable concentrations of 10% or greater as of May 26, 2024, accounting for and 34% and 18%.

Changes in the allowance for credit losses related to accounts receivable are as follows:

	Three Months Ended
	August 25, 2024	August 27, 2023
Beginning balance	$711	$485
Provision (Reduction)	(11)	21
Charge-offs	—	—
Ending Balance	$700	$506

8.    Inventories

Inventories primarily consist of in-process and finished goods related to sterile injectable pharmaceutical products in syringes, vials and cartridges. This includes premium, pharmaceutical grade HA in bulk form as well as formulated and filled syringes, vials and cartridges for injectable products used in treating a broad spectrum of medical conditions and procedures.

Inventories are stated at the lower of cost (using the first-in, first-out method) or net realizable value. Inventories consisted of the following:

	August 25, 2024	May 26, 2024
Finished goods	$15,287	$14,924
Raw materials	15,515	14,555
Work in process	12,072	11,915
Gross inventories	42,874	41,394
Less: Inventory reserve	(1,232)	(1,415)
Inventories, net	$41,642	$39,979
Adjustments to inventory are determined at the raw materials, work-in-process, and finished good levels to reflect obsolescence or impaired balances. Factors influencing inventory obsolescence include changes in demand, product life cycle, product pricing, physical deterioration, and quality concerns. The Company recorded adjustments of $1,217 and $776 to record inventory to its net realizable value as of August 25, 2024 and May 26, 2024, respectively.
The Company’s inventory serves as part of the collateral for certain of the Company’s debt arrangements. Refer to Note 10 – Debt for additional discussion on the Company’s debt arrangements and related collateral.

9.    Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	August 25, 2024	May 26, 2024
Land and land improvements	$3,739	$3,739
Buildings and building improvements	62,887	62,874
Machinery and equipment	61,249	61,013
Computer equipment and software	8,306	8,290
Furniture and fixtures	1,642	1,631
Construction in process	63,260	61,385
Gross property, plant, and equipment	201,083	198,932
Less accumulated depreciation and amortization	(52,327)	(50,334)
Net property, plant, and equipment	$148,756	$148,598
The major components of the construction in process are related to two multi-head aseptic filler production lines, including the associated building modifications, to significantly increase manufacturing capacity.
Depreciation and amortization expense for property, plant, and equipment for the three months ended August 25, 2024 and August 27, 2023 was $1,993 and $1,947, respectively.
Capitalized interest on construction projects was $711 and $969 for three months ended August 25, 2024 and August 27, 2023, respectively. Interest is capitalized based on the average outstanding construction in process balance, excluding previously capitalized interest, using a 10% interest rate.
Property, plant, and equipment acquisitions that provide a benefit over several years, and exceed five thousand dollars, are capitalized. The depreciation policy for property, plant, and equipment is as follows:

	Depreciable Lives (in years)
Land improvements	10	—	40
Buildings and building improvements	7	—	40
Machinery and equipment	7	—	25
Transportation equipment	5	—	12
Computer hardware and software	3	—	10
Furniture, fixtures, and office equipment	5	—	10
Tools, molds, and dies	3

10.    Debt
Long-term debt, net consists of the following:

	August 25, 2024	May 26, 2024
Term loan credit facility, related party	$161,245	$157,313
Equipment financing, related party	6,957	7,150
Total principal amount of long-term debt	168,202	164,463
Less: unamortized debt discount	(479)	(504)
Less: debt discount, related party	(61,405)	(62,367)
Total long-term debt, net of discounts	106,318	101,592
Less: current portion of long-term debt, net, related party	(773)	(773)
Long-term debt, net	$105,545	$100,819

Revolving credit facility	$21,605	$19,691
The future minimum principal payments under the Company’s term loan credit facility and equipment financing liability for each year presented are as follows:

Remainder of Fiscal year 2025	$580
Fiscal year 2026	773
Fiscal year 2027	773
Fiscal year 2028	773
Fiscal year 2029	162,018
Fiscal year 2030	773
Thereafter	2,512
Total	$168,202

Term Loan Credit Facility
On May 22, 2023, the Company and Alcon (the “Borrowers”) entered into a Credit and Guaranty Agreement (the “Term Loan Credit Facility”). The Term Loan Credit Facility refinanced in full all obligations of the Company and their subsidiaries under its prior term loan credit facility. Upon entry into the Term Loan Credit Facility, the prior term loan credit facility was terminated and all noncompliance with debt covenants were thereby cured.
The Term Loan Credit Facility provided for up to $142,270 in term loans, excluding PIK interest added to the outstanding balance. The obligations under the Term Loan Credit Facility mature on May 22, 2029, and is secured by the same collateral that secures the Revolving Credit Facility (as defined below).
As of August 25, 2024 and May 26, 2024, the Company’s effective annual interest rate under the Term Loan Credit Facility was 22.5% for both periods. The annual stated rate is 10.0%.
Equipment Financing
On May 22, 2023, the Company entered into an equipment financing agreement with Alcon, totaling $7,730. The agreement calls for 40 quarterly principal payments of $193, plus 6% interest.
Revolving Credit Facility
On May 22, 2023, the Borrowers and certain of the Company’s other subsidiaries, as guarantors, entered into a Limited Waiver, Consent and Fifth Amendment to the credit agreement with BMO, as lender (the “Revolving Credit Facility”).
As of August 25, 2024 and May 26, 2024, the Company’s effective annual interest rate under the Revolving Credit Facility was linked to the Secured Overnight Financing Rate (SOFR), and was 8.35% for both periods.

Financial Covenants Compliance Status and Borrowing Capacity
As of August 25, 2024, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility.
As of August 25, 2024, the Company had approximately $4,500 available for borrowing under our Revolving Credit Facility and the Term Loan Credit Facility was fully drawn.

11.    Leases
Finance Leases
In September 2015, Lifecore executed a lease for an 80,950 square foot building in Chaska, MN, two miles from its headquarters facility. Lifecore and the lessor made capital improvements prior to occupancy and thus the lease did not become effective until January 2016. Lifecore is currently using the building for warehousing and final packaging. The initial term of the lease was seven years with two five-year renewal options. In December 2022, Lifecore exercised one of the options to renew the lease for an additional five years, which extended the lease to December 31, 2027. That lease amendment contained a buyout option at any time during the renewal period with the purchase price equal to the mortgage balance on the lessor’s loan secured by the building. The finance lease obligation at May 26, 2024 assumed the buyout option would be exercised during fiscal year 2028, which was estimated to be $2,568. On August 9, 2024, Lifecore amended this lease, which will provide for $2,400 in cash to the Company in exchange for a revised rent payment schedule and an updated purchase option. The cash payment is scheduled to occur in the second fiscal quarter of 2025. This amendment, when fully executed through the receipt of the cash consideration, will increase the future lease payments by $2,637 and extend the term to September 30, 2034. During the second quarter when the $2,400 is scheduled to be received, the additional future payments will be discounted at the Company’s incremental borrowing rate, resulting in an increase to the present value of the finance lease obligation.
The only other finance lease that Lifecore has relates to a truck that was executed during fiscal year 2024. The truck lease runs for three years and had an initial capitalized amount of $196.
Operating Leases
Lifecore leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through fiscal year 2033. Certain of these leases have renewal options. The only active operating real estate lease relates to a 21,384 square foot building in Chanhassen, Minnesota, containing a warehouse and office space. The lease commenced on September 1, 2020 with an initial term of seven years, plus an option to extend it for an additional five years. The extension period was included in the lease obligation at inception since it was reasonably certain to be exercised. Prior to occupancy, $1,922 in improvements were made to the building, which was funded by the lessor. Lifecore is reimbursing the lessor for costs over 84 months. The future lease payments under this lease, which extend through 2033, total $2,157 as of August 25, 2024.
An operating lease for the Curation Foods former headquarters located in Santa Maria, California was terminated in December 2023. The property was vacated and surrendered to the lessor on February 29, 2024.
The only other Lifecore operating leases relate to printer/copiers, with terms ranging from 36 to 60 months. The future lease payments under these leases, which extend through March 2027, totaled $60 as of August 25, 2024.

12.    Stock-based Compensation
Stock-Based Compensation Activity
The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of stock option awards. The use of an option pricing model requires the Company to make estimates and assumptions, including the expected stock price volatility, expected life of option awards and risk-free interest rate which have a significant impact on the fair value estimates. The following table displays the estimated fair value of stock options granted and the weighted average assumptions utilized:

Three Months Ended
August 25, 2024
Weighted-average grant date fair value	$2.48
Assumptions:
Expected life (in years)	4.35
Risk-free interest rate	3.88%
Volatility	53%
Dividend yield	—%
A summary of the activity under the Company’s stock option plans as of August 25, 2024 and changes during the fiscal quarter then ended is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Total Intrinsic Value of Options Exercised (in thousands)	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding at May 26, 2024	2,112,591	$10.88		2.44	$—
Options granted	54,150	$5.28
Options exercised	—	$—	$—
Options forfeited	(16,956)	$10.13
Options expired	(75,000)	$14.00
Options outstanding at August 25, 2024	2,074,785	$10.63		2.24	$39
Options exercisable at August 25, 2024	1,872,086	$10.82		1.89	$—

The intrinsic values presented in the table above were calculated as the excess, if any, of the market price or closing price of the Company’s common stock over the exercise price of the options multiplied by the number of options exercised, outstanding or exercisable, as applicable.

RSUs are valued using the closing price of the Company’s common stock on their grant date and expensed ratably over the requisite vesting period of one to three years. All vesting is subject to continued service. A summary of the Company’s RSU award activity as of August 25, 2024 and changes during the fiscal quarter then ended is presented below:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value Per Share
RSUs outstanding at May 26, 2024	1,622,004	$7.83
Granted	358,392	$5.18
Vested	(435,448)	$8.54
Forfeited	(108,708)	$7.06
RSUs outstanding at August 25, 2024	1,436,240	$7.01

Currently, the PSUs outstanding vest upon achievement of certain stock price hurdles and continued employment thereafter of our CEO. The PSUs have a 5-year term and any unvested awards at the end of the term will be forfeited. PSUs subject to market conditions are valued using a Monte Carlo simulation model and expensed on an accelerated attribution basis over the derived service period. If the stock price hurdles are not met, expense is not reversed as long as the requisite service period has been met. A summary of the Company’s PSU award activity as of August 25, 2024 and changes during the fiscal quarter then ended is presented below:

	Performance Share Units Outstanding	Weighted-Average Grant Date Fair Value Per Share
PSUs outstanding at May 26, 2024	1,500,000	$4.66
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
PSUs outstanding at August 25, 2024	1,500,000	$4.66

Stock-Based Compensation Expense

The following table summarizes stock-based compensation by income statement line item:

	Three Months Ended
	August 25, 2024	August 27, 2023
Cost of product sales	$141	$184
Research and development	13	43
Selling, general and administrative	2,265	1,306
Stock-based compensation expense	2,419	1,533
Amount capitalized into property, plant, and equipment	—	8
Total stock-based compensation costs	$2,419	$1,541

As of August 25, 2024, there was $13,049 of total unrecognized compensation expense related to unvested equity compensation awards granted under the Lifecore incentive stock plans. This total expense is expected to be recognized over a weighted-average period of 2.06 years.

13.    Convertible Preferred Stock and Common Stock
On January 9, 2023, the Company issued 38,750 shares of the Series A Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”), all of which are convertible into shares of Common Stock at the election of the holders of the Convertible Preferred Stock. The Convertible Preferred Stock ranks senior to the Common Stock with respect to dividends, distributions and payments on liquidation, winding-up and dissolution. The Company recorded the Convertible Preferred Stock proceeds of $38,750, as well as issuance costs of $668. The issuance costs are being reduced over the period ending June 29, 2026 as a charge to additional paid-in capital.

Dividends
The holders of Convertible Preferred Stock are entitled to dividends on the liquidation preference at the rate of 7.5% per annum, payable in-kind. The holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis. As of August 25, 2024 and May 26, 2024, the aggregate liquidation preference of the Convertible Preferred Stock was $43,797 and $42,991, respectively.

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

Voting

Each holder is entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote of holders of shares of Common Stock. Each holder is entitled the whole number of votes equal to the number of shares of Common Stock into which such holder’s shares of Convertible Preferred Stock would be convertible on the record date for the vote or consent.

Registration Rights Agreement

The Registration Rights Agreement contains monetary penalties if the Company fails to maintain the effectiveness of the registration statement. As of August 25, 2024, the Company has incurred $4,377 in cumulative monetary penalties and interest under the Registration Rights Agreement due to the delinquent filing of the Company’s annual and quarterly reports with the SEC. The amounts expensed within non-operating other expense, net for monetary penalties during the three months ended August 25, 2024 and August 27, 2023 were $275 and $250, respectively. The Company also incurred $95 in interest on the monetary penalties for the three months ended August 25, 2024, and none for the prior year first quarter. The accrual for these liabilities was $3,841 as of August 25, 2024, which is included in other accrued liabilities.

14.    Income Taxes
The provision for income taxes from continuing operations for the three months ended August 25, 2024 and August 27, 2023, was a benefit of $25 and an expense of $88, respectively. The effective tax rate for the three months ended August 25, 2024 and August 27, 2023 was 0.2% and (0.7)%, respectively. The effective tax rate for the three months ended August 25, 2024 and August 27, 2023, was lower than the statutory federal income tax rate of 21% primarily due to the valuation allowance recorded against certain deferred tax assets, offset by the federal and state research and development tax credits.

15.    Commitments and Contingencies

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

Because recovery of amounts is contingent upon a legal settlement, no amounts have been recorded as recoverable costs through August 25, 2024.

SEC Subpoena

On February 16, 2024, the Chicago Regional Office of the SEC issued a subpoena to the Company seeking documents and information concerning the financial statement restatement. The Company is in the process of responding to the subpoena and intends to cooperate with the SEC. We cannot predict the duration or outcome of this matter at this time.

Landlord Complaints

On January 12, 2024, the landlord for a property leased by Curation filed a complaint of unlawful detainer against the Company in Santa Barbara County Superior Court, seeking possession of the building and alleging past due rent of approximately $171. On February 29, 2024, Curation surrendered possession of the premises to the landlord. The unlawful detainer action has thus been converted to an ordinary civil action. Landlord has filed an amended complaint against both Curation and the Company seeking to recover all rent which will accrue through the expiration of the lease, less any sums landlord collects from a replacement tenant. No trial date has been set yet.

On January 12, 2024, a landlord for a different property leased by Curation delivered to the Company a pay or quit notice related to such property, seeking payment of past due rent of approximately $87 or requesting Curation to vacate the property. The Company has accrued past due rents, but the ultimate exposure to loss will depend on future events and is not reasonably certain at this time.

Compliance Matters

On December 1, 2018, the Company acquired all of the voting interests and substantially all of the assets of Yucatan (the “Yucatan Acquisition”), which owns a guacamole manufacturing plant in Mexico called Procesadora Tanok, S de RL de C.V. (“Tanok”).

On October 21, 2019, the Company retained Latham & Watkins, LLP to conduct an internal investigation relating to potential environmental and Foreign Corrupt Practices Act (“FCPA”) compliance matters associated with regulatory permitting at the Tanok facility in Mexico. The Company subsequently voluntarily self-disclosed to the SEC and the U.S. Department of Justice (“DOJ”) the conduct under investigation, and these agencies commenced an investigation. The Company also disclosed the conduct under investigation to the Office of the Attorney General in Mexico, which in December 2021 decided (a) that Curation Foods, Inc., did not commit or participate in the criminal conduct disclosed, (b) no criminal action would be taken against Curation Foods, Inc., (c) that no criminal liability was established against Tanok and Yucatan after they were acquired by Curation Foods, Inc., and (d) the decisions do not apply to any individuals who may be responsible for misconduct. The Company also disclosed the misconduct to other regulators in Mexico. The conduct at issue began prior to the Yucatan Acquisition, and the agreement for the Yucatan Acquisition provides the Company with certain indemnification rights that may allow the Company to recover the cost of a portion of the liabilities that have been and may be incurred by the Company in connection with these compliance matters. On September 2, 2020, one of the former owners of Yucatan filed a lawsuit against the Company in Los Angeles County Superior Court for breach of employment agreement, breach of contract, breach of holdback agreement, declaratory relief and accounting, and related claims. The Plaintiff seeks over $10 million in damages, including delivery of shares of his stock held in escrow for the indemnification claims described above. On November 3, 2020, the Company filed an answer and cross-complaint against the Plaintiff and other former equity holders of Yucatan for fraud, indemnification, and other claims, and seeking no less than $80 million in damages. In fiscal 2022, 2023 and 2024, the Company reached settlements with several of the cross-defendants, pursuant to which the settling cross-defendants agreed that certain of the shares of stock they received when the Company acquired Yucatan either be sold and the proceeds paid to the Company, or that those shares be released to the Company. As of October 1, 2024, the matter is still proceeding against the Plaintiff and the remaining cross-defendants.

On November 16, 2023, the Company and the DOJ executed a letter (“Declination Letter”) in which the DOJ has declined to prosecute the Company for violations of the FCPA involving the Company’s formerly-held subsidiary, Yucatan Foods L.P. (“Yucatan”). Pursuant to the Declination Letter, in connection with the DOJ’s declination to prosecute, in fiscal 2023 the Company agreed to pay disgorgement in the amount of $407, and to continue to fully cooperate with any ongoing government investigations and any prosecutions that might result in the future. The Company paid the disgorgement amount in full in fiscal 2024.

At this stage, the ultimate outcome of these or any other investigations, legal actions, or potential claims that may arise from the matters under investigation is uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount of net loss after indemnification, or its effect, if any, on its financial statements. Separately, there are indemnification provisions in the purchase agreement that may allow the Company to recover costs for breach of the purchase agreement from the seller. Because recovery of amounts is contingent upon a legal settlement, no amounts have been recorded as recoverable costs through August 25, 2024.

16.    Discontinued Operations

On August 24, 2023, the Company reached a confidential settlement and release agreement with a third-party insurance underwriter as a result of a claim filed by the Curation Foods business. In connection with this settlement agreement, the Company received a cash payment of $1,850 on September 19, 2023, which was recognized as income from discontinued operations in the three months ended August 27, 2023.

17.    Subsequent Events

On October 3, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain entities. Pursuant to the Purchase Agreement, the Company agreed to sell an aggregate of 5,928,775 shares of its common stock (the “Shares”) for aggregate gross proceeds of approximately $24,300 (the “Offering”). The purchase price for each Share was $4.10. The Offering closed on October 3, 2024.

On August 28, 2024, the Company appointed Ryan D. Lake as the Company’s Chief Financial Officer and Secretary, effective September 3, 2024. Under Mr. Lake’s employment agreement, his compensation and benefits include a PSU award for up to 750,000 shares and an RSU award of 262,500 shares. The grant-date fair value of these PSUs was $2,518, of which $1,305, $890, and $323 are projected to be recognized during FY2025, FY2026, and FY2027, respectively. The grant-date fair value of the RSUs was $1,147, which will be recognized over the five-year vesting period.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All dollar values are in thousands, unless otherwise noted)
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1, of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2024 (the “2024 Annual Report”).
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933, as amended, and the Exchange Act. Words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” “likely” and similar expressions are used to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Potential risks and uncertainties include, without limitation, the timing and expenses associated with operations, the ability to achieve acceptance of new products in the marketplace, government regulations affecting our business, the timing of regulatory approvals, the impact of adverse and uncertain economic conditions in the U.S. and international markets, the mix between domestic and international sales, and those other risks mentioned in this report and the 2024 Annual Report.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in Item 1A. “Risk Factors” of this report and in the 2024 Annual Report.
All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this report, the 2024 Annual Report, and hereafter in our other SEC filings and public communications.

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

The Company

The Company is a fully integrated contract development and manufacturing organization (CDMO) that offers highly differentiated capabilities in the development, fill and finish of complex sterile injectable pharmaceutical products in syringes, vials, and cartridges under contract for product sponsors, along with producing premium, injectable grade sodium hyaluronate (HA) for use as an active pharmaceutical ingredient (API). Lifecore uses its experience in handling of viscous, complex products to be a technical leader in contract development services to create a manufacturable, scalable and compliant production process for many types of medicinal products. These services include activities such as formulation technology development, material component definition, analytical method development, filling optimization, packaging design, stability studies, process validation, clinical production and ultimately production of commercially approved products. The Company has more than 40 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market.
Built over many years of experience, Lifecore separates itself from its competition based on its five areas of expertise, including but not limited to Lifecore’s ability to:
Establish strategic relationships with market leaders:
Lifecore continues to develop and manufacture products with partners who have strong marketing, sales, and distribution capabilities, reaching the patients they serve. Through its strong reputation and history of providing pharmaceutical grade HA and products, Lifecore has established long-term relationships with global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories and leverages those partnerships to attract new relationships in other medical markets.

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
Utilize manufacturing infrastructure to meet customer demand:
Lifecore has made strategic capital investments in its CDMO business focusing on extending its formulation and filling capacity and capabilities to meet increasing partner demand and regulatory expectations and to attract new contract filling opportunities.
Maintain flexibility and speed in product development and supply relationships:
Lifecore’s vertically integrated development and manufacturing capabilities and strong Quality systems allow it to quickly move a product from development to commercial production. Lifecore’s role extends from supplying HA raw materials to providing technology transfer and development services to manufacture aseptically filled, finished sterile products, and assuming full supply chain responsibilities (from raw material management through packaging and serialization).
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

We are focused on driving profitable growth with new product development along with clinical and commercial manufacturing of sterile injectable products. Lifecore seeks to expand its presence in the CDMO marketplace by partnering with biopharmaceutical and biotechnology companies to bring their unique therapies to market. Lifecore’s goal of continuing success will be to execute on its three strategic priorities:

1)Managing Business Development Pipeline: Accelerate product development activities for virtual, small and large biopharmaceutical and biotechnology companies in various stages of the product lifecycle, spanning clinical development stage to commercialization, which aligns with the business’ overall product development strategy.

2)Maximizing Capacity: Meet customer demand by maximizing capacity in the syringe, vial and cartridge multi-purpose filler production line to significantly increase the number of products produced.

3)Advancing Product Commercialization: Continue to seek out opportunities to advance customers’ late-stage product development activities by supporting their clinical programs and commercial process scale-up activities.
Reportable Segments
The Company operates as one reportable segment. This is based on the objectives of the business and how our chief operating decision maker, the President and Chief Executive Officer, monitors operating performance and allocates resources.

Related Party Transactions

For a discussion of significant related party transactions, refer to Related Party Transactions within Note 1 to the condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Revenues and Gross Profit:

Lifecore generates revenues from two integrated activities: CDMO and HA manufacturing. Lifecore generates revenues from the development and manufacture of HA products and provides contract development and aseptic manufacturing services to customers.

Numerous factors can influence gross profit, including HA manufacturing product mix, customer mix, manufacturing costs, timing of production, volume, sales discounts, and charges for excess or obsolete inventory, among others. Many of these factors influence or are interrelated with other factors. The Company includes in cost of goods sold all of the following costs: raw materials (including packaging, syringes, fermentation and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs), and shipping and shipping-related costs.

	Three Months Ended		Change
	August 25, 2024	August 27, 2023	Amount	%
Total Revenues	$24,705	$24,522	$183	1%
Gross Profit	$5,387	$2,728	$2,659	97%
Gross Profit Percentage	21.8%	11.1%	10.7%

The increase in total revenues for the three months ended August 25, 2024, compared to the same period last year, was due to a $1.5 million increase in HA manufacturing revenues from our largest customer due to timing of shipments, partially offset by a $1.3 million decrease in CDMO revenues primarily as a result of one customer working down inventory levels built in the prior year period.

The increase in gross profit for the three months ended August 25, 2024, compared to the same period last year, was due primarily to a favorable sales mix between customers and price increases to our customers within CDMO revenues as evidenced by a favorable rate variance of $2.7 million detailed further below.

The 1,068 basis points (“bps”) improvement in the Gross Profit Percentage is due to a $3.6 million or 1,429 bps increase in CDMO revenue gross profit, of which $2.0 million or 887 bps increase results from a favorable sales mix and $1.6 million or 542 bps increase is due to price increases to our customers, both of which are in CDMO revenues and a $0.2 million or 68 bps increase resulting from the increase in HA manufacturing revenues partially offset by a $1.1 million or 429 bps decrease primarily due to writing down inventories to their net realizable value.
Operating Expenses:

	Three Months Ended		Change
	August 25, 2024	August 27, 2023	Amount	%
Research and Development	$2,186	$2,146	$40	2%
Selling, general and administrative	$14,785	$9,196	$5,589	61%
Total Operating Expenses	$16,971	$11,342	$5,629	50%

Research and Development (“R&D”)

R&D expenses consist primarily of product development and commercialization initiatives. R&D expenses are focused on new products and applications for HA-based and non-HA biomaterials. R&D expenses for the three months ended August 25, 2024 was consistent with the prior period.

Selling, General, and Administrative (“SG&A”)

Selling, general and administrative expenses consist of salaries and related costs for administrative, public company and business development functions as well as legal fees, and consulting fees. Public company costs include compliance, audit, tax, insurance and investor relations.

The increase in total SG&A expenses for the three months ended August 25, 2024, compared to the same period last year, was primarily due to increases in (i) professional fees of $4.7 million, consisting primarily of $2.4 million in audit fees and legal fees of $2.3 million; and (ii) non-cash stock-based compensation expense, primarily due to the impact of performance stock unit grants of $0.9 million.

Included within SG&A for the three months ended August 25, 2024 were higher professional fees than we expect to incur on a normalized basis of approximately (a) $3.6 million of reorganization costs consisting primarily of (i) $1.6 million of audit fee overages related to the completion of the Company’s FY 2024 quarterly and annual reporting as a result of switching auditors; (ii) $1.1 million of legal fees related to civil litigation involving the former owners (and sellers) of Yucatan Foods; and (iii) $0.8 million of consulting costs to support the Company’s FY 2024 audit; and (b) $1.2 million of legal fees related to the stockholder activist settlement.

Included within SG&A in the prior year three month period ended August 27, 2023 were approximately $2.8 million of costs that we do not expect to incur on a normalized basis consisting primarily of (i) $1.2 million of reorganization costs related to the sale of the food businesses; (ii) $0.8 million of costs related to the Company’s strategic alternatives review that was completed in the 4th quarter of FY 2024; (iii) $0.4 million of audit fee overages primarily related to the Company’s accounting for the sale of the food businesses in FY 2023; and (iv) $0.2 million of consulting costs to support the Company’s FY 2023 audit.

Other Non-Operating Items:

	Three Months Ended		Change
	August 25, 2024	August 27, 2023	Amount	%
Interest expense, net	$(5,368)	$(3,938)	$(1,430)	36%
Change in fair value of debt derivative liability, related party	$900	$200	$700	350%
Other expense, net	$(203)	$(170)	$(33)	19%
Provision for income tax benefit (expense)	$25	$(88)	$113	(128)%

Interest Expense, net

The increase in interest expense, net for the three months ended August 25, 2024, compared to the same period last year, was primarily a result of $997 increased interest expense related to Alcon term loan debt, primarily related to amortization of the debt discount. There was also a reduction in capitalized interest of $258 due to completed projects in the current year.

Change in fair value of debt derivative liability, related party

The change in fair value of debt derivative liability, related party for the three months ended August 25, 2024, compared to the same period last year, was primarily due to the change in the market credit spread. There were no changes in the probability factors related to the timing of a change in control and an event of default on the supply agreement with Alcon for the three months ended August 25, 2024.

Other Expense, net

Other Expense, net included $275 and $250 in monetary penalties related to the late registration statement filings as contained in the Registration Rights Agreement (excluding interest) for the three months ended August 25, 2024 and August 27, 2023, respectively, and was the primary cause of the increase period over period.
Income Taxes

The income tax provision primarily consist of valuation allowances recorded against certain deferred tax assets, partially offset by the impact of federal and state research and development tax credits and the changes in provisions between the periods were not significant.

Liquidity and Capital Resources
As of August 25, 2024, the Company had cash of $5,520, a net decrease of $2,942, from the $8,462 balance as of May 26, 2024. The decrease in cash for the three months ended August 25, 2024 and August 27, 2023, were attributed to the following:

	Three Months Ended
	August 25, 2024		August 27, 2023
Cash flows from operating activities:
Net loss	$(16,230)		$(10,754)

Net loss reconciliation adjustments:
Depreciation and amortization	1,993		2,168
Stock-based compensation	2,419		1,533
Non-cash interest expense	4,719		3,025
Change in debt derivative liability	(900)		(200)
Changes in operating assets and liabilities	7,356	(1)	(4,101)	(2)
Net cash used in operating activities	(643)		(8,329)

Purchases of property, plant, and equipment	(3,392)		(5,054)
Net cash used in investing activities	(3,392)		(5,054)

Proceeds from exercise of stock options	—		724
Proceeds from Revolving Credit Facility, net	1,914		2,281
Principal payments on equipment financing	(193)		—
Taxes paid for employee common stock plans	(589)		(45)
Other	(39)		(26)
Net cash provided by financing activities	1,093		2,934

Net decrease in cash	$(2,942)		$(10,449)
(1) The primary reasons for this source of cash were a $6.0 million decrease in total accounts receivable and a $3.6 million increase in operating accounts payable, partially offset by an increase in inventories.
(2) The primary reason for this use of cash is a $4.2 million decrease in accounts payable.
Contractual Obligations
The Company’s material contractual obligations for the next five years mainly relate to its debt and lease obligations.
The Company’s future capital requirements will depend on numerous factors, including the progress of its research and development programs; the continued development of marketing, sales and distribution capabilities; the ability of the Company to establish and maintain new licensing arrangements; the costs associated with employment-related claims; any decision to pursue acquisition opportunities; the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending, and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If the Company’s currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its capital needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, sale of real estate or other assets, additional debt or bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.
The Company believes that its cash from operations, potential equity offerings, along with existing cash, availability under its Revolving Credit Facility and the Securities Purchase Agreement executed on October 3, 2024 will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Debt
As of August 25, 2024 and May 26, 2024, the Company had $161,245 and $157,313 in borrowings outstanding under the Term Loan Credit Facility, at an effective annual interest rate of 22.5% for both periods.
As of August 25, 2024 and May 26, 2024, the Company had $21,605 and $19,691, respectively, in borrowings outstanding under the Revolving Credit Facility, at an effective annual interest rate of 8.35% for both periods.
As of August 25, 2024 and May 26, 2024, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility and had approximately $4,500 available for borrowing under the Revolving Credit Facility.

Critical Accounting Estimates
There have been no material changes to the Company’s critical accounting estimates from those disclosed in the Company’s 2024 Annual Report. For a discussion of our critical accounting estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in Part II, Item 7 of the Company’s 2024 Annual Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Item 305 of Regulation S-K is not required for Smaller Reporting Companies.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of August 25, 2024, due to the material weaknesses in internal control over financial reporting that were disclosed in the 2024 Annual Report. The Company is in the process of determining a plan for the remediation of the material weaknesses in internal control over financial reporting.
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
•Conducting broad-based training over the application of the 2013 COSO Framework for key process owners and control operators.
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
Changes in Internal Control over Financial Reporting
Except for the remediation planning efforts described above, there have been no changes in our system of internal control over financial reporting during the quarter ended August 25, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. For further discussion, see the disclosures contained in Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies - Legal Contingencies, which are incorporated herein by reference.

Item 1A.    Risk Factors
You should carefully consider the risks described in Part I, Item 1A, “Risk Factors” of the 2024 Annual Report, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein. Some statements in this report, including statements in the risk factors, constitute forward-looking statements. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business. There have been no material changes to our risk factors as previously disclosed under Part I, Item 1A “Risk Factors” in the 2024 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Rule 10b5-1 Trading Plans
During the three months ended August 25, 2024, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Exhibit Title
3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2024.

10.1
Cooperation Agreement, effective as of June 28, 2024, by and among Lifecore Biomedical, Inc., Jason Aryeh, Matthew Korenberg and certain 22NW Investors specified therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2024.

10.2
Cooperation Agreement, effective as of June 28, 2024, between Lifecore Biomedical, Inc. and certain Legion Investors specified therein, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 1, 2024.

10.3
Cooperation Agreement, effective as of June 28, 2024, between Lifecore Biomedical, Inc. and certain Wynnefield Investors specified therein, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 1, 2024.

10.4*	Amendment to the Company’s 2019 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2024.
10.5*
Employment Agreement effective September 3, 2024 by and between Lifecore Biomedical, Inc. and Ryan D. Lake, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2024.

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH+	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Represents a management contract or compensatory plan or arrangement.
+	Filed herewith.
**	Information is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

By:	/s/ Paul Josephs
Paul Josephs
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ryan D. Lake
Ryan D. Lake
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Date:    October 4, 2024