Form 10-Q
period 2024-11-24
LIFECORE BIOMEDICAL, INC. \DE\
filed 2025-01-02
CIK 1005286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended November 24, 2024, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 26, 2024, there were 37,025,331 shares of common stock outstanding.

LIFECORE BIOMEDICAL, INC.
FORM 10-Q
INDEX

			Page
Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of November 24, 2024 and May 26, 2024		1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended November 24, 2024 and November 26, 2023		2
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended November 24, 2024 and November 26, 2023		3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended November 24, 2024 and November 26, 2023		4
	Notes to the Condensed Consolidated Financial Statements		5
	1	Organization, Basis of Presentation and Summary of Significant Accounting Policies	5
	2	Revenue	7
	3	Restructuring Costs	7
	4	Earnings Per Share	8
	5	Fair Value Measurements	9
	6	Contract Assets and Liabilities	10
	7	Accounts Receivable	11
	8	Inventories, net	11
	9	Property, Plant, and Equipment,net	12
	10	Long-term Debt	13
	11	Leases	14
	12	Stock-based Compensation	15
	13	Convertible Preferred Stock and Common Stock	16
	14	Income Taxes	17
	15	Commitments and Contingencies	17
	16	Discontinued Operations	19
	17	Subsequent Events	19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk		28
Item 4.	Controls and Procedures		28

Part II.	Other Information		30
Item 1.	Legal Proceedings		30
Item 1A.	Risk Factors		30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		30
Item 3.	Defaults Upon Senior Securities		30
Item 4.	Mine Safety Disclosures		30
Item 5.	Other Information		30
Item 6.	Exhibits		31
	Signatures		32
i

PART I. FINANCIAL INFORMATION
Item 1.    Financial statements (unaudited)
LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	November 24, 2024	May 26, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,455	$8,462
Accounts receivable, less allowance for credit losses	20,177	20,343
Accounts receivable, related party	10,126	10,810
Inventories, net	39,214	39,979
Prepaid expenses and other current assets	2,886	1,439
Total Current Assets	81,858	81,033
Property, plant, and equipment, net	150,576	149,165
Operating lease right-of-use assets	2,304	2,442
Goodwill	13,881	13,881
Intangible assets, net	4,200	4,200
Other long-term assets	2,567	3,239
Total Assets	$255,386	$253,960

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,967	$16,334
Accrued compensation	4,631	6,165
Other accrued liabilities	9,866	9,354
Current portion of lease liabilities	4,116	4,133
Deferred revenues	426	1,088
Deferred revenues, related party	511	1,025
Current portion of long-term debt, related party	773	773
Total Current Liabilities	35,290	38,872
Long-term debt, less current portion, net, related party	110,528	100,819
Revolving credit facility	8,500	19,691
Debt derivative liability, related party	23,300	25,400
Long-term lease liabilities, less current portion	7,423	4,944
Deferred taxes, net	552	543
Deferred revenues, less current portion, related party	4,880	4,703
Other non-current liabilities	5,153	5,086
Total Liabilities	195,626	200,058
Commitments and Contingencies, see Note 15
Convertible Preferred Stock, $0.001 par value; 2,000,000 shares authorized; 44,068 and 42,461 shares issued and outstanding, redemption value $44,619 and $42,991	44,311	42,587
Stockholders’ Equity:
Common Stock, $0.001 par value; 75,000,000 and 50,000,000 shares authorized; 36,980,790 and 30,562,961 shares issued and outstanding	37	30
Additional paid-in capital	206,868	177,808
Accumulated deficit	(191,456)	(166,523)
Total Stockholders’ Equity	15,449	11,315
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Equity	$255,386	$253,960
See accompanying notes to the condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except share and per share values)

	Three Months Ended		Six Months Ended
	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Revenues	$19,534	$20,522	$36,327	$37,475
Revenues, related party	13,030	9,628	20,942	17,197
Total Revenues	32,564	30,150	57,269	54,672
Cost of goods sold	21,480	20,193	40,798	41,987
Gross profit	11,084	9,957	16,471	12,685

Operating costs and expenses:
Research and development	1,924	2,098	4,110	4,244
Selling, general, and administrative	11,119	9,342	25,904	18,538
Total operating costs and expenses	13,043	11,440	30,014	22,782
Operating loss	(1,959)	(1,483)	(13,543)	(10,097)

Interest expense, net	(842)	(832)	(1,810)	(1,625)
Interest expense, related party	(4,623)	(3,241)	(9,023)	(6,385)
Change in fair value of debt derivative liability, related party	1,200	20,700	2,100	20,900
Other expense, net	(304)	(967)	(507)	(1,138)
(Loss) income from continuing operations before income taxes	(6,528)	14,177	(22,783)	1,655
Income tax (expense) benefit	(43)	65	(18)	(23)
(Loss) income from continuing operations	(6,571)	14,242	(22,801)	1,632
(Loss) income from discontinued operations	—	(24)	—	1,832
Net (loss) income	(6,571)	14,218	(22,801)	3,464
Fair value of conversion ratio improvement to preferred stockholders	(2,132)	—	(2,132)	—
(Loss) income available to common stockholders	$(8,703)	$14,218	$(24,933)	$3,464

Basic income or loss per share:
(Loss) income from continuing operations available to common stockholders	$(0.25)	$0.47	$(0.76)	$0.05
Income from discontinued operations	—	—	—	0.06
Basic (loss) income per share	$(0.25)	$0.47	$(0.76)	$0.11

Diluted income or loss per share:
(Loss) income from continuing operations available to common stockholders	$(0.25)	$0.39	$(0.76)	$0.05
Income from discontinued operations	—	—	—	0.05
Diluted (loss) income per share	$(0.25)	$0.39	$(0.76)	$0.10

Shares used in income or loss per share computations:
Basic	34,360,657	30,458,032	32,609,808	30,430,712
Diluted	34,360,657	36,419,103	32,609,808	36,397,352
See accompanying notes to the condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY OR DEFICIT
(Unaudited) (Dollars in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at May 26, 2024	42,461	$42,587	30,562,961	$30	$177,808	$(166,523)	$11,315
Dividends paid-in-kind	796	806	—	—	(806)	—	(806)
Accretion of issuance costs	—	48	—	—	(48)	—	(48)
Issuance of stock under stock plans, net of shares withheld	—	—	335,294	1	—	—	1
Payments related to employee stock plans	—	—	—	—	(589)	—	(589)
Stock-based compensation	—	—	—	—	2,419	—	2,419
Net loss	—	—	—	—	—	(16,230)	(16,230)
Balance at August 25, 2024	43,257	$43,441	30,898,255	$31	$178,784	$(182,753)	$(3,938)
Issuance of common stock, net of fees	—		5,928,775	6	23,835	—	23,841
Conversion ratio improvement provided to preferred stockholders	—	—	—	—	2,132	(2,132)	—
Dividends paid-in-kind	811	822	—	—	(822)	—	(822)
Accretion of issuance costs	—	48	—	—	(48)	—	(48)
Issuance of stock under stock plans, net of shares withheld	—	—	153,760	—	—	—	—
Payments related to employee stock plans	—	—	—	—	(385)	—	(385)
Stock-based compensation	—	—	—	—	3,372	—	3,372
Net loss	—	—	—	—	—	(6,571)	(6,571)
Balance at November 24, 2024	44,068	$44,311	36,980,790	$37	$206,868	$(191,456)	$15,449
See accompanying notes to the condensed consolidated financial statements.
LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY OR DEFICIT (CONTINUED)
(Unaudited) (Dollars in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at May 28, 2023	39,420	$39,318	30,322,169	$30	$174,276	$(178,536)	$(4,230)
Dividends paid-in-kind	739	748	—	—	(748)	—	(748)
Accretion of issuance costs	—	48	—	—	(48)	—	(48)
Issuance of stock under stock plans, net of shares withheld	—	—	133,469	—	724	—	724
Payments related to employee stock plans	—	—	—	—	(45)	—	(45)
Stock-based compensation	—	—	—	—	1,541	—	1,541
Net loss	—	—	—	—	—	(10,754)	(10,754)
Balance at August 27, 2023	40,159	$40,114	30,455,638	$30	$175,700	$(189,290)	$(13,560)
Dividends paid-in-kind	753	763	—	—	(763)	—	(763)
Accretion of issuance costs	—	47	—	—	(47)	—	(47)
Issuance of stock under stock plans, net of shares withheld	—	—	2,983	—	—	—	—
Payments related to employee stock plans	—	—	—	—	(12)	—	(12)
Stock-based compensation	—	—	—	—	1,585	—	1,585
Net income	—	—	—	—	—	14,218	14,218
Balance at November 26, 2023	40,912	$40,924	30,458,621	$30	$176,463	$(175,072)	$1,421
See accompanying notes to the condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended
	November 24, 2024	November 26, 2023
Cash flows from operating activities:
Net (loss) income	$(22,801)	$3,464
Adjustments to reconcile net income or loss to net cash used in operating activities:
Depreciation and amortization	4,037	3,934
Stock-based compensation	5,791	3,110
Deferred taxes	9	36
Non-cash interest expense	825	518
Non-cash interest expense, related party	8,816	6,152
Change in debt derivative liability, related party	(2,100)	(20,900)
(Reversal of) provision for expected credit losses	(150)	37
Net loss on disposal of property, plant, and equipment	49	19
Changes in operating assets and liabilities:
Accounts receivable	316	5,649
Accounts receivable, related party	684	(6,861)
Inventories	765	(605)
Other assets	(1,139)	2,023
Accounts payable	791	(4,261)
Accrued compensation	(1,534)	(779)
Other liabilities	64	(2,776)
Deferred revenues	(662)	421
Deferred revenues, related party	(514)	3,778
Net cash used in operating activities	(6,753)	(7,041)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(5,862)	(9,315)
Net cash used in investing activities	(5,862)	(9,315)
Cash flows from financing activities:
Issuance of common stock, net of fees	23,841	—
Proceeds from exercise of stock options	—	724
Proceeds from finance lease incentive	2,400	—
(Repayments of) proceeds from revolving credit facility, net	(11,191)	69
Payments related to employee stock plans	(974)	(57)
Principal payments on equipment financing, related party	(386)	(193)
Principal payments on finance leases	(82)	(57)
Net cash provided by financing activities	13,608	486
Net increase (decrease) in cash and cash equivalents	993	(15,870)
Cash and cash equivalents, beginning of period	8,462	19,091
Cash and cash equivalents, end of period	$9,455	$3,221
Supplemental disclosure of cash flow information:
Cash paid for income taxes	127	70
Cash paid for interest	1,298	1,255
Purchases of property, plant, and equipment in accounts payable	5,700	8,132
Increases to property, plant and equipment financed by finance leases	2,737	—
Capitalization of non-cash interest to property, plant, and equipment	1,456	2,063
Dividends paid in kind on Convertible Preferred Stock	1,628	1,511
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
Basis of Presentation
The accompanying Condensed Consolidated Balance Sheet as of May 26, 2024, which has been derived from audited financial statements, and the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at November 24, 2024, and the results of operations and cash flows for all periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared following GAAP have been condensed or omitted per the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2024.
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
During the second quarter of 2025, the Company changed the basis of presentation for certain items to improve the usefulness of the financial statements, none of which had a material effect to any of the periods presented: (i) in Note 8 – Inventories, the Company previously presented certain adjustments used to state inventory at net realizable value as a standalone caption titled "inventory reserve" and now presents those adjustments directly to raw materials; (ii) in the balance sheet and Note 9 – Property, Plant and Equipment, net, the Company previously presented the carrying value of certain types of software not yet placed into service as a component of other long-term assets and now presents those within the construction in process category of property, plant and equipment, with additions to that software presented as purchases of property, plant and equipment on the statement of cash flows; (iii) in the statement of cash flows, non-cash interest for periods ended in fiscal year 2024 were previously presented within both depreciation and amortization as well as the change in working capital and are now presented as a standalone caption for non-cash interest; and (iv) on the balance sheet, certain types of accrued liabilities were previously presented as accrued other liabilities and are now presented as accrued compensation, with changes to those liabilities reclassified to the applicable lines within operating activities on the statement of cash flows.
Statement of Comprehensive Income or Loss
In accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income or loss. Comprehensive income or loss is the same as net income or loss for all periods presented.

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
During the three and six months ended November 24, 2024 and November 26, 2023, the company had significant sales concentrations with certain customers. The Company also had accounts receivable concentrations at November 24, 2024 and May 26, 2024. See Note 2 – Revenue and Note 7 – Accounts Receivable, for the quantification of these concentrations.
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
Applicable accounting guidance establishes a three-tier hierarchy for fair value measurements, which prioritizes the inputs used in measuring fair value as follows:
•Level 1 – observable inputs such as quoted prices for identical instruments in active markets.
•Level 2 – inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•Level 3 – unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.
Related Party Transactions
The Company has reflected related party balances on the face of its financial statements beginning in the period which Alcon Research, LLC (“Alcon”) became a related party, which was as of May 22, 2023 at the time Alcon provided financing to the Company. Prior to providing financing, and continuing subsequently, Alcon was a customer of the Company. Refer to Note 10 – Long-term Debt for additional discussion on the Company’s debt agreement with Alcon.
2.    Revenue
The Company disaggregates its revenue based on how it markets its products and services and reviews results of operations. The following table disaggregates revenues by major product lines and services:

	Three Months Ended		Six Months Ended
	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
CDMO	$25,610	$23,678	$45,790	$45,217
HA manufacturing	6,954	6,472	11,479	9,455
Total	$32,564	$30,150	$57,269	$54,672
The following table disaggregates revenues by the timing of revenue recognition:

	Three Months Ended		Six Months Ended
	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Revenues recognized over time	$6,122	$5,827	$11,998	$12,208
Revenues recognized at a point in time	26,442	24,323	45,271	42,464
Total	$32,564	$30,150	$57,269	$54,672
During the three months ended November 24, 2024, the Company had revenues concentrations of 10% or greater from three customers, accounting for 40%, 18%, and 18%. During the three months ended November 26, 2023, the Company had revenues concentrations of 10% or greater from three customers, accounting for 32%, 22%, and 22%.
During the six months ended November 24, 2024, the Company had revenues concentrations of 10% or greater from three customers, accounting for 37%, 20% and 14%. During the six months ended November 26, 2023, the Company had revenues concentrations of 10% or greater from three customers, accounting for 31%, 22%, and 14%.
3.    Restructuring Costs
During fiscal year 2020, the Company commenced a multi-year restructuring plan to improve profitability and to redesign the organization to focus on strategic assets so that it could compete and thrive as a standalone public CDMO business. We expect to finish incurring expenses under this plan by the end of fiscal year 2025. Types of costs associated with this plan include: (i) employee termination costs, as a result of multiple reductions-in-force; and (ii) other costs related to the sale of non-strategic assets, including contract termination costs and asset write-offs. These costs are included within selling, general, and administrative costs on the consolidated statements of operations.
The following table presents the restructuring expenses incurred during the period:

	Three Months Ended		Six Months Ended
	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Employee termination costs	$396	$157	$835	$139
Other costs	8	—	52	8
Total restructuring costs	$404	$157	$887	$147

The following table presents a reconciliation of the beginning and ending restructuring liability balances:

	Employee termination costs	Other costs	Total
Balance as of May 26, 2024	$217	$4,554	$4,771
Expense	835	52	887
Payments	(725)	(58)	(783)
Balance as of November 24, 2024	$327	$4,548	$4,875
The following table presents actual and expected expenses incurred or to be incurred under the plan:

	Incurred through November 24, 2024	Expected remaining costs to be incurred	Total expected costs
Employee termination costs	$5,168	$513	$5,681
Other costs	13,438	—	13,438
Asset write-off costs not included in the restructuring liability	13,893	—	13,893
Total restructuring costs	$32,499	$513	$33,012
4.    Earnings Per Share
The following table sets forth the weighted average shares used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Weighted average shares for basic income or loss per share	34,360,657	30,458,032	32,609,808	30,430,712
Effect of dilutive securities:
Convertible preferred stock	—	5,790,810	—	5,737,685
Stock options, RSUs and PSUs	—	170,261	—	228,955
Weighted average shares for diluted income or loss per share	34,360,657	36,419,103	32,609,808	36,397,352
Due to the Company’s net loss for the three and six months ended November 24, 2024, the diluted income or loss per share is calculated using only the basic weighted average common shares outstanding and thus excludes the following, as such impact would be antidilutive:

	Three Months Ended	Six Months Ended
	November 24, 2024	November 24, 2024
Convertible Preferred Stock	6,769,985	6,707,861
Stock Options	—	—
Restricted Stock Units	237,084	209,713
Performance Share Units(1)	8,500	17,000
Total	7,015,569	6,934,574
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
Term Loan Credit Facility and debt derivative liability
The Term Loan Credit Facility (as defined in Note 10 – Long-term Debt) contains embedded derivatives requiring bifurcation. These embedded derivatives were initially recorded at fair value as a noncurrent liability (“debt derivative liability”) offset by a discount to the carrying value of the Term Lean Credit Facility that is being amortized to interest expense over the term of that facility. The debt derivative liability is being subsequently remeasured at fair value every reporting period with changes in fair value recognized as a component of other expense, net.
The fair value of the debt derivative liability is estimated using a discounted cash flow model that includes annually weighted probabilities that certain call and put premiums contained in the Term Loan Credit Facility are exercised upon qualifying events of default or changes in control. The Term Loan Credit Facility, including the embedded derivatives, has an aggregate fair value of $143,000 as of November 24, 2024, a Level 3 measurement.
The key inputs to the valuation model are (i) the probability and timing of a change in control event occurring over the remaining term of the debt; and (ii) the discount rate for the valuation of that scenario, which can be influenced by in changes in the risk-free rate and the credit spread, which in turn can be influenced by the Company's credit rating as well as changes in the credit market. Factors that can affect the estimate of fair value at each reporting date, and therefore the amount of gain or loss recorded for a particular period, include imprecision in estimating unobservable market inputs and the selection of particular methodologies and assumptions used to determine the fair value. During the second quarter of 2025, we adjusted certain key assumptions by increasing the probability of a 2028 change in control and lowering the discount rate due to an improvement in the Company's credit rating.
Revolving Credit Facility
Outstanding borrowings under the Company's Revolving Credit Facility are carried at cost, which approximates their fair value as of November 24, 2024 and May 26, 2024, due to their short duration and variable rates of interest.
Conversion ratio improvement provided to preferred stockholders
During the three months ended November 24, 2024, we performed a non-recurring fair value measurement to record the value of a conversion ratio improvement provided to preferred stockholders as a result of the October 3, 2024 Securities Purchase Agreement referenced in Note 13 – Convertible Preferred Stock and Common Stock. The fair value of the conversion feature was recorded as an increase to both additional paid in capital and accumulated deficit and was calculated using an as-converted method based on the contractual conversion ratio of the preferred shares and the closing price of our common stock, a level 1 measurement.
The following table summarizes the fair value of the Company’s balance sheet components that are measured at fair value on a recurring and non-recurring basis:

	Type of measurement	Measurement date	Type of measurement
			Level 1	Level 2	Level 3
Liabilities:
Debt derivative liability	Recurring	November 24, 2024	$—	$—	$23,300
Debt derivative liability	Recurring	May 26, 2024	—	—	25,400
Stockholders' equity:
Conversion ratio improvement provided to preferred stockholders	Non- recurring	October 3, 2024	2,132	—	—

Key inputs used to develop the discount rate for the fair value measurements at the balance sheet dates were as follows:

	November 24, 2024	May 26, 2024
Probability of change in control event	80%	80%
Discount rates used in change in control scenario:
Total range	18.8% — 19.2%	21.3% — 22.3%
Credit spread	14.5%	16.8%
Risk-free rate range	4.3% — 4.7%	4.5% — 5.5%
The following table reflects the roll forward reconciliation of Level 3 recurring fair value measurements:

	Three Months Ended		Six Months Ended
	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Balance at beginning of period	$24,500	$64,700	$25,400	$64,900
Decrease in fair value(1)	(1,200)	(20,700)	(2,100)	(20,900)
Balance at end of period	$23,300	$44,000	$23,300	$44,000
(1) For the three and six months ended November 24, 2024 and November 26, 2023, the decreases in fair value are recorded in the “Change in fair value of debt derivative liability, related party” line within the condensed consolidated statement of operations.
6.    Contract Assets and Liabilities
Contract assets primarily relate to the Company’s unconditional right to consideration for work completed but not billed at the reporting date. Contract liabilities primarily relate to payments received from customers in advance of performance under a contract.

Description	Balance Sheet Presentation	November 24, 2024	May 26, 2024
Assets:
Receivables not yet billed	Accounts receivable, less allowance for credit losses	$5,216	$3,885
Related party receivables not yet billed	Accounts receivable, related party	482	184
	Total contract assets	$5,698	$4,069

Current Liabilities:
Advances on customer-owned equipment	Other accrued liabilities	$3,014	$3,509
Non related parties deferred revenue	Deferred revenues	426	1,088
Related party deferred revenue	Deferred revenues, related party	511	1,025

Non-Current Liabilities:
Related party deferred revenue	Deferred revenues, less current portion, related party	4,880	4,703
Non-current customer deposit	Other non-current liabilities	176	257
	Total contract liabilities	$9,007	$10,582
Revenues recognized during the three and six months ended November 24, 2024 that were included in the contract liability balance at the beginning of fiscal year 2025, were $328 and $1,911.
We receive payments from customers based on billing schedules as established in our contracts. The contract assets relate to our conditional right to consideration for our completed performance under the contract. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue as we perform under the statements of work.

7.    Accounts Receivable
Accounts receivable balances are as follows:

	November 24, 2024	May 26, 2024
Accounts receivable	$30,864	$31,864
Less: Allowance for credit losses	(561)	(711)
Accounts receivable, less allowance for credit losses	$30,303	$31,153
Gross receivable by bill type are as follows:

	November 24, 2024	May 26, 2024
Billed	$25,166	$27,795
Unbilled	5,698	4,069
Accounts receivable	$30,864	$31,864
Three of the Company’s customers had accounts receivable concentrations of 10% or greater as of November 24, 2024, accounting for 33%, 19% and 13% of accounts receivable. Two of the Company’s customers had accounts receivable concentrations of 10% or greater as of May 26, 2024, accounting for 34% and 18%.
Changes in the allowance for credit losses related to accounts receivable are as follows:

	Six Months Ended
	November 24, 2024	November 26, 2023
Beginning balance	$711	$485
Provision (Reduction)	(150)	37
Charge-offs	—	(14)
Ending Balance	$561	$508
The Company’s accounts receivable serves as part of the collateral for certain of the Company’s debt arrangements. Refer to Note 10 – Long-term Debt for additional discussion on the Company’s debt arrangements and related collateral.
8.    Inventories, net
Inventories primarily consist of in-process and finished goods related to sterile injectable pharmaceutical products in syringes, vials and cartridges. This includes premium, pharmaceutical grade HA in bulk form as well as formulated and filled syringes, vials and cartridges for injectable products used in treating a broad spectrum of medical conditions and procedures.
Inventories are stated at the lower of cost (using the first-in, first-out method) or net realizable value. Inventories consisted of the following:

	November 24, 2024	May 26, 2024
Finished goods	$17,890	$14,924
Raw materials	12,839	13,140
Work in process	8,485	11,915
Inventories, net	$39,214	$39,979
Adjustments to inventory are determined at the raw materials, work-in-process, and finished good levels to reflect obsolescence or impaired balances. Factors influencing inventory obsolescence include changes in demand, product life cycle, product pricing, physical deterioration, and quality concerns.
The Company’s inventory serves as part of the collateral for certain of the Company’s debt arrangements. Refer to Note 10 – Long-term Debt for additional discussion on the Company’s debt arrangements and related collateral.

9.    Property, Plant, and Equipment, net
Property, plant, and equipment, net, consists of the following:

	November 24, 2024	May 26, 2024
Land and land improvements	$3,739	$3,739
Buildings and building improvements	63,796	62,874
Machinery and equipment	62,661	61,013
Computer equipment and software	8,496	8,290
Furniture and fixtures	1,641	1,631
Construction in process	64,614	61,952
Property, plant, and equipment, gross	204,947	199,499
Less accumulated depreciation and amortization	(54,371)	(50,334)
Property, plant, and equipment, net	$150,576	$149,165
The major components of the construction in process are related to aseptic filler production to significantly increase manufacturing capacity.
Depreciation and amortization expense for property, plant, and equipment for the three months ended November 24, 2024 and November 26, 2023 was $2,044 and $1,987, respectively. Depreciation and amortization expense for property, plant, and equipment for the six months ended November 24, 2024 and November 26, 2023 was $4,037 and $3,934, respectively.
Interest is capitalized based on the average outstanding construction in process balance, excluding previously capitalized interest, using a 10% interest rate. Capitalized interest on construction projects was $745 and $1,094 for three months ended November 24, 2024 and November 26, 2023, respectively. Capitalized interest on construction projects was $1,456 and $2,063 for six months ended November 24, 2024 and November 26, 2023, respectively. Capitalized interest has decreased as we consider alternative approaches to generating cash flows from a legacy asset that has not yet generated revenue.
Property, plant, and equipment acquisitions that provide a benefit over several years, and exceed five thousand dollars, are capitalized. The depreciation policy for property, plant, and equipment is as follows:

	Depreciable Lives (in years)
Land improvements	10	—	40
Buildings and building improvements	7	—	40
Machinery and equipment	7	—	25
Transportation equipment	5	—	12
Computer hardware and software	3	—	10
Furniture, fixtures, and office equipment	5	—	10
Tools, molds, and dies	3

10.    Long-term Debt
Long-term debt, net consists of the following:

	November 24, 2024	May 26, 2024
Term loan credit facility	$165,274	$157,313
Equipment financing	6,764	7,150
Total principal amount of long-term debt	172,038	164,463
Less: unamortized debt issuance costs	(453)	(504)
Less: debt discount	(60,284)	(62,367)
Total long-term debt, net of issuance costs and discount	111,301	101,592
Less: Current portion of long-term debt, related party	(773)	(773)
Long-term debt, less current portion, net, related party	$110,528	$100,819

Revolving credit facility	$8,500	$19,691
The future minimum principal payments under the Company’s term loan credit facility and equipment financing liability for each year presented are as follows:

Remainder of Fiscal year 2025	$387
Fiscal year 2026	773
Fiscal year 2027	773
Fiscal year 2028	773
Fiscal year 2029	166,047
Fiscal year 2030	773
Thereafter	2,512
Total	$172,038
Term Loan Credit Facility
On May 22, 2023, the Company, Curation Foods, and Lifecore Biomedical Operating Company, Inc. (the “Borrowers”), certain of the Company’s other subsidiaries, as guarantors, and Alcon Research, LLC (“Alcon”), as administrative agent, collateral agent and lender, entered into a Credit and Guaranty Agreement (the “Term Loan Credit Facility”). The Term Loan Credit Facility refinanced in full all obligations of the Company and their subsidiaries under its prior term loan credit facility. Upon entry into the Term Loan Credit Facility, the prior term loan credit facility was terminated and all noncompliance with debt covenants were thereby cured.
The Term Loan Credit Facility provided for up to $142,270 in term loans, excluding PIK interest added to the outstanding balance. The obligations under the Term Loan Credit Facility mature on May 22, 2029, and is secured by the same collateral that secures the Revolving Credit Facility (as defined below).
As of November 24, 2024 and May 26, 2024, the Company’s effective annual interest rate under the Term Loan Credit Facility was 22.5% for both periods. The annual stated rate is 10.0%.
On November 26, 2024, the Company entered into certain amendments to the Term Loan Credit Facility. Refer to Note 17 - Subsequent Events for additional information.
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
As of November 24, 2024 and May 26, 2024, the Company’s effective annual interest rate under the Revolving Credit Facility was linked to the Secured Overnight Financing Rate (SOFR), and was approximately 8% for both periods.
On November 26, 2024, the Company entered into certain amendments to the Revolving Credit Facility. Refer to Note 17 - Subsequent Events for additional information.
Financial Covenants Compliance Status and Borrowing Capacity
As of November 24, 2024, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility.
As of November 24, 2024, the Company had approximately $20,900 available for borrowing under our Revolving Credit Facility and the Term Loan Credit Facility was fully drawn.
11.    Leases
Finance Leases
In September 2015, Lifecore executed a lease for an 80,950 square foot building in Chaska, MN, two miles from its headquarters facility. Lifecore and the lessor made capital improvements prior to occupancy and thus the lease did not become effective until January 2016. Lifecore is currently using the building for warehousing and final packaging. The initial term of the lease was seven years with two five-year renewal options. In December 2022, Lifecore exercised one of the options to renew the lease for an additional five years, which extended the lease to December 31, 2027. That lease amendment contained a buyout option at any time during the renewal period with the purchase price equal to the mortgage balance on the lessor’s loan secured by the building. The finance lease obligation at May 26, 2024 assumed the buyout option would be exercised during fiscal year 2028, which was estimated to be $2,568. On August 9, 2024, Lifecore amended this lease to provide for a $2,400 cash payment to the Company in exchange for a revised rent payment schedule and an updated purchase option. This cash payment was received in October 2024, which made the amendment fully effective, and increased the future lease payments by $2,637. The amendment extended the lease term to September 30, 2034, and the future payment obligations were discounted at the Company’s incremental borrowing rate of 9%. The finance lease obligation at November 24, 2024 assumed the amended buyout option would be exercised on September 30, 2034, which is estimated to be $3,100.
The only other finance lease that Lifecore has relates to a truck that was executed during fiscal year 2024. The truck lease runs for three years and had an initial capitalized amount of $196.
Operating Leases
Lifecore leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through fiscal year 2033. Certain of these leases have renewal options. The only active operating real estate lease relates to a 21,384 square foot building in Chanhassen, Minnesota, containing a warehouse and office space. The lease commenced on September 1, 2020 with an initial term of seven years, plus an option to extend it for an additional five years. The extension period was included in the lease obligation at inception since it was reasonably certain to be exercised. Prior to occupancy, $1,922 in improvements were made to the building, which was funded by the lessor. Lifecore is reimbursing the lessor for costs over 84 months. The future lease payments under this lease, which extend through 2033, total $2,056 as of November 24, 2024.
An operating lease for the Curation Foods former headquarters located in Santa Maria, California was terminated in December 2023. The property was vacated and surrendered to the lessor on February 29, 2024.
The only other Lifecore operating leases relate to printer/copiers, with terms ranging from 36 to 60 months. The future lease payments under these leases, which extend through March 2027, totaled $49 as of November 24, 2024.

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

	Three Months Ended	Six Months Ended
	November 24, 2024	November 24, 2024
Weighted-average grant date fair value	$2.13	$2.33
Assumptions:
Expected life (in years)	4.35	4.35
Risk-free interest rate	3.87%	3.88%
Volatility	52%	53%
Dividend yield	—%	—%
A summary of the activity under the Company’s stock option plans as of November 24, 2024 and changes during the fiscal quarter then ended is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Total Intrinsic Value of Options Exercised (in thousands)	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Options outstanding at May 26, 2024	2,112,591	$10.88		2.44	$—
Options granted	95,525	5.00
Options exercised	—	—	$—
Options forfeited	(30,488)	9.16
Options expired	(272,066)	12.09
Options outstanding at November 24, 2024	1,905,562	10.44		1.79	$214
Options exercisable at November 24, 2024	1,726,328	10.74		1.37	214
The intrinsic values presented in the table above were calculated as the excess, if any, of the market price or closing price of the Company’s common stock over the exercise price of the options multiplied by the number of options exercised, outstanding or exercisable, as applicable.
RSUs are valued using the closing price of the Company’s common stock on their grant date and expensed ratably over the requisite vesting period of one to three years. All vesting is subject to continued service. A summary of the Company’s RSU award activity as of November 24, 2024 and changes during the fiscal quarter then ended is presented below:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value Per Share
RSUs outstanding at May 26, 2024	1,622,004	$7.83
Granted	651,630	4.83
Vested	(588,366)	8.32
Forfeited	(183,994)	7.03
RSUs outstanding at November 24, 2024	1,501,274	6.43
Currently, the PSUs outstanding vest upon achievement of certain stock price hurdles and continued employment thereafter of our CEO. The PSUs have a 5-year term and any unvested awards at the end of the term will be forfeited. PSUs subject to market conditions are valued using a Monte Carlo simulation model and expensed on an accelerated attribution basis over the derived service period. If the stock price hurdles are not met, expense is not reversed as long as the requisite service period has been met. A summary of the Company’s PSU award activity as of November 24, 2024 and changes during the fiscal quarter then ended is presented below:

	Performance Share Units Outstanding	Weighted-Average Grant Date Fair Value Per Share
PSUs outstanding at May 26, 2024	1,500,000	$4.66
Granted	750,000	3.36
Vested	(75,000)	4.24
Forfeited	—	—
PSUs outstanding at November 24, 2024	2,175,000	4.23
Stock-Based Compensation Expense
The following table summarizes stock-based compensation by income statement line item:

	Three Months Ended		Six Months Ended
	November 24, 2024	November 26, 2023	November 24, 2024	November 26, 2023
Cost of product sales	$105	$178	247	$362
Research and development	(135)	42	(123)	84
Selling, general and administrative	3,402	1,357	5,667	2,664
Stock-based compensation expense	3,372	1,577	5,791	3,110
Amount capitalized into property, plant, and equipment	—	7	—	16
Total stock-based compensation costs	$3,372	$1,584	$5,791	$3,126
As of November 24, 2024, there was $13,006 of total unrecognized compensation expense related to unvested equity compensation awards granted under the Lifecore incentive stock plans. This total expense is expected to be recognized over a weighted-average period of 2.16 years.

13.    Convertible Preferred Stock and Common Stock
On October 3, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain entities. Pursuant to the Purchase Agreement, the Company agreed to sell an aggregate of 5,928,775 shares of its common stock (the “Shares”) for aggregate gross proceeds of approximately $24,300 (the “Offering”). The purchase price for each Share was $4.10. The Offering closed on October 3, 2024. The issuance costs of $467 were recorded as an offset to the Offering proceeds within additional paid-in capital. The issuance of these common shares triggered an anti-dilution provision of the Convertible Preferred Stock, resulting in a $2,132 increase in Additional Paid-in Capital and an offsetting increase in Accumulated Deficit. This was determined by the additional 453,117 common shares the Preferred Stockholders could obtain upon conversion as of November 24, 2024, multiplied by the October 3, 2024 Lifecore closing stock price of $4.705 per share.
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

Dividends
The holders of Convertible Preferred Stock are entitled to dividends on the liquidation preference at the rate of 7.5% per annum, payable in-kind. The holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis. As of November 24, 2024 and May 26, 2024, the aggregate liquidation preference of the Convertible Preferred Stock was $44,619 and $42,991, respectively.
Conversion
Each holder has the right, at its option, to convert its Convertible Preferred Stock, in whole or in part, into fully paid and non-assessable shares of Common Stock at an initial conversion price equal to $7.00 per share. The conversion price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events, and is also subject to adjustment in the event of subsequent offerings of Common Stock or convertible securities by the Company for less than the conversion price. The issuance of 5,928,775 shares of Common Stock on October 3, 2024 triggered an anti-dilution feature of the Convertible Preferred Stock, resulting the conversion price being reduced to $6.53 per share.
Voting
Each holder is entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote of holders of shares of Common Stock. Each holder is entitled the whole number of votes equal to the number of shares of Common Stock into which such holder’s shares of Convertible Preferred Stock would be convertible on the record date for the vote or consent.
Registration Rights Agreement
The Registration Rights Agreement contains monetary penalties if the Company fails to maintain the effectiveness of the registration statement. As of November 24, 2024, the Company has incurred $4,795 in cumulative monetary penalties and interest under the Registration Rights Agreement due to the delinquent filing of the Company’s annual and quarterly reports with the SEC. In October 2024, the Company completed SEC filings to regain the effectiveness of the registration statement. This terminated the further accrual of monetary penalties; however, the interest accruals will continue until the prior monetary penalties are settled. The Company paid $535 of these monetary penalties in the year ended May 28, 2023. The accrual for these liabilities was $4,260 as of November 24, 2024, which is included in other accrued liabilities.
14.    Income Taxes
The effective tax rate was approximately 1% or less for all periods presented. The effective tax rates were lower than the U.S. federal statutory tax rate in all periods due to the Company’s valuation allowance on its deferred tax assets.
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
Because recovery of amounts is contingent upon a legal settlement, no amounts have been recorded as recoverable costs through November 24, 2024.
Class Action Complaint
On July 29, 2024, a putative class action complaint was filed on behalf of stockholders of the Company in the United States District Court of Minnesota against the Company and certain of its named executive officers. The complaint generally alleges that statements made to the Company’s stockholders between October 7, 2020, and March 19, 2024 regarding the Company’s financial results, internal controls, remediation efforts, periodic reporting, and financial prospects were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs, and attorneys’ fees. On November 15, 2024, the Court appointed purported stockholders David Carew and Hugh Robert Homes as co-lead plaintiffs and appointed their respective counsel. The co-lead plaintiffs must file an amended complaint by January 24, 2025. The Company continues to believe that the claims are without merit and intends to vigorously defend against them. Any potential loss arising from this claim is not currently probable or estimable.
SEC Subpoena
On February 16, 2024, the Chicago Regional Office of the SEC issued a subpoena to the Company seeking documents and information concerning the financial statement restatement. The Company is in the process of responding to the subpoena and intends to cooperate with the SEC. We cannot predict the duration or outcome of this matter at this time.
Landlord Complaints
On January 12, 2024, the landlord for a property leased by Curation Foods filed a complaint of unlawful detainer against the Company in Santa Barbara County Superior Court, seeking possession of the building and alleging past due rent of approximately $171. On February 29, 2024, Curation Foods surrendered possession of the premises to the landlord. The unlawful detainer action has thus been converted to an ordinary civil action. Landlord has filed an amended complaint against both Curation Foods and the Company seeking to recover all rent which will accrue through the expiration of the lease, less any sums landlord collects from a replacement tenant. No trial date has been set yet, although a mediation has been scheduled for February 13, 2025 and a continued case management conference is set for April 21, 2025.
On January 12, 2024, a landlord for a different property leased by Curation Foods delivered to the Company a pay or quit notice related to such property, seeking payment of past due rent of approximately $87. On February 29, 2024, Curation Foods surrendered possession of the premises to the landlord. The Company has accrued past due rents, but the ultimate exposure to loss will depend on future events and is not reasonably certain at this time.
Compliance Matters
On December 1, 2018, the Company acquired all of the voting interests and substantially all of the assets of Yucatan (the “Yucatan Acquisition”), which owns a guacamole manufacturing plant in Mexico called Procesadora Tanok, S de RL de C.V. (“Tanok”).
On October 21, 2019, the Company retained Latham & Watkins, LLP to conduct an internal investigation relating to potential environmental and Foreign Corrupt Practices Act (“FCPA”) compliance matters associated with regulatory permitting at the Tanok facility in Mexico. The Company subsequently voluntarily self-disclosed to the SEC and the U.S. Department of Justice (“DOJ”) the conduct under investigation, and these agencies commenced an investigation. The Company also disclosed the conduct under investigation to the Office of the Attorney General in Mexico, which in December 2021 decided (a) that Curation Foods, did not commit or participate in the criminal conduct disclosed, (b) no criminal action would be taken against Curation Foods, (c) that no criminal liability was established against Tanok and Yucatan after they were acquired by Curation Foods, and (d) the decisions do not apply to any individuals who may be responsible for misconduct. The Company also disclosed the misconduct to other regulators in Mexico. The conduct at issue began prior to the Yucatan Acquisition, and the agreement for the Yucatan Acquisition provides the Company with certain indemnification rights that may allow the Company to recover the cost of a portion of the liabilities that have been and may be incurred by the Company in connection with these compliance matters.
On September 2, 2020, one of the former owners of Yucatan filed a lawsuit against the Company in Los Angeles County Superior Court for breach of employment agreement, breach of contract, breach of holdback agreement, declaratory relief and accounting, and related claims. The Plaintiff sought over $10 million in damages, including delivery of shares of his stock held in escrow for the indemnification claims described above. On November 3, 2020, the Company filed an answer and cross-complaint against the Plaintiff and other former equity holders of Yucatan for fraud, indemnification, and other claims, and seeking no less than $80 million in damages. In fiscal 2022, 2023 and 2024, the Company reached settlements with several of the cross-defendants, pursuant to which the settling cross-defendants agreed that certain of the shares of stock they received when the Company acquired Yucatan either be sold and the proceeds paid to the Company, or that those shares be released to the Company. The trial for the remaining defendants was severed into two trials by the Court, and the first trial involved claims by and against one defendant only. The first trial concluded on October 18, 2024, and there were offsetting verdicts. The jury awarded the defendant $375 in damages and awarded the Company $1,011 against the defendant. No final judgment has been entered, and there are additional issues to be resolved by the Court before any judgment can be entered. The trial for the other defendants will involve only the Company’s claims against them, and there are no claims made by those defendants against the Company.
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
At this stage, the ultimate outcome of these or any other investigations, legal actions, or potential claims that may arise from the matters related to the litigation is uncertain and the Company cannot reasonably predict the timing or outcomes, or estimate the amount final judgments, or the effect, if any, they may have on its financial statements. Separately, future rulings from the Court will affect pending claims against the severed defendants for indemnification under provisions in the purchase agreement. Because recovery of amounts is contingent upon resolution of many issues in connection with these legal proceedings, no amounts have been recorded as recoverable costs through November 24, 2024.
16.    Discontinued Operations
On August 24, 2023, the Company reached a confidential settlement and release agreement with a third-party insurance underwriter as a result of a claim filed by the Curation Foods business. In connection with this settlement agreement, the Company received a cash payment of $1,850 on September 19, 2023, which was recognized as income from discontinued operations in the six months ended November 26, 2023. The $1,850 cash received is included in net cash from operating activities on the consolidated statement of cash flows.
17.    Subsequent Events
Limited Waivers and Amendments to Credit Agreements
On November 26, 2024, the Company entered into (i) that certain Limited Waiver Under and Ninth Amendment to Credit Agreement (the “BMO Amendment”) by and among the Company, Curation Foods and Lifecore Biomedical Operating Company, Inc. (“Lifecore” and, together with the Company and Curation Foods, the “Borrowers”), certain of the Company’s other subsidiaries, and BMO Bank, N.A. (“BMO”), which amended that certain Credit Agreement, dated as of December 31, 2020 (as amended, restated, amended and restated, supplemented or otherwise modified prior to the BMO Amendment, the “Revolving Credit Agreement”), by and among the Borrowers, certain of the Company’s other subsidiaries, as guarantors, and BMO, as administrative agent, swing line lender and a letter of credit issuer and (ii) that certain Limited Waiver Under and Third Amendment to Credit and Guaranty Agreement (the “Alcon Amendment” and, together with the BMO Amendment, the “Credit Agreement Amendments”), by and among the Borrowers, certain of the Company’s other subsidiaries, and Alcon, which amended that certain Credit and Guaranty Agreement, dated May 22, 2023 (as amended, restated, amended and restated, supplemented or otherwise modified prior to the Alcon Amendment, the “Term Loan Credit Agreement”), by and among the Borrowers, certain of the Company’s other subsidiaries, as guarantors, and Alcon, as administrative agent, collateral agent and lender.
The BMO Amendment provides for, among other things, (i) an extension of the maturity date under the Revolving Credit Agreement from December 31, 2025 to November 26, 2027, (ii) certain changes to the applicable interest rates under the Revolving Credit Agreement, and (iii) certain other changes with respect to the Company’s financial and reporting covenants. The Alcon Amendment provides for, among other things, certain other changes with respect to the Company’s financial and reporting covenants to align with the Revolving Credit Agreement’s financial and reporting covenants, as implemented pursuant to the BMO Amendment. The Company is required to pay fees of $280 to BMO in connection with the Credit Agreement Amendments.
Investor Dispute
On December 23, 2024, 22NW Fund, L.P. (“22NW”), a holder of shares of the Company’s common stock and Convertible Preferred Stock, filed a complaint against the Company, two former officers, and four former or current directors in the Commercial Division of the Supreme Court of the State of New York, New York County. The complaint seeks money damages (including compensatory damages, court costs, and attorneys’ fees) for (i) alleged material misrepresentations by the Company on which 22NW allegedly relied when purchasing its shares of Convertible Preferred Stock, and (ii) alleged breaches of that certain Securities Purchase Agreement, dated January 9, 2023, by and between the Company and certain investors, including 22NW, related to the purchase of Convertible Preferred Stock (the “SPA”). 22NW further seeks an order of specific performance for breach of the SPA, seeking to cause the Company to file a proxy statement with the SEC and to hold a stockholder meeting to seek to approve the removal of the current cap on the conversion of Convertible Preferred Stock into Company common stock as set forth in the Certificate of Designations related to the Convertible Preferred Stock. The Court has set a hearing on January 21, 2025 to entertain the investor’s request for specific performance. The Company intends to defend itself vigorously against these claims.

Included in the complaint are statements that the Company owes 22NW registration penalties caused by the Company’s failure to maintain an effective registration statement with respect to the Series A, which have been previously accrued by the Company. See Note 13 – Convertible Preferred Stock and Common for more information.
The Company has assessed the remaining elements of the complaint and determined that any potential loss arising from these claims is not currently probable or estimable.

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
Built over many years of experience, Lifecore separates itself from its competition based on its five areas of expertise, including but not limited to Lifecore’s ability to:
Establish strategic relationships with market leaders
Lifecore continues to develop and manufacture products with partners who have strong marketing, sales, and distribution capabilities, reaching the patients they serve. Through its strong reputation and history of providing pharmaceutical grade HA and products, Lifecore has established long-term relationships with global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories and leverages those partnerships to attract new relationships in other medical markets.

Expand medical applications for HA
Due to the growing knowledge of the unique characteristics of HA and Lifecore’s unique strength and history as a trusted manufacturer of pharmaceutical injectable grade HA products, Lifecore continues to identify and pursue opportunities for the use of HA in other medical applications, such as wound care, aesthetic surgery, drug delivery, next generation orthopedics and device coatings, and through sales to academic and corporate research customers. Further applications may involve expanding process development activity and/or additional licensing of technology.
Utilize manufacturing infrastructure to meet customer demand
Lifecore has made strategic capital investments in its CDMO business focusing on extending its formulation and filling capacity and capabilities to meet increasing partner demand and regulatory expectations and to attract new contract filling opportunities.
Maintain flexibility and speed in product development and supply relationships
Lifecore’s vertically integrated development and manufacturing capabilities and strong Quality systems allow it to quickly move a product from development to commercial production. Lifecore’s role extends from supplying HA raw materials to providing technology transfer and development services to manufacture aseptically filled, finished sterile products, and assuming full supply chain responsibilities (from raw material management through packaging and serialization).
Deliver consistent quality
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
Related Party Transactions
For a discussion of significant related party transactions, refer to Related Party Transactions within Note 1 to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Results of Operations — Three Months Ended November 24, 2024
Revenues and Gross Profit
Lifecore generates revenues from two integrated activities: CDMO and HA manufacturing. Lifecore generates revenues from the development and manufacture of HA products and provides contract development and aseptic manufacturing services to customers.

Numerous factors can influence gross profit, including HA manufacturing product mix, customer mix, manufacturing costs, timing of production, volume, sales discounts, and charges for excess or obsolete inventory, among others. Many of these factors influence or are interrelated with other factors. The Company includes in cost of goods sold all of the following costs: raw materials (including packaging, syringes, fermentation supplies and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs), and shipping and shipping-related costs.

	Three Months Ended		Change
	November 24, 2024	November 26, 2023	Amount	%
Revenues:
CDMO	$25,610	$23,678	$1,932	8%
HA manufacturing	6,954	6,472	482	7%
Total Revenues	32,564	30,150	2,414	8%
Cost of Goods Sold	21,480	20,193	1,287	6%
Gross Profit	$11,084	$9,957	$1,127	11%
Gross Profit Percentage	34.0%	33.0%	1.0%
The increase in revenues was primarily due to a $1.9 million increase in CDMO revenues, which increase comprised $3.8 million of higher sales volume from our largest customer, partially offset by $1.9 million of lower sales volume from other CDMO customers. In addition, HA manufacturing revenues increased $0.5 million primarily from increased revenue from a customer due to timing, with increased shipments in the second quarter of 2025.

The $1.1 million increase in gross profit is primarily due to a $1.6 million increase in CDMO gross profit as a result of price increases to certain customers partially offset by a $0.5 million decrease in HA manufacturing gross profit due to manufacturing variances.

Operating Expenses

	Three Months Ended		Change
	November 24, 2024	November 26, 2023	Amount	%
Research and development	$1,924	$2,098	$(174)	(8)%
Selling, general and administrative	11,119	9,342	1,777	19%
Total Operating Expenses	$13,043	$11,440	$1,603	14%
Research and Development (“R&D”)
R&D expenses consist primarily of product development and commercialization initiatives. R&D expenses are focused on new products and applications for HA-based and non-HA biomaterials. R&D expenses for the three months ended November 24, 2024 were consistent with the prior period.
Selling, General, and Administrative (“SG&A”)
SG&A expenses consist of salaries and related costs for administrative, public company and business development functions as well as legal fees, and consulting fees. Public company costs include compliance, audit, tax, insurance and investor relations.
The increase in SG&A expenses was primarily due to increases in non-cash stock-based compensation expense of $1.8 million, the majority of which was related to new hire performance stock unit grants to our principal executive officers.

Non-Operating Income or Expense

	Three Months Ended		Change
	November 24, 2024	November 26, 2023	Amount	%
Interest expense, net	$(5,465)	$(4,073)	$(1,392)	34%
Change in fair value of debt derivative liability, related party	1,200	20,700	(19,500)	(94)%
Other expense, net	(304)	(967)	663	(69)%
Income tax (expense) benefit	(43)	65	(108)	(166)%
Interest Expense, net
The increase in interest expense, net was primarily a result of increased interest expense of $1.0 million related to the Alcon term loan debt, primarily related to amortization of the debt discount. There were also reductions in capitalized interest of $0.3 million as we consider alternative approaches to generating cash flows from a legacy asset that has not yet generated revenue.
Change in fair value of debt derivative liability, related party
The debt derivative liability, related party, is a set of embedded derivatives recorded at fair value each period. The derivatives represent certain call and put premiums contained in the credit facility that can be exercised upon qualifying events of default or changes in control. Changes in the fair value are recorded as non-operating income or expense.
The change in the fair value of debt derivative liability, related party, in 2025 was primarily caused by the absence of significant changes recognized in 2024. Those changes were primarily due to changes in the probability factors related to the timing of a change in control event. Management moved back the estimated timing of that event following the conclusion of a strategic review process at the end of fiscal year 2024.
Other Expense, net
Other expense, net decreased $0.7 million primarily due to the end of the accumulation of monetary penalties to the preferred stockholders following the filing of late registration statements in October 2024.
Income Tax Benefit or Expense
The income tax benefit or expense primarily consists of current state income tax obligations and a schedule of net deferred federal tax attributes that are substantially offset by valuation allowances and net operating loss carryforwards. Changes in the income tax benefit or expense are driven by the mix of these various items and were not significant for the periods presented.
Results of Operations — Six Months Ended November 24, 2024
Revenues and Gross Profit
Lifecore generates revenues from two integrated activities: CDMO and HA manufacturing. Lifecore generates revenues from the development and manufacture of HA products and provides contract development and aseptic manufacturing services to customers.
Numerous factors can influence gross profit, including HA manufacturing product mix, customer mix, manufacturing costs, timing of production, volume, sales discounts, and charges for excess or obsolete inventory, among others. Many of these factors influence or are interrelated with other factors. The Company includes in cost of goods sold all of the following costs: raw materials (including packaging, syringes, fermentation supplies and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs), and shipping and shipping-related costs.

	Six Months Ended		Change
	November 24, 2024	November 26, 2023	Amount	%
Revenues:
CDMO	$45,790	$45,217	$573	1%
HA manufacturing	11,479	9,455	2,024	21%
Total Revenues	57,269	54,672	2,597	5%
Cost of Goods Sold	40,798	41,987	(1,189)	(3)%
Gross Profit	$16,471	$12,685	$3,786	30%
Gross Profit Percentage	28.8%	23.2%	5.6%
The increase in revenues was due to a $2.0 million increase in HA manufacturing revenues primarily due to higher sales volume from our largest customer and a $0.6 million increase in CDMO revenues, which increase comprised $3.3 million of higher sales volume from our largest customer, partially offset by a customer working down inventory levels built in the prior year period of $2.6 million.

The $3.8 million improvement in gross profit is due to a $5.1 million increase in CDMO gross profit which reflected a $3.2 million increase due to price increases to certain customers and a $1.9 million increase due to a favorable sales mix, partially offset by a $1.0 million write-down on existing inventories to their net realizable value and a $0.3 million decrease in HA manufacturing gross profit due to manufacturing variances.

Operating Expenses

	Six Months Ended		Change
	November 24, 2024	November 26, 2023	Amount	%
Research and development	$4,110	$4,244	$(134)	(3)%
Selling, general and administrative	25,904	18,538	7,366	40%
Total Operating Expenses	$30,014	$22,782	$7,232	32%
Research and Development (“R&D”)
R&D expenses consist primarily of product development and commercialization initiatives. R&D expenses are focused on new products and applications for HA-based and non-HA biomaterials. R&D expenses for the six months ended November 24, 2024 were consistent with the prior period.
Selling, General, and Administrative (“SG&A”)
SG&A expenses consist of salaries and related costs for administrative, public company and business development functions as well as legal fees, and consulting fees. Public company costs include compliance, audit, tax, insurance and investor relations.
The increase in SG&A expenses was primarily due to a $4.4 million increase in professional fees, including legal fees related to the civil litigation related to Yucatan Foods, and the stockholder activist settlement. Additionally, non-cash stock-based compensation expense increased by $2.7 million, the majority of which was related to new hire performance stock unit grants to our principal executive officers.

Non-Operating Income or Expense

	Six Months Ended		Change
	November 24, 2024	November 26, 2023	Amount	%
Interest expense, net	$(10,833)	$(8,010)	$(2,823)	35%
Change in fair value of debt derivative liability, related party	2,100	20,900	(18,800)	(90)%
Other expense, net	(507)	(1,138)	631	(55)%
Income tax expense	(18)	(23)	5	(22)%
Interest Expense, net
The increase in interest expense, net was primarily a result of increased interest expense of $1.9 million related to the Alcon term loan debt, primarily related to amortization of the debt discount. There were also reductions in capitalized interest of $0.6 million as we consider alternative approaches to generating cash flows from a legacy asset that has not yet generated revenue.
Change in fair value of debt derivative liability, related party
The debt derivative liability, related party, is a set of embedded derivatives recorded at fair value each period. The derivatives represent certain call and put premiums contained in the credit facility that can be exercised upon qualifying events of default or changes in control. Changes in the fair value are recorded as non-operating income or expense.
The change in the fair value of debt derivative liability, related party, in 2025 was primarily caused by the absence of significant changes recognized in 2024. Those changes were primarily due to changes in the probability factors related to the timing of a change in control event. Management moved back the estimated timing of that event following the conclusion of a strategic review process at the end of fiscal year 2024.
Other Expense, net
Other expense, net decreased $0.6 million primarily due to the end of the accumulation of monetary penalties to the preferred stockholders following the filing of late registration statements in October 2024.
Income Tax Benefit or Expense
The income tax benefit or expense primarily consists of current state income tax obligations and a schedule of net deferred federal tax attributes that are substantially offset by valuation allowances and net operating loss carryforwards. Changes in the income tax benefit or expense are driven by the mix of these various items and were not significant for the periods presented.
Liquidity and Capital Resources
As of November 24, 2024, the Company had cash of $9.5 million and had approximately $20.9 million available for borrowing under the Revolving Credit Facility. Under the Revolving Credit Facility, the Company is subject to a springing fixed charge ratio covenant of 1.00:1.00 generally in the event that the Company's available liquidity under the Revolving Credit Facility falls below $2.5 million.
On October 3, 2024, the Company sold 5.9 million shares of its common stock at $4.10 per share for gross proceeds of $24.3 million. Issuance costs of $0.5 million, primarily related to legal and audit fees, were netted against these proceeds. Also in October 2024, the Company received $2.4 million from the lessor of our second building in Chaska, MN related to a lease amendment incentive.
As of November 24, 2024, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility.

The changes in cash for the six months ended November 24, 2024 and November 26, 2023, were attributed to the following:

	Six Months Ended
	November 24, 2024		November 26, 2023
Cash flows from operating activities:
Net (loss) income	$(22,801)		$3,464
Net loss reconciliation adjustments:
Depreciation and amortization	4,037		3,934
Stock-based compensation	5,791		3,110
Non-cash interest expense	9,641		6,670
Change in debt derivative liability	(2,100)		(20,900)
Changes in operating assets and liabilities	(1,321)	(1)	(3,319)	(2)
Net cash used in operating activities	(6,753)		(7,041)

Purchases of property, plant, and equipment	(5,862)		(9,315)
Net cash used in investing activities	(5,862)		(9,315)

Issuance of common stock, net of fees	23,841		—
Proceeds from finance lease incentive	2,400		—
Principal payments on debt and finance leases	(11,659)		(181)
Impact of stock-based compensation plans	(974)		667
Net cash provided by financing activities	13,608		486

Net increase (decrease) in cash and cash equivalents	$993		$(15,870)
(1) The primary reason for this use of cash was a $1.6 million decrease in accrued compensation.
(2) The primary reason for this use of cash is a $4.3 million decrease in accounts payable.
Contractual Obligations
The Company’s material contractual obligations for the next five years mainly relate to its debt and lease obligations.
The Company’s future capital requirements will depend on numerous factors, including the progress of its research and development programs; the continued development of marketing, sales and distribution capabilities; the ability of the Company to establish and maintain new and existing licensing arrangements; the costs associated with any legal contingencies and employment-related claims; any decision to pursue acquisition opportunities; the timing and amount, if any, of payments received under licensing and research and development agreements; the costs involved in preparing, filing, prosecuting, defending, and enforcing intellectual property rights; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of product commercialization activities and arrangements; and other factors. If the Company’s currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its capital needs, the Company would be required to seek additional funding through other arrangements with collaborative partners, sale of real estate or other assets, additional debt or bank borrowings and public or private sales of its securities. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.
The Company believes that its cash from operations, potential equity offerings, sale of other assets, along with existing cash, and availability under its Revolving Credit Facility will be sufficient to finance its operational and capital requirements for at least the next twelve months.

Long-term Debt
Refer to Note 10 – Long-term Debt and Note 17 – Subsequent Events to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the terms of the Company outstanding indebtedness, including the Term Loan Credit Facility and Revolving Credit Facility, which is incorporated herein by reference. As of November 24, 2024 and May 26, 2024, the Company had $165,274 and $157,313 in borrowings outstanding under the Term Loan Credit Facility, at an effective annual interest rate of 22.5% for both periods, which includes the amortization of the debt discount. The stated annual interest rate is 10%.
As of November 24, 2024 and May 26, 2024, the Company had $8,500 and $19,691, respectively, in borrowings outstanding under the Revolving Credit Facility, at an effective annual interest rate of approximately 8% for both periods.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Item 305 of Regulation S-K is not required for Smaller Reporting Companies.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of November 24, 2024, due to the material weaknesses in internal control over financial reporting that were disclosed in the 2024 Annual Report. The Company is in the process of determining a plan for the remediation of the material weaknesses in internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
Except for the remediation planning efforts described above, there have been no changes in our system of internal control over financial reporting during the three months ended November 24, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the six months ended November 24, 2024, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Exhibit Title
10.1
Limited Waiver Under and Third Amendment to that certain Credit and Guaranty Agreement, dated May 22, 2023, by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and Alcon Research, LLC, as lender, administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2024.

10.2
Limited Waiver Under and Ninth Amendment to that certain Credit Agreement, dated December 31, 2020, by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and BMO Bank, N.A., as lender and administrative agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 26, 2024.

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH+	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Date:    January 2, 2025