Form 10-Q
period 2025-02-23
LIFECORE BIOMEDICAL, INC. \DE\
filed 2025-04-03
CIK 1005286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended February 23, 2025, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐ Accelerated Filer ☒ Non Accelerated Filer ☐  Smaller Reporting Company ☒ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 27, 2025, there were 37,025,331 shares of common stock outstanding.

LIFECORE BIOMEDICAL, INC.
FORM 10-Q
-i-

PART I. FINANCIAL INFORMATION
Item 1.    Financial statements (unaudited)

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	February 23, 2025	May 26, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,417	$8,462
Accounts receivable, net of allowance for credit losses of $897 and $711	11,364	16,985
Accounts receivable, related party	16,136	10,099
Current portion of note receivable	8,000	—
Contract assets	6,150	4,069
Inventories, net	34,596	39,979
Prepaid expenses and other current assets	2,548	1,439
Total current assets	84,211	81,033
Property, plant, and equipment, net of accumulated depreciation of $55,498 and $50,334	128,223	149,165
Operating lease right-of-use assets	2,233	2,442
Goodwill	13,881	13,881
Intangible assets, net of accumulated amortization of $3,700	4,200	4,200
Other assets	4,945	3,239
Total assets	$237,693	$253,960
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,405	$16,334
Current portion of operating lease liabilities	3,966	3,963
Accrued expenses and other current liabilities	19,745	18,575
Total current liabilities	31,116	38,872
Debt, net of current portion	8,346	22,906
Debt, net of current portion, related party	115,663	100,819
Debt derivative liability, related party	23,900	25,400
Operating lease liabilities, net of current portion	1,436	1,729
Other liabilities	9,806	10,332
Total liabilities	190,267	200,058
Commitments and contingencies, see note 9
Series A Redeemable Convertible Preferred Stock, $0.001 par value; 2,000,000 shares authorized; 44,894 and 42,461 shares issued and outstanding, redemption value $45,455 and $42,991	45,197	42,587
Stockholders’ equity:
Common Stock, $0.001 par value; 75,000,000 shares authorized; 37,025,331 and 30,562,961 shares issued and outstanding	37	31
Additional paid-in capital	206,285	177,807
Accumulated deficit	(204,093)	(166,523)
Total stockholders’ equity	2,229	11,315
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$237,693	$253,960
See accompanying notes to the condensed consolidated financial statements

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
(in thousands)	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Revenues	$16,233	$17,054	$52,560	$54,528
Revenues, related party	18,921	18,650	39,863	35,847
Total revenues	35,154	35,704	92,423	90,375
Cost of goods sold	25,309	23,810	66,107	65,797
Gross profit	9,845	11,894	26,316	24,578
Research and development expenses	2,045	2,170	6,155	6,414
Selling, general, and administrative expenses	10,093	9,848	35,066	28,237
Loss on sale or disposal of assets, net of portion classified as cost of sales	6,851	—	6,895	2
Restructuring (recovery) costs	(115)	771	772	918
Operating loss	(9,029)	(895)	(22,572)	(10,993)
Interest expense, net	(641)	(921)	(2,558)	(2,546)
Interest expense, related party	(4,840)	(3,368)	(13,756)	(9,754)
Change in fair value of debt derivative liability, related party	(600)	21,000	1,500	41,900
Other income (expense), net	333	(814)	(174)	(1,950)
(Loss) income from continuing operations before income taxes	(14,777)	15,002	(37,560)	16,657
Income tax benefit (expense)	8	(217)	(10)	(240)
(Loss) income from continuing operations	(14,769)	14,785	(37,570)	16,417
Income from discontinued operations	—	847	—	2,679
Net (loss) income	$(14,769)	$15,632	$(37,570)	$19,096
See accompanying notes to the condensed consolidated financial statements

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Unaudited)

	Three months ended		Nine months ended
(in thousands, except share and per share amounts)	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Net (loss) income	$(14,769)	$15,632	$(37,570)	$19,096
Preferred stock dividends	(2,466)	—	(2,466)	—
Accretion of preferred stock to redemption value	(144)	—	(144)	—
Fair value of conversion ratio improvement to preferred stockholders	—	—	(2,132)	—
(Loss) income available to common stockholders	$(17,379)	$15,632	$(42,312)	$19,096

Basic income or loss per share:
(Loss) income from continuing operations available to common stockholders	$(0.47)	$0.48	$(1.24)	$0.54
Income from discontinued operations	—	0.03	—	0.09
Basic (loss) income per share	$(0.47)	$0.51	$(1.24)	$0.63

Diluted income or loss per share:
(Loss) income from continuing operations available to common stockholders	$(0.47)	$0.40	$(1.24)	$0.45
Income from discontinued operations	—	0.02	—	0.07
Diluted (loss) income per share	$(0.47)	$0.42	$(1.24)	$0.52

Weighted average shares outstanding:
Basic	37,020,570	30,487,596	34,080,062	30,449,673
Diluted	37,020,570	36,608,904	34,080,062	36,468,871
See accompanying notes to the condensed consolidated financial statements

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
(dollars in thousands)	Shares	Amount	Shares	Amount
Balance at November 24, 2024	44,068	$44,312	36,980,790	$37	$204,736	$(189,324)	$15,449
Issuance of stock, net of fees	—	—	—	—	16	—	16
Dividends paid-in-kind	826	837	—	—	(837)	—	(837)
Accretion to redemption value	—	48	—	—	(48)	—	(48)
Settlement of stock-based awards	—	—	44,541	—	(134)	—	(134)
Stock-based compensation	—	—	—	—	2,552	—	2,552
Net loss	—	—	—	—	—	(14,769)	(14,769)
Balance at February 23, 2025	44,894	$45,197	37,025,331	$37	$206,285	$(204,093)	$2,229

Balance at May 26, 2024	42,461	$42,587	30,562,961	$31	$177,807	$(166,523)	$11,315
Issuance of stock, net of fees	—	—	5,928,775	6	23,852	—	23,858
Dividends paid-in-kind	2,433	2,466	—	—	(2,466)	—	(2,466)
Accretion of issuance costs	—	144	—	—	(144)	—	(144)
Settlement of stock-based awards	—	—	533,595	—	(1,107)	—	(1,107)
Stock-based compensation	—	—	—	—	8,343	—	8,343
Net loss	—	—	—	—	—	(37,570)	(37,570)
Balance at February 23, 2025	44,894	$45,197	37,025,331	$37	$206,285	$(204,093)	$2,229
See accompanying notes to the condensed consolidated financial statements
LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
(dollars in thousands)	Shares	Amount	Shares	Amount
Balance at November 26, 2023	40,912	$40,924	30,458,621	$30	$176,463	$(175,072)	$1,421
Issuance of stock, net of fees	—	—	—	—	—	—	—
Dividends paid-in-kind	767	776	—	—	(776)	—	(776)
Accretion to redemption value	—	48	—	—	(48)	—	(48)
Settlement of stock-based awards	—	—	88,315	—	(42)	—	(42)
Stock-based compensation	—	—	—	—	1,499	—	1,499
Net income	—	—	—	—	—	15,632	15,632
Balance at February 25, 2024	41,679	$41,748	30,546,936	$30	$177,096	$(159,440)	$17,686

Balance at May 28, 2023	39,420	$39,318	30,322,169	$30	$174,276	$(178,536)	$(4,230)
Issuance of stock, net of fees	—	—		—		—	—
Dividends paid-in-kind	2,259	2,287	—	—	(2,287)	—	(2,287)
Accretion to redemption value	—	143	—	—	(143)	—	(143)
Settlement of stock-based awards	—	—	224,767	—	625	—	625
Stock-based compensation	—	—	—	—	4,625	—	4,625
Net income	—	—	—	—	—	19,096	19,096
Balance at February 25, 2024	41,679	$41,748	30,546,936	$30	$177,096	$(159,440)	$17,686
See accompanying notes to the condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine months ended
	February 23, 2025	February 25, 2024
Cash flows from operating activities:
Net (loss) income	$(37,570)	$19,096
Adjustments to reconcile net income or loss to net cash used in operating activities:
Depreciation and amortization	6,113	5,940
Stock-based compensation	8,343	4,603
Non-cash interest expense, related party	13,448	9,408
Non-cash interest expense	1,404	812
Change in debt derivative liability, related party	(1,500)	(41,900)
Loss on sale or disposal of assets	7,685	19
Other, net	193	1,706
Changes in operating assets and liabilities:
Accounts receivable	(602)	(2,711)
Contract assets	(2,081)	213
Inventories	5,384	1,171
Other assets	(1,236)	1,984
Accounts payable	(2,714)	(4,617)
Accrued expenses and other liabilities	(2,420)	(4,183)
Net cash used in operating activities	(5,553)	(8,459)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(11,318)	(15,682)
Proceeds from sale of equipment	7,000	—
Net cash used in investing activities	(4,318)	(15,682)
Cash flows from financing activities:
Issuance of common stock, net of fees	23,858	—
Payments of debt principal	(699)	(482)
Payments for debt issuance costs	(435)	(124)
Proceeds from noncurrent customer deposit	—	5,000
Proceeds from exercise of stock options	—	724
Proceeds from finance lease incentive	2,400	—
(Repayments of) proceeds from revolving credit facility, net	(17,191)	3,104
Payments related to employee stock plans	(1,107)	(99)
Net cash provided by financing activities	6,826	8,123
Net decrease in cash and cash equivalents	(3,045)	(16,018)
Cash and cash equivalents, beginning of period	8,462	19,091
Cash and cash equivalents, end of period	$5,417	$3,073
See accompanying notes to the condensed consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in thousands, except share and per share values)
1.    Organization, basis of presentation, and summary of significant accounting policies
Organization
Lifecore Biomedical, Inc. and its subsidiaries (“Lifecore” or the “Company”) is a fully integrated contract development and manufacturing organization (“CDMO”) that provides services in the development, fill and finish of complex sterile injectable pharmaceutical products in syringes, vials, and cartridges.
Basis of presentation
The accompanying condensed consolidated balance sheet as of May 26, 2024, which has been derived from audited financial statements, and the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information, the instructions for Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company at February 23, 2025, and the results of operations and cash flows for all periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements and related footnotes prepared following GAAP have been condensed or omitted per the rules and regulations of the SEC. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 26, 2024.
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
During the nine months ended February 23, 2025, the Company changed the basis of presentation for certain items to simplify and improve the usefulness of the financial statements, none of which had a material effect to any of the periods presented.
Basis of consolidation
The condensed consolidated financial statements are presented on the accrual basis of accounting in accordance with GAAP and include the accounts of the Company and its subsidiaries. All material inter-company transactions and balances have been eliminated.

Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; recognition and measurement of current and deferred income tax assets and liabilities; the recoverability assessment of inventories; the valuation and recognition of stock-based compensation; and the valuation of the debt derivative liability. For these areas, it is at least reasonably possible that a change in estimate could occur over the next twelve months. These estimates involve the consideration of complex factors and require management to make judgments. The analysis of historical and future trends can require extended periods of time to resolve and are subject to change from period to period. The actual results may differ from management’s estimates.
Supplemental disclosures of cash flow information
The following table presents supplemental cash flow information:

	Nine months ended
	February 23, 2025	February 25, 2024
Cash paid for income taxes	$127	$70
Cash paid for interest	1,886	2,065
Non-cash investing and financing activities:
Purchases of property, plant, and equipment in accounts payable	1,643	5,433
Non-cash portion of sale of property, plant and equipment via note receivable	9,590	—
Increases to property, plant and equipment from finance leases	2,737	—
Capitalization of non-cash interest to property, plant, and equipment	2,254	3,250
Dividends paid-in-kind on Redeemable Convertible Preferred Stock	2,466	2,287
Reportable segments
The Company operates as one reportable segment. This is based on the objectives of the business and how our chief operating decision maker, the President and Chief Executive Officer, regularly reviews and manages the business, monitors operating performance and allocates resources.
Income or loss per share
Accounting guidance requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution as if securities or other contracts to issue the Company’s common stock, par value $0.001 per share (“Common Stock”) were exercised or converted into Common Stock. The Company’s diluted common equivalent shares consist of Redeemable Convertible Preferred Stock, stock options, restricted stock units (“RSUs”), and performance share units (“PSUs”). Dilution related to stock options, RSUs and PSUs is calculated using the treasury stock method, which includes the assumed repurchase of common shares from cash received upon stock option exercises, and unrecognized compensation expense. The potential dilutive effect of the Redeemable Convertible Preferred Stock is calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive.

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
Recent accounting pronouncements
In November 2024, a new accounting standards update 2024-03 was issued that requires more detailed disclosures related to certain costs and expenses. The guidance requires entities to disclose amounts of certain expense categories included in expense captions presented on the face of the income statement, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. This update is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The disclosure requirements may be applied either prospectively or retrospectively. Management is currently evaluating the impact that the adoption of this update will have on its financial statements.
In December 2023, a new accounting standards update 2023-09 was issued to improve income tax disclosures. This update includes disclosure of disaggregated information about both the effective tax rate reconciliation and income taxes paid. This update is effective for annual periods beginning after December 15, 2024, which will be our fiscal year ending May 23, 2026, with early adoption permitted. The amendments in this update may be applied prospectively or retrospectively. Management is currently evaluating the impact that the adoption of this update will have on its financial statements.
In November 2023, a new accounting standards update 2023-07 was issued to enhance disclosure of significant expenses that are regularly provided to the chief operating decision maker and are included with each reported measure of segment profit and loss. The update also specifies that companies with a single reportable segment are subject to this standard. The update is effective for annual reporting periods beginning after December 15, 2023, which will be our fiscal year ending May 25, 2025, and interim reporting periods thereafter, with early adoption permitted. The amendments in this update must be applied retrospectively to all periods presented. Management is currently evaluating the impact that the adoption of this update will have on its financial statements.

2.    Income or loss per share
The following table sets forth the weighted average shares used in the computation of basic and diluted income or loss per share:

	Three months ended		Nine months ended
	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Weighted average shares for basic income or loss per share	37,020,570	30,487,596	34,080,062	30,449,673
Redeemable convertible preferred stock	—	5,899,388	—	5,791,809
Stock options, RSUs and PSUs	—	221,920	—	227,389
Weighted average shares for diluted income or loss per share	37,020,570	36,608,904	34,080,062	36,468,871
Due to the Company’s net loss for the three and nine months ended February 23, 2025, the diluted income or loss per share is calculated using only the basic weighted average common shares outstanding and thus excludes the following securities on an as-converted basis as of February 23, 2025.

February 23, 2025
Redeemable Convertible Preferred Stock	6,875,074
Stock options	1,418,355
Restricted stock units	1,531,850
Performance share units	2,175,000
Total	12,000,279
See note 11 for more information about Series A Redeemable Convertible Preferred Stock and note 13 for more information about stock options, restricted stock units and performance share units.
3.    Discontinued operations
The Company previously operated a food business through its wholly-owned subsidiary, Curation Foods, Inc. (“Curation Foods”). During the year ended May 28, 2023, the Company entered into agreements for the sale or disposition of all subsidiaries within the Curation Foods business, which was completed during the year ended May 26, 2024. Upon completion of the dispositions, it ceased to operate the Curation Foods business. Interest and income tax expense are not allocated to discontinued operations for periods presented due to their immateriality.
During the nine months ended February 25, 2024, the Company reached settlement agreements related to the Curation Foods business that resulted in the receipt of cash payments totaling $2,679, which were recognized as income from discontinued operations in the nine months ended February 25, 2024. The $2,679 cash received is included in net cash from operating activities on the consolidated statement of cash flows.

4.    Accounts and note receivable
Accounts receivable
Two of the Company’s customers had accounts receivable concentrations of 10% or greater as of February 23, 2025, accounting for 47% and 19% of accounts receivable. Two of the Company’s customers had accounts receivable concentrations of 10% or greater as of May 26, 2024, accounting for 34% and 18% of accounts receivable.
Changes in the allowance for credit losses related to accounts receivable are as follows:

	Nine months ended
	February 23, 2025	February 25, 2024
Beginning balance	$711	$485
Provision	186	77
Charge-offs	—	(37)
Balance at February 23, 2025	$897	$525
Factors that are currently influencing our estimate of expected credit losses includes knowledge of certain customers whose development projects are awaiting additional funding.
Note receivable
On January 7, 2025, the Company accepted a $10,000 note as a portion of the proceeds for the sale of the isolator-filler described in note 6. The note matures on July 7, 2026 and may be paid in whole or in part at any time prior to maturity without penalty or premium. Otherwise, the note is scheduled to be paid as follows: $4,000 on July 7, 2025, $4,000 on January 7, 2026 and $2,000 on July 7, 2026.
The note is interest-free through July 7, 2025 and thereafter principal bears interest at the U.S. prime rate plus 1% until repayment. Management concluded that interest should be imputed for the full duration of the note at an effective interest rate of 8.5%, representing the stated rate as of February 23, 2025. As a result, the Company recorded an initial discount of $410 as an offset to the noncurrent portion of the note based on its maturity date.
As of February 23, 2025, the note receivable of $10,000, net of discount of $305, is classified on our balance sheet as follows: $8,000 as a standalone current asset and $1,695 as a component of other assets. Interest income of $105 is included on our statement of operations within interest expense, net.
5.    Inventories, net
Inventories primarily consist of in-process and finished goods related to sterile injectable pharmaceutical products in syringes, vials and cartridges. This includes premium, pharmaceutical grade HA in bulk form as well as formulated and filled syringes, vials and cartridges for injectable products used in treating a broad spectrum of medical conditions and procedures.

Inventories are stated at the lower of cost (using the first-in, first-out method) or net realizable value. Inventory costs include the purchase price of raw materials, and additionally for work in process and finished goods, direct labor costs and allocated portions of indirect labor, property, plant and equipment costs needed in the manufacturing process.
Inventories consisted of the following:

	February 23, 2025	May 26, 2024
Finished goods	$13,483	$14,924
Raw materials	12,075	13,140
Work in process	9,038	11,915
Inventories, net	$34,596	$39,979
Adjustments to inventory are determined at the raw materials, work-in-process, and finished good levels to reflect obsolescence or impaired balances. Factors influencing inventory obsolescence include changes in demand, product life cycle, product pricing, physical deterioration, and quality concerns.
6.    Property, plant, and equipment, net
All property, plant and equipment is located in the United States. Property, plant, and equipment, net, consists of the following:

	February 23, 2025	May 26, 2024
Land and land improvements	$3,739	$3,739
Buildings and building improvements	63,732	62,874
Machinery and equipment	61,357	61,013
Computer equipment and software	8,612	8,290
Furniture and fixtures	1,635	1,631
Construction in process	40,196	39,151
Idle construction in process	4,450	22,801
Property, plant, and equipment, gross	183,721	199,499
Less: accumulated depreciation and amortization	(55,498)	(50,334)
Property, plant, and equipment, net	$128,223	$149,165
The major components of the construction in process are related to aseptic filler production to significantly increase manufacturing capacity.
On January 7, 2025, the Company entered into an agreement for the sale of the Company's previously purchased, but not yet installed, isolator-filler. The aggregate purchase price was $17,000. Lifecore received $7,000 cash and paid fees of $752 at closing. Lifecore also accepted a note for the remainder of the proceeds (see note 4) and recorded current and noncurrent payables of $800 and $200, respectively, for remaining selling fees to be paid to a third-party broker. The sale resulted in a $21,239 reduction in idle construction in process. The Company recorded a loss on the sale of the equipment of $6,400, which is included with other losses of $451 and $495 for the three and nine months ended February 23, 2025, respectively, in loss on sale or disposal of assets, net of portion classified as cost of sales, within the statement of operations. The Company also recognized other losses on disposal of assets of $790 as cost of sales within the statement of operations.

Depreciation and amortization expense for property, plant, and equipment for the three months ended February 23, 2025 and February 25, 2024 was $2,076 and $2,006, respectively. Depreciation and amortization expense for property, plant, and equipment for the nine months ended February 23, 2025 and February 25, 2024 was $6,113 and $5,940, respectively.
7.    Accrued expenses and other current liabilities
The following table presents the components of accrued expenses and other current liabilities:

	February 23, 2025	May 26, 2024
Accrued compensation	$5,843	$6,165
Accrued payable to Series A preferred stockholders	4,377	3,471
Accrued customer pass-through expenditures	2,101	3,509
Accrued professional fees	1,798	830
Contract liabilities, related party	1,750	1,025
Current portion of debt	930	943
Contract liabilities	815	1,088
Other	2,131	1,544
Accrued expenses and other current liabilities	$19,745	$18,575
8.    Restructuring costs
During fiscal year 2020, the Company commenced a multi-year restructuring plan to improve profitability and to redesign the organization to focus on strategic assets so that it could compete and thrive as a standalone public CDMO business. We expect to finish incurring expenses under this plan by the end of fiscal year 2025. Types of costs associated with this plan include: (i) employee termination costs, as a result of multiple reductions-in-force; and (ii) other costs related to the sale of non-strategic assets, including contract termination costs and asset write-offs. These costs are included as a separate caption on the statements of operations.
The following table presents the restructuring costs or recovery recognized during the period:

	Three months ended		Nine months ended
	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Employee termination costs	$472	$76	$1,307	$215
Other (recoveries) costs	(587)	695	(535)	703
Total	$(115)	$771	$772	$918
The following table presents a reconciliation of the beginning and ending restructuring liabilities:

	Employee termination costs	Other costs	Total
Balance at May 26, 2024	$217	$4,554	$4,771
Expense (recoveries)	1,307	(535)	772
Payments	(1,204)	(59)	(1,263)
Balance at February 23, 2025	$320	$3,960	$4,280

The following table presents the balance sheet classification of restructuring liabilities:

	February 23, 2025	May 26, 2024
Current portion of operating lease liabilities	$3,575	$3,575
Accrued expenses and other current liabilities – accrued compensation	320	217
Accrued expenses and other current liabilities – other	385	979
Restructuring liabilities	$4,280	$4,771
The following table presents actual and expected expenses incurred or to be incurred under the plan:

	Incurred through February 23, 2025	Expected remaining costs to be incurred	Total expected costs
Employee termination costs	$5,640	$535	$6,175
Other costs (recoveries)	12,850	(2,506)	10,344
Total	$18,490	$(1,971)	$16,519
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
Because recovery of amounts is contingent upon a legal settlement, no amounts have been recorded as recoverable costs through February 23, 2025.
Investor dispute
On December 23, 2024, 22NW Fund, L.P. (“22NW”), a holder of shares of the Company’s Common Stock and Series A Redeemable Convertible Preferred Stock, filed a complaint against the Company, two former officers, and five former or current directors in the Commercial Division of the Supreme Court of the State of New York, New York County. The complaint seeks money damages (including compensatory damages, court costs, and attorneys’ fees) for (i) alleged material misrepresentations by the Company on which 22NW allegedly relied when purchasing shares of the Series A Redeemable Convertible Preferred Stock and Common Stock, (ii) alleged breaches of certain express representations in the stock purchase agreement through which 22NW acquired its shares, and (iii) registration delay fees owed under a registration rights agreement entered into in connection with the issuance of the Series A Redeemable Convertible Preferred Stock. The complaint also seeks the equitable remedy of specific performance under the aforementioned stock purchase agreement, requesting an order compelling the Company to file a proxy statement with the SEC and to hold a stockholder meeting to seek the approval of the removal of the current cap on the conversion of Series A Redeemable Convertible Preferred Stock into Common Stock as set forth in the Certificate of Designations related to the Redeemable Convertible Preferred Stock (the “Issuance Proposal”).

The Company has accrued for the registration delay fees (see note 11), and the Company has both filed a proxy statement with the SEC on February 27, 2025, and has scheduled a stockholder meeting for April 10, 2025, to seek the approval of the Issuance Proposal. Otherwise, the Company believes that the claims are without merit and intends to vigorously defend against them, and any potential loss arising from these other claims is not currently probable or estimable.
On February 24, 2025, the Company and the individual defendants filed separate motions to dismiss the complaint. The motions are not yet fully briefed. On March 27, 2025, the Court issued an order setting forth an initial schedule for discovery.
Class action complaint
On July 29, 2024, a putative class action complaint was filed on behalf of stockholders of the Company in the United States District Court of Minnesota against the Company and certain of its named executive officers. The complaint generally alleges that statements made to the Company’s stockholders between October 7, 2020, and March 19, 2024 regarding the Company’s financial results, internal controls, remediation efforts, periodic reporting, and financial prospects were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs, and attorneys’ fees. On November 15, 2024, the Court appointed co-lead plaintiffs and their respective counsel. The co-lead plaintiffs filed an amended complaint on January 24, 2025 which contained substantially similar allegations and claims as those set forth in the original complaint. The Company filed a motion to dismiss the complaint on March 25, 2025. The Company continues to believe that the claims are without merit and intends to vigorously defend against them. Any potential loss arising from this claim is not currently probable or estimable.
SEC subpoena
On February 16, 2024, the Chicago Regional Office of the SEC issued a subpoena to the Company seeking documents and information concerning the financial statement restatement. The Company is in the process of responding to the subpoena and cooperating with the SEC. We cannot predict the duration or outcome of this matter at this time.
Landlord complaints
On January 12, 2024, the landlord for a property leased by Curation Foods filed a complaint of unlawful detainer against the Company in Santa Barbara County Superior Court, seeking possession of the building and alleging past due rent of approximately $171. On February 29, 2024, Curation Foods surrendered possession of the premises to the landlord. The unlawful detainer action has thus been converted to an ordinary civil action. Landlord has filed an amended complaint against both Curation Foods and the Company seeking to recover all rent which will accrue through the expiration of the lease, less any sums landlord collects from a replacement tenant. See note 18 for additional developments subsequent to the balance sheet date.
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
On September 2, 2020, one of the former owners of Yucatan filed a lawsuit against the Company in Los Angeles County Superior Court for breach of employment agreement, breach of contract, breach of holdback agreement, declaratory relief and accounting, and related claims. The Plaintiff sought over $10,000 in damages, including delivery of shares of his stock held in escrow for the indemnification claims described above. On November 3, 2020, the Company filed an answer and cross-complaint against the Plaintiff and other former equity holders of Yucatan for fraud, indemnification, and other claims, and seeking no less than $80,000 in damages. In fiscal 2022, 2023 and 2024, the Company reached settlements with several of the cross-defendants, pursuant to which the settling cross-defendants agreed that certain of the shares of stock they received when the Company acquired Yucatan either be sold and the proceeds paid to the Company, or that those shares be released to the Company. The trial for the remaining defendants was severed into two trials by the Court:
•The first trial involved claims by and against one defendant only. This trial concluded on October 18, 2024, and final judgment was entered on March 21, 2025, with offsetting verdicts that resulted in a net award in the Company’s favor of $902 against the defendant in addition to the opportunity to recover costs currently estimated at $270. The defendant has 15 days to file motions and until May 20, 2025 to file an appeal.
•The second trial for the other defendants will involve only the Company’s claims against them, and there are no claims made by those defendants against the Company. That second trial has been stayed by the Court pending a final judgment, including any appeal, in the first trial.
The ultimate outcome of these or any other investigations, legal actions, or potential claims that may arise from the matters related to the litigation remains uncertain. The Company cannot reasonably predict the timing or outcomes, or estimate the amount final judgments, or the effect, if any, they may have on its financial statements. Separately, future rulings from the Court will affect pending claims against the severed defendants for indemnification under provisions in the purchase agreement. Because recovery of amounts is still contingent upon the resolution of certain issues, no amounts have been recorded as recoverable costs through February 23, 2025.
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

10.    Debt
The following table presents the components of debt:

	February 23, 2025	May 26, 2024
Debt principal:
Term loan credit facility with related party	$169,287	$157,313
Revolving credit facility	2,500	19,691
Leaseback liability with related party	6,571	7,150
Finance lease liability	6,003	3,385
Debt principal	184,361	187,539
Unamortized debt discount on term loan credit facility with related party	(59,422)	(62,871)
Total debt, net of discounts	$124,939	$124,668
Classification on consolidated balance sheet:
Accrued expenses and other current liabilities	$930	$943
Debt, net of current portion	8,346	22,906
Debt, net of current portion, related party	115,663	100,819
Total debt, net of discounts	$124,939	$124,668
The following table presents future minimum principal payments:

Remainder of fiscal year 2025	$231
Fiscal year:
2026	937
2027	967
2028	3,501
2029	170,325
2030	1,052
Thereafter	7,348
Debt principal	$184,361
The following table presents the classification of interest in the consolidated financial statements:

	Three months ended		Nine months ended
	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Expensed in statement of operations	5,481	4,289	16,314	12,300
Capitalized to property, plant and equipment	798	1,187	2,254	3,250
Total interest incurred	$6,279	$5,476	$18,568	$15,550
As of February 23, 2025, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility.

Term Loan Credit Facility
On May 22, 2023, the Company entered into a Credit and Guaranty Agreement with Alcon Research, LLC ("Alcon," collectively the “Term Loan Credit Facility”). The Term Loan Credit Facility refinanced in full all obligations of the Company and their subsidiaries under its prior term loan credit facility. This facility has been amended three times for the purpose of (i) enhancing and clarifying certain reporting requirements; and (ii) most recently on November 26, 2024, to provide limited waivers of potential events of default and permit the Company to retain cash proceeds from the recent sale of the isolator-filler (see note 6).
The Company initially made $142,270 of term loan borrowings under the facility. The term loans bear interest at a fixed rate of 10% per annum payable-in-kind until the third anniversary of the closing date, following which interest is payable at a fixed rate of 3% per annum in cash with the remainder payable-in-kind. The Company may elect to pay any amounts of interest in cash instead of in-kind. The obligations under the Term Loan Credit Facility mature on May 22, 2029.
Term loan principal generally cannot be repaid prior to the maturity date except as follows: (i) the Company is permitted to make voluntary prepayments beginning May 22, 2028 at a rate of 110%; (ii) Alcon or the Company can require prepayment upon a change in control at a rate of 115%; (iii) Alcon can require prepayment upon uncured material default of its supply agreement with the Company at a rate of 120%; (iv) sales of certain collateral assets, with specific exception, require the Company to prepay the term loans in the amount of proceeds received.
The Term Loan Credit Facility contains customary affirmative covenants including, but not limited to, financial reporting requirements and maintenance of existence requirements and negative covenants, including, but not limited to, limitations on the incurrence of debt, liens, investments, restricted payments, restricted debt payments, and affiliate transactions. The Term Loan Credit Facility contains one financial covenant, a minimum liquidity covenant, requiring $4,000 of Consolidated Liquidity (as defined in the Term Loan Credit Facility) as of May 28, 2023 and as of the end of the first, second and third fiscal quarters of 2024 of the Company. During the fourth quarter of fiscal year 2024, the minimum liquidity covenant was increased to $4,500.
As of February 23, 2025, the Company’s effective annual interest rate under the Term Loan Credit Facility was 20.9%..
Borrowings are guaranteed and secured by substantially all of the Company’s consolidated assets. Pursuant to an intercreditor agreement between Alcon and BMO (as defined below), Alcon is generally entitled to a priority claim with respect to property, plant and equipment, intellectual property and all other collateral to which BMO does not have a priority claim, as described further below. The facility contains customary financial covenants and events of default under which the obligations thereunder could be accelerated and / or the interest rate increased in specified circumstances.
Revolving Credit Facility
On December 31, 2020, the Company entered into a revolving credit agreement with BMO Harris Bank, N.A. ("BMO," collectively the "Revolving Credit Facility"). The Revolving Credit Facility has been amended nine times for the purpose of (i) providing limited waivers from historical events of default; (ii) as a result of discontinued operations, reducing the maximum committed amount to its current level of $40,000; (iii) creating an additional $2,500 borrowing tranche beyond the maximum committed amount that must be repaid prior to any other borrowings (the "FILO Tranche"); and (iv) most recently on November 26, 2024. extending the maturity date to November 26, 2027, reducing the applicable interest rates and making certain other changes to the financial and reporting covenants.

The Company can make ordinary borrowings under the facility in an amount up to the lesser of (i) the maximum committed amount and (ii) a specified borrowing base calculated as of the end of each month. The monthly borrowing base is determined using specified percentages of qualifying accounts receivable and inventory that serve as collateral under the facility, net of reserves. As of February 23, 2025, the Company's borrowing base was $25,500, and the Company had no outstanding borrowings. These borrowings, when outstanding, bear interest based on an average daily SOFR rate plus a spread of 2.50% per annum for a total interest rate of 8.67% as of February 23, 2025. The facility also bears a commitment fee on unused availability of 0.375% per annum.
As of February 23, 2025, the Company has a $2,500 borrowing under the FILO Tranche. This borrowing bears interest at the same rate as ordinary borrowings as described above.
The following table presents average borrowings and interest rates for the periods presented:

	Three months ended		Nine months ended
	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Average borrowings	$4,500	$18,757	$12,023	$19,551
Weighted average interest rate	8.72%	10.97%	9.08%	10.32%
Borrowings are guaranteed and secured by substantially all of the Company’s consolidated assets. Pursuant to an intercreditor agreement between Alcon and BMO, BMO is generally entitled to a priority claim with respect to cash and cash equivalents, accounts receivable and inventory, subject to certain specific exclusions. The facility contains customary financial covenants and events of default under which the obligations thereunder could be accelerated and / or the interest rate increased in specified circumstances.
Leaseback liability with related party
On May 22, 2023, the Company entered into an equipment sale and leaseback transaction with Alcon. The sale and leaseback did not meet the requirements for sale-leaseback accounting, which resulted in the creation of a $7,730 leaseback liability representing the Company's total payment obligation under the lease. The lease expires on the earlier of May 22, 2033 or the date on which the Company exercises its option to repurchase the leased equipment, at which time the Company shall automatically repurchase the equipment for a nominal amount.
During the lease term, the Company is obligated to make quarterly principal payments to Alcon of $193 plus interest at a rate of 6% per annum on the unpaid principal balance.
The lease contains terms and provisions that are generally customary for a commercial lease of this nature, including obligations relating to the use, operation and maintenance of the equipment. During the term of the lease, Alcon is not permitted to sell or encumber the equipment. Alcon is only entitled to cancel the lease in the event of insolvency, liquidation or bankruptcy; its remedies for other breaches of the lease are limited to monetary damages.
11.    Equity
Common stock
The Company is authorized to issue up to 75,000,000 shares of common stock, $0.001 par value. The Company is generally not permitted to pay cash dividends to common stockholders due to restrictions arising from the Term Loan Credit Facility, the Revolving Credit Facility and the Redeemable Convertible Preferred Stock.

On October 3, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain entities. Pursuant to the Purchase Agreement, the Company agreed to sell an aggregate of 5,928,775 shares of its common stock (the “Shares”) for aggregate gross proceeds of approximately $24,300 (the “Offering”). The purchase price for each Share was $4.10. The Offering closed on October 3, 2024. The issuance costs of $467 were recorded as an offset to the Offering proceeds within additional paid-in capital. The issuance of these common shares triggered an anti-dilution provision of the Redeemable Convertible Preferred Stock, resulting in a $2,132 adjustment to loss attributable to common stockholders. This was determined by the additional 453,117 common shares the Preferred Stockholders could obtain upon conversion as of November 24, 2024, multiplied by the October 3, 2024 Lifecore closing stock price of $4.705 per share.
Redeemable Convertible Preferred Stock
On January 9, 2023, the Company issued 38,750 shares of Series A Redeemable Convertible Preferred Stock, par value $0.001 per share, that is in certain cases redeemable at the option of the holder as discussed further below (the “Redeemable Convertible Preferred Stock”). The Redeemable Convertible Preferred Stock is convertible into shares of Common Stock at the election of the holders of the Redeemable Convertible Preferred Stock. The Redeemable Convertible Preferred Stock ranks senior to the Common Stock with respect to dividends, distributions and payments on liquidation, winding-up and dissolution. The Company recorded Redeemable Convertible Preferred Stock proceeds of $38,750, net of issuance costs of $668. The deduction for issuance costs is being amortized through June 29, 2026 as a charge to additional paid-in capital.
Dividends
The holders of Redeemable Convertible Preferred Stock are entitled to dividends at a rate of 7.5% per annum, or $75 per share, payable in-kind and compounding quarterly. The holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis. At February 23, 2025, there were $561 of dividends in arrears that had not yet been paid-in-kind in the form of additional shares of Redeemable Convertible Preferred Stock, representing $12.50 per preferred share. As of February 23, 2025 and May 26, 2024, the aggregate liquidation preference of the Redeemable Convertible Preferred Stock was $45,455 and $42,991, respectively.
Conversion
Each holder has the right, any time at its option, to convert its Redeemable Convertible Preferred Stock, in whole or in part, into fully paid and non-assessable shares of Common Stock at an initial conversion price equal to $7.00 per share. The conversion price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events, and is also subject to adjustment in the event of subsequent offerings of Common Stock or convertible securities by the Company for less than the conversion price. The conversion is also capped at a maximum of 6,056,284 as a result of an exchange listing rule (the "Exchange Cap"). The issuance of 5,928,775 shares of Common Stock on October 3, 2024 triggered an adjustment to the conversion price to $6.53 per share. As of February 23, 2025, the Redeemable Convertible Preferred Stock would have been convertible into 6,875,074 shares of common stock if not for the Exchange Cap.
The Company may also elect to convert the Redeemable Convertible Preferred Stock, subject to certain conditions, once the Company's closing stock price equals or exceeds $10.50 per share.
Redemption
The Redeemable Convertible Preferred Stock is redeemable by the holders after June 29, 2026. Until such date, it is redeemable contingent upon the occurrence of certain events that may be outside of the control of the Company. As a result, the Company has presented the Redeemable Convertible Preferred Stock as temporary equity on the consolidated balance sheets.

Voting
Each holder is entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote of holders of shares of Common Stock, with certain limited exceptions. Each holder is entitled to the whole number of votes equal to the number of shares of Common Stock into which such holder’s shares of Redeemable Convertible Preferred Stock would be convertible on the record date for the vote. The holders of the Redeemable Convertible Preferred Stock are also entitled to elect two directors to serve on the Company's board of directors so long as at least 30% of the initial shares of Redeemable Convertible Preferred Stock remain outstanding.
Registration rights
The holders of the Redeemable Convertible Preferred Stock also entered into a registration rights agreement with the Company. This agreement required the Company to file an initial registration statement covering sufficient shares of Common Stock into which the Redeemable Convertible Preferred Stock may be converted, which the Company filed in 2023. The agreement contains monetary penalties if the Company fails to maintain the effectiveness of that registration statement. The agreement has no specified termination date and no specified maximum amount of penalties.
As of February 23, 2025, the Company had accumulated $4,912 of monetary penalties and interest under the registration rights agreement. The penalties accumulated because of delinquent filings of the Company’s annual and quarterly reports with the SEC, which caused the initial registration statement to cease to be effective. In October 2024, the Company completed the necessary SEC filings to regain the effectiveness of the registration statement. This caused monetary penalties to stop accruing. Meanwhile, interest continues to accrue on the penalty amount at a rate of 12% per annum until paid. Penalties are recorded in other expense, net, and interest is recorded in interest expense, net, on the consolidated statements of operations.
The Company paid $535 of these monetary penalties during fiscal year 2023. The accrual for penalties and interest was $4,377 as of February 23, 2025, which is included in accrued expenses and other accrued liabilities (see note 7).
12.    Revenue recognition
The Company disaggregates its revenue based on how it markets its products and services and reviews results of operations. The following table disaggregates revenues by major product lines and services:

	Three months ended		Nine months ended
	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
CDMO	$20,789	$22,306	$66,579	$67,522
HA manufacturing	14,365	13,398	25,844	22,853
Total	$35,154	$35,704	$92,423	$90,375
The following table disaggregates revenues by the timing of revenue recognition:

	Three months ended		Nine months ended
	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Revenues recognized over time	$5,505	$7,022	$17,503	$19,229
Revenues recognized at a point in time	29,649	28,682	74,920	71,146
Total	$35,154	$35,704	$92,423	$90,375

During the three months ended February 23, 2025, the Company had revenues concentrations of 10% or greater from two customers, accounting for 54% and 18%. During the three months ended February 25, 2024, the Company had revenues concentrations of 10% or greater from two customers, accounting for 52% and 14%.
During the nine months ended February 23, 2025, the Company had revenues concentrations of 10% or greater from three customers, accounting for 43%, 20% and 11%. During the nine months ended February 25, 2024, the Company had revenues concentrations of 10% or greater from three customers, accounting for 40%, 19%, and 10%.
Contract assets primarily relate to the Company’s unconditional right to consideration for work completed but not billed at the reporting date. Contract liabilities primarily relate to payments received from customers in advance of performance under a contract.
The following table presents changes in contract assets and liabilities:

	Contract assets, current	Contract liabilities, current	Contract liabilities, noncurrent
Balance at May 26, 2024	$4,069	$(2,113)	$(4,960)
Changes to the beginning balance arising from:
Amounts billed as accounts receivable as the result of rights to consideration becoming unconditional	(3,923)	—	—
Recognition of revenue as the result of performance obligations satisfied	—	2,113	—
Reclassification of scheduled satisfaction of performance obligations from noncurrent to current due to passage of time	—	—	918
Net change to contract balances recognized after the beginning of the period due to amounts billed, recognition of revenue, changes in estimate, reclassifications from noncurrent to current, and interest from significant financing component	6,004	(2,565)	(377)
Balance at February 23, 2025	$6,150	$(2,565)	$(4,419)
13.    Stock-based compensation
The Company provides stock-based compensation to its employees under two plans:
•The 2019 Stock Incentive Plan became effective on October 16, 2019. This plan provides for the grant of stock options, stock grants, stock units and stock appreciation rights to employees, consultants and directors. Under the plan, no recipient may receive awards during any fiscal year that exceed 500,000 stock options, 250,000 stock grants or stock units, or 500,000 stock appreciation rights, nor may any non-employee director be granted awards in excess of $120. As of February 23, 2025, the Company had 1,547,216 common shares reserved for new awards under the plan.
•The Equity Inducement Plan became effective on March 20, 2024. This plan provides for the grant of equity awards to individuals that were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company. As of February 23, 2025, the Company had 336,374 common shares reserved for new awards under the plan.

Most of the stock-based compensation expense arises from recent awards to our two principal executive officers under the Equity Inducement Plan. Those awards include (i) an RSU award, a small portion of which vested immediately with the remainder vesting on each of the first five anniversaries of the grant date; and (ii) PSU awards divided into ten equal tranches that will vest, if at all, based upon closing stock price milestones over a five-year performance period, and to the extent a PSU award tranche vests based on performance, 50% of the shares for each tranche will be issued immediately, and 50% of the shares will be issued on the one-year anniversary of the performance vesting date.
The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of stock option awards. The use of an option pricing model requires the Company to make estimates and assumptions, including the expected stock price volatility, expected life of option awards and risk-free interest rate which have a significant impact on the fair value estimates.
The following table displays information about stock-based awards:

	Nine months ended
	February 23, 2025	February 25, 2024
Weighted-average grant date fair value per share:
Stock options	$3.18	$3.91
RSUs and PSUs	4.39	8.25
Intrinsic value of stock options exercised	—	115
Fair value of RSUs and PSUs vested	$5.88	$7.74
Tax benefit of options exercised	—	35
Weighted-average assumptions to value stock option grants:
Expected life	4.4 years	4.4 years
Risk-free interest rate	4.0%	4.3%
Volatility	53%	58%
Dividend yield	—%	—%
A summary of the activity under the Company’s stock option plans as of February 23, 2025 and changes during the fiscal quarter then ended is presented below:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding at May 26, 2024	2,112,591	$10.88
Granted	545,775	6.83
Forfeited	(75,676)	7.38
Expired	(1,164,335)	11.06
Outstanding at February 23, 2025	1,418,355	9.35	3.9 years	$45
Exercisable at February 23, 2025	864,223	10.70	2.2 years	—
The intrinsic values presented in the table above were calculated as the excess, if any, of the market price or closing price of the Company’s common stock over the exercise price of the options multiplied by the number of options exercised, outstanding or exercisable, as applicable.

RSUs are valued using the closing price of the Company’s common stock on their grant date and expensed ratably over the requisite vesting period of one to three years. All vesting is subject to continued service. Currently, the PSUs outstanding vest upon achievement of certain stock price hurdles and continued employment thereafter of our CEO and CFO. The PSUs have a five-year term and any unvested awards at the end of the term will be forfeited. PSUs subject to market conditions are valued using a Monte Carlo simulation model and expensed on an accelerated attribution basis over the derived service period. If the stock price hurdles are not met, expense is not reversed as long as the requisite service period has been met. A summary of the Company’s RSU award activity and PSU award activity as of February 23, 2025 and changes during the fiscal quarter then ended is presented below.

	RSUs		PSUs
	Shares	Weighted-average grant date fair value per share	Shares	Weighted-average grant date fair value per share
Outstanding at May 26, 2024	1,622,004	$7.83	1,500,000	$4.66
Granted	823,287	5.33	750,000	3.36
Vested	(651,547)	8.22	(75,000)	4.24
Forfeited	(261,894)	7.28	—	—
Outstanding at February 23, 2025	1,531,850	6.41	2,175,000	4.23
Stock-based compensation expense
The following table summarizes stock-based compensation by income statement line item:

	Nine months ended
	February 23, 2025	February 25, 2024
Cost of product sales	$431	$549
Research and development expense	(123)	126
Selling, general and administrative expense	8,035	3,928
Stock-based compensation expense	$8,343	$4,603
As of February 23, 2025, there was $12,473 of total unrecognized compensation expense related to unvested equity compensation awards granted under the Lifecore incentive stock plans. This total expense is expected to be recognized over a weighted-average period of 2.1 years.
14.    Income taxes
The effective tax rate was approximately 1% or less for all periods presented. The effective tax rates were lower than the U.S. federal statutory tax rate in all periods due to the Company’s valuation allowance on its deferred tax assets.

15.    Fair value of financial instruments
The following table presents the carrying value and fair value of financial liabilities:

	February 23, 2025		May 26, 2024
	Carrying value	Fair value	Carrying value	Fair value
Term loan credit facility with related party	$109,865	$128,600	$94,442	$124,700
Debt derivative liability	23,900	23,900	25,400	25,400
Leaseback liability with related party	6,571	*	7,150	*
Contract liability, related party	4,971	*	4,703	*
Customer deposit	4,140	*	4,576	*
* Fair value approximates carrying value
All fair value measurements presented in the table above were level 3 measurements.
Cash and cash equivalents
Cash and cash equivalents represent cash in banks and highly liquid short-term investments that have maturities of three months or less when acquired. These highly liquid short-term investments are both readily convertible to known amounts of cash and so near to their maturity that they present insignificant risk of changes in value due to changes in interest rates. All of our cash is deposited in the United States with a single financial institution, almost all of which exceeds amounts covered by Federal Deposit Insurance Corporation.
Term Loan Credit Facility and debt derivative liability
The Term Loan Credit Facility (as defined in note 10) contains various features that meet the definition of an embedded derivative and require bifurcation. These features, which were necessary for the Company to accept in order for Alcon to agree to provide the term loan financing, comprise three options for early prepayment of the term loans at stated premiums above par in the event of certain future scenarios occurring, as described more fully in note 10. These embedded derivatives were initially recorded at fair value as a noncurrent liability (“debt derivative liability”) offset by a discount to the carrying value of the Term Loan Credit Facility that is being amortized to interest expense over the term of that facility. The debt derivative liability is being subsequently remeasured at fair value every reporting period with changes in fair value recognized as a component of other expense, net.
The fair value of the debt derivative liability is estimated using a discounted cash flow model that includes annually weighted probabilities that certain call and put premiums contained in the Term Loan Credit Facility are exercised upon qualifying events of default or changes in control.
The key inputs to the valuation model are (i) the probability and timing of a change in control event occurring over the remaining term of the debt; and (ii) the discount rate for the valuation of that scenario, which can be influenced by changes in the risk-free rate and the credit spread, which in turn can be influenced by the Company's credit rating as well as changes in the credit market. Factors that can affect the estimate of fair value at each reporting date, and therefore the amount of gain or loss recorded for a particular period, include imprecision in estimating unobservable market inputs and the selection of particular methodologies and assumptions used to determine the fair value. During the second quarter of 2025, we adjusted certain key assumptions by increasing the probability of a 2028 change in control and lowering the discount rate due to an improvement in the Company's credit rating.

Revolving Credit Facility
Outstanding borrowings under the Company's Revolving Credit Facility are carried at cost, which approximates their fair value as of February 23, 2025 and May 26, 2024, due to their short duration and variable rates of interest.
Contract liability with related party and customer deposit
Alcon, a related party, and another significant customer of the Company each agreed to provide upfront deposits due back after a certain number of years in order to finance the initial working capital requirements of their amended commercial supply agreements. Management determined that the Alcon deposit represents a noncurrent contract liability that includes a significant financing component while the other deposit represents an ordinary noncurrent liability. The deposits were initially recorded at fair value, and the resulting discounts are being amortized to interest expense through the contractual repayment date.
Conversion ratio improvement provided to preferred stockholders
During the three months ended November 24, 2024, we performed a non-recurring fair value measurement to record the value of a conversion ratio improvement provided to preferred stockholders as a result of the October 3, 2024 Securities Purchase Agreement referenced in note 11. The fair value of the conversion feature was recorded as $2,132 adjustment to loss attributable to common stockholders. The fair value was calculated using an as-converted method based on the contractual conversion ratio of the preferred shares and the closing price of our common stock, a level 1 measurement.
The following table summarizes the fair value of the Company’s balance sheet components that are measured at fair value on a recurring and non-recurring basis:

	Type of measurement	Measurement date	Type of measurement
			Level 1	Level 2	Level 3
Liabilities
Debt derivative liability	Recurring	February 23, 2025	—	—	23,900
Debt derivative liability	Recurring	May 26, 2024	—	—	25,400
Key inputs used to develop the discount rate for the fair value measurements at the balance sheet dates were as follows:

	February 23, 2025	May 26, 2024
Probability of change in control event	80%	80%
Weighted average discount rate	18.0%	21.4%
The weighted average discount rate was calculated based on the individual discount rate used for each future payment and weighted by both the present value of the future payments and the probability of each scenario.

The following table reflects the roll forward reconciliation of Level 3 recurring fair value measurements:

	Three months ended		Nine months ended
	February 23, 2025	February 25, 2024	February 23, 2025	February 25, 2024
Balance at beginning of period	$23,300	$44,000	25,400	$64,900
Change in fair value	600	(21,000)	(1,500)	(41,900)
Balance at end of period	$23,900	$23,000	$23,900	$23,000
(1) For the three and nine months ended February 23, 2025 and February 25, 2024, the decreases in fair value are recorded in the “Change in fair value of debt derivative liability, related party” line within the condensed consolidated statement of operations.
16.    Leases
Operating lease right-of-use assets and liabilities are classified as standalone captions on the consolidated balance sheets, finance lease assets are classified as property, plant and equipment, and finance lease liabilities are classified as debt.
The components of lease cost were as follows:

	Nine months ended
	February 23, 2025	February 25, 2024
Finance lease cost:
Amortization of leased assets	$120	$101
Interest on lease liabilities	324	280
Operating lease cost	253	260
Variable lease cost	—	306
Sublease income	—	(148)
Total lease cost	$697	$799
Weighted-average remaining lease term:
Operating leases	7.9 years	8.5 years
Finance leases	9.5 years	3.7 years
Weighted-average discount rate:
Operating leases	3.02%	3.04%
Finance leases	8.91%	11.10%
As most of the leases do not provide an implicit rate, the Company determines its incremental borrowing rate based on information available at the lease commencement date. The relatively lower discount rates for operating leases reflect favorable market rates of interest and company credit ratings in 2020 when the largest operating lease for its Chanhassen, Minnesota lease commenced (as described further below). Likewise, the relatively higher discount rates for finance leases reflect the less favorable market rates of interest and company credit ratings in 2024 when the largest finance lease for its Chaska, Minnesota lease commenced (as described further below).

The Company’s leases have original lease periods ending through 2033. The Company’s maturity analysis of operating and finance lease liabilities as of February 23, 2025 are as follows:

	Operating leases	Finance leases
Remainder of fiscal year 2025	$3,685	$170
Fiscal year:
2026	433	682
2027	416	698
2028	302	715
2029	146	732
2030	150	722
Thereafter	436	6,396
Total lease payments	5,568	10,115
Less: interest	(166)	(4,112)
Present value of lease liabilities	$5,402	$6,003

Current portion	$3,966	$157
Noncurrent portion	1,436	5,846
Present value of lease liabilities	$5,402	$6,003
Most of the amount shown above as due during the remainder of 2025 relates to overdue payments for a leased facility in California. The Company anticipates settling these obligations in the fourth quarter of fiscal 2025. See section entitled "Landlord complaints" in note 9 and note 18 for additional details.
Supplemental cash flow information related to leases are as follows:

	Nine months ended
	February 23, 2025	February 25, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$334	$644
Operating cash flows from finance leases	311	288
Financing cash flows from finance leases	(2,267)	86
Lease liabilities arising from obtaining right-of-use assets:
Finance leases	2,737	—

Finance leases
In September 2015, Lifecore executed a lease for a building in Chaska, Minnesota near its headquarters facility. Lifecore and the lessor made capital improvements prior to occupancy and thus the lease did not become effective until January 2016. Lifecore is currently using the building for warehousing and final packaging. The initial term of the lease was seven years with two five-year renewal options. In December 2022, Lifecore exercised one of the options to renew the lease for an additional five years, which extended the lease to December 31, 2027. That lease amendment contained a buyout option at any time during the renewal period with the purchase price equal to the mortgage balance on the lessor’s loan secured by the building. The finance lease obligation at May 26, 2024 assumed the buyout option would be exercised during fiscal year 2028, which was estimated to be $2,568. On August 9, 2024, Lifecore amended this lease to provide for a $2,400 cash payment to the Company in exchange for a revised rent payment schedule and an updated purchase option. This cash payment was received in October 2024, which made the amendment fully effective, and increased the future lease payments by $2,637. The amendment extended the lease term to September 30, 2034, and the future payment obligations were discounted at the Company’s incremental borrowing rate of 9%. The finance lease obligation at February 23, 2025 assumed the amended buyout option would be exercised on September 30, 2034, which is estimated to be $3,100.
The only other finance lease that Lifecore has relates to a truck that was executed during fiscal year 2024. The truck lease runs for six years and had an initial capitalized amount of $196.
Operating leases
Lifecore leases facilities and equipment under operating lease agreements with various terms and conditions, which expire at various dates through fiscal year 2033. Certain of these leases have renewal options. The only active operating real estate lease relates to a building in Chanhassen, Minnesota containing a warehouse and office space. The lease commenced on January 1, 2021 with an initial term of seven years and two months, plus an option to extend it for an additional five years. The extension period was included in the lease obligation at inception since it was reasonably certain to be exercised. Prior to occupancy, $1,922 in improvements were made to the building, which was funded by the lessor. Lifecore is reimbursing the lessor for costs over 84 months. The future lease payments under this lease, which extend through 2033, total $1,956 as of February 23, 2025.
An operating lease for the Curation Foods former headquarters located in Santa Maria, California was terminated in December 2023. The property was vacated and surrendered to the lessor on February 29, 2024.
The only other Lifecore operating leases relate to printer/copiers, with terms ranging from 36 to 60 months. The future lease payments under these leases, which extend through March 2027, totaled $39 as of February 23, 2025.
17.    Related party transactions
Alcon has been and continues to be one of the Company's largest customers, comprising 43% of its revenues for the nine months ended February 23, 2025. On May 22, 2023, Alcon entered into the Term Loan Credit Facility with the Company as described in note 10. This new relationship as the Company's largest creditor, combined with its existing position as one of the Company's largest customers, caused management to conclude that Alcon has the ability to exert significant influence over the Company. Accordingly, management designated Alcon as a related party beginning in May 2023.
The following list summarizes Alcon's transactions with the Company:
•Customary current financial positions for a customer of Alcon's size, including accounts receivable, contract liabilities and revenue, each as presented in the consolidated balance sheets and statements of operations. Alcon has provided the Company guaranteed contractual minimum purchasing commitments, and the Company is required to maintain certain manufacturing capacity levels, each through 2031;

•Cash advances Alcon provided to the Company to purchase and install Alcon-owned equipment on the Company's premises totaling $465 and $1,207 at February 23, 2025 and May 26, 2024, respectively;
•A significant noncurrent contract liability of $4,053 and current contract liability of $918, representing a prepayment Alcon made to the Company in the fourth quarter of fiscal 2024 of $5,500 that was initially recorded at present value due to the existence of a significant financing component. This contract liability will be settled beginning January 2026 by issuing twelve monthly credit memos to Alcon totaling $5,500. The contract liability is being accreted to its settlement value via charges to interest expense, related party. See note 15 for additional information;
•Proceeds of $142,270 used to payoff prior borrowings from term loans issued in May 2023. The term loan principal plus accrued interest has grown to $169,287 through February 23, 2025 as a result of 10% interest paid-in-kind. See note 10 for additional information; and
•Alcon purchased equipment in May 2023 for $7,730 that it is leasing back to the Company in exchange for quarterly payments over a ten-year period. Payments to Alcon under the lease were $295 and $306 for the three-month periods ended February 23, 2025 and February 25, 2024, respectively, and $893 and $667 for the respective nine-month periods then ended. See note 10 for additional information.
18.    Subsequent events
On March 24, 2025, the Company agreed to resolve a historical lease obligation of the Curation Foods business that is expected to result in a gain of $2,455 during the fourth quarter of fiscal year 2025.

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
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933, as amended, and the Exchange Act. Words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” “likely” and similar expressions are used to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Potential risks and uncertainties include, without limitation, the timing and expenses associated with operations, government regulations affecting our business, the timing of regulatory approvals, the Company’s ability to successfully enact its business strategies, including with respect to installation, capacity generation and its ability to attract demand for its services, its ability expand its relationship with its existing customers or attract new customers, the impact of inflation on the Company’s business and financial condition, indications of a change in the market cycles in the CDMO market; changes in business conditions and general economic conditions both domestically and globally, including rising interest rates, fluctuation in foreign currency exchange rates, access to capital, and tariffs and global trade tensions, and those other risks mentioned in this report and the 2024 Annual Report.
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

The Company
The Company is a fully integrated contract development and manufacturing organization (“CDMO”) that offers highly differentiated capabilities in the development, fill and finish of complex sterile injectable pharmaceutical products in syringes, vials, and cartridges under contract for product sponsors, along with producing premium, injectable grade sodium hyaluronate (“HA”) for use as an active pharmaceutical ingredient (“API”). Lifecore uses its experience in handling of viscous, complex products to be a technical leader in contract development services to create a manufacturable, scalable and compliant production process for many types of medicinal products. These services include activities such as formulation technology development, material component definition, analytical method development, filling optimization, packaging design, stability studies, process validation, clinical production and ultimately production of commercially approved products. The Company has more than 40 years of expertise as a partner for global and emerging biopharmaceutical and biotechnology companies across multiple therapeutic categories to bring their innovations to market.
In May 2025, the United States Food and Drug Administration (“FDA”) completed a general drug product good manufacturing practices, or “GMP,” inspection of Lifecore Biomedical. Lifecore has provided an initial response to the FDA’s Form 483 observations within the expected fifteen calendar day timeframe and anticipates receiving the FDA’s response and resolving the inspection findings during the fourth quarter of fiscal 2025.
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
Related party transactions
For a discussion of significant related party transactions, refer to note 17 to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Results of operations — Three months ended February 23, 2025
Revenues and gross profit
Lifecore generates revenues from two integrated activities: CDMO and HA manufacturing. Lifecore generates revenues from the development and manufacture of HA products and provides contract development and aseptic manufacturing services to customers.
Numerous factors can influence gross profit, including HA manufacturing product mix, customer mix, manufacturing costs, timing of production, production yields, volume, sales discounts, and charges for excess or obsolete inventory, among others. Many of these factors influence or are interrelated with other factors. The Company includes in cost of goods sold all of the following costs: raw materials (including packaging, syringes, fermentation supplies and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs), and shipping and shipping-related costs.

	Three months ended		Change
	February 23, 2025	February 25, 2024	Amount	%
Revenues:
CDMO	$20,789	$22,306	$(1,517)	(7)%
HA manufacturing	14,365	13,398	967	7%
Total revenues	35,154	35,704	(550)	(2)%
Cost of goods sold	25,309	23,810	1,499	6%
Gross profit	9,845	11,894	(2,049)	(17)%
Gross profit percentage	28.0%	33.3%	(5.3)%
The decrease in revenues was primarily due to a $1.5 million decrease in CDMO revenues, which included $1.7 million of lower sales volume from a customer termination and $1.5 million lower development revenue due to completion of discrete project life-cycles and timing of customer projects, partially offset by $1.1 million of value focused customer pricing initiatives and a $0.9 million contractual take-or-pay arrangement. In addition, HA manufacturing revenues increased $1.0 million primarily from increased demand from a customer due to their supply chain initiatives.
The $2.0 million unfavorable gross profit is due to a $3.0 million decrease in CDMO gross profit which reflected a $2.5 million fluctuation on the adjustment of inventories to their net realizable value, primarily due to the absence of a favorable adjustment in the prior year due to an improvement in sales prices, and a $0.9 million decrease due to a customer termination resulting in write-off of inventory and equipment that was partially offset by $0.5 million due to an overall favorable sales mix that included a contractual take-or-pay arrangement, lower development revenue and pricing improvements. There was also a $1.0 million increase in HA manufacturing gross profit due to increased volumes and manufacturing variances.
Operating expenses

	Three months ended		Change
	February 23, 2025	February 25, 2024	Amount	%
Research and development	$2,045	$2,170	$(125)	(6)%
Selling, general and administrative	10,093	9,848	245	2%
Loss on sale or disposal of assets	6,851	—	6,851	n/m
Restructuring costs	(115)	771	(886)	(115)%
Total operating expenses	$18,874	$12,789	$6,085	48%
Research and development (“R&D”)
R&D expenses consist primarily of product development and commercialization initiatives. The decrease in R&D expenses is primarily due to fewer headcount for the three months ended February 23, 2025 compared to the prior period.
Selling, general, and administrative (“SG&A”)
SG&A expenses consist of salaries and related costs for administrative, public company and business development functions as well as legal fees, and consulting fees. Public company costs include compliance, audit, tax, insurance and investor relations.

The increase in SG&A expenses was primarily due to $1.1 million increase in stock-based compensation, the majority of which was related to new hire performance stock unit grants to our principal executive officers and partially offset by $0.7 million of lower consulting expenses from finance and accounting consultants. Also included in SG&A for the current period is $2.2 million primarily related to litigation expenses related to an activist investor matter and the securities class action lawsuit. The prior period included $2.3 million primarily related to incremental audit and consulting fees related to the financial restatement and expenses related to the divestiture of Curation Foods.
Loss on sale or disposal of assets
The $6.9 million loss on sale or disposal of assets was primarily due to a $6.4 million loss on the sale of the not yet installed, high-speed, multi-purpose isolator-filler that was primarily related to the write-off of historically capitalized interest costs, as well as $0.5 million related to capital projects that were abandoned.
Restructuring costs
The $0.1 million net recovery in the current period includes $0.6 million following the favorable reversal of a historical lease obligation related to the Curation Foods business, for which we had recorded $0.7 million of expense in the prior period. We anticipate recording an additional reversal of $2.5 million related to that lease obligation in the fourth quarter of fiscal 2025. The $0.6 million favorable reversal was partially offset by $0.5 million of severance related to the transformation of the finance and accounting department.
Non-operating income or expense

	Three months ended		Change
	February 23, 2025	February 25, 2024	Amount	%
Interest expense, net	$(5,481)	$(4,289)	$(1,192)	28%
Change in fair value of debt derivative liability, related party	(600)	21,000	(21,600)	(103)%
Other expense, net	333	(814)	1,147	(141)%
Income tax (expense) benefit	8	(217)	225	(104)%
Interest expense, net
The increase in interest expense, net was primarily a result of an increase of $0.9 million related to the growth in principal, net of unamortized discount, under the Alcon term loans due to interest paid-in-kind and amortization of the initial debt derivative value. There was an additional net increase of $0.3 million primarily from a reduction in capitalized interest related to the idling, then sale, of the isolator-filler.
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
The change in the fair value of debt derivative liability, related party, in 2025 was primarily caused by the absence of significant changes recognized in 2024. Those changes were primarily due to adjustments to the probability factors related to the timing of a change in control event. Management moved back the estimated timing of that event following the conclusion of a strategic review process at the end of fiscal year 2024.

Other expense, net
Other expense, net decreased $1.1 million primarily due to the end of the accumulation of monetary penalties to the preferred stockholders following the filing of registration statements in October 2024.
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
Results of operations — Nine months ended February 23, 2025
Revenues and gross profit
Lifecore generates revenues from two integrated activities: CDMO and HA manufacturing. Lifecore generates revenues from the development and manufacture of HA products and provides contract development and aseptic manufacturing services to customers.
Numerous factors can influence gross profit, including HA manufacturing product mix, customer mix, manufacturing costs, timing of production, production yields, volume, sales discounts, and charges for excess or obsolete inventory, among others. Many of these factors influence or are interrelated with other factors. The Company includes in cost of goods sold all of the following costs: raw materials (including packaging, syringes, fermentation supplies and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs), and shipping and shipping-related costs.

	Nine months ended		Change
	February 23, 2025	February 25, 2024	Amount	%
Revenues:
CDMO	$66,579	$67,522	$(943)	(1)%
HA manufacturing	25,844	22,853	2,991	13%
Total revenues	92,423	90,375	2,048	2%
Cost of goods sold	66,107	65,797	310	—%
Gross profit	26,316	24,578	1,738	7%
Gross profit percentage	28.5%	27.2%	1.3%
The increase in revenues was due to a $3.0 million increase in HA manufacturing demand primarily due to our largest customer's supply chain initiatives. The decline in CDMO revenues is primarily due to $2.7 million of reduced volumes primarily driven by a customer working down inventory levels built in the prior year period, $1.7 million of lower sales volume from a customer termination, and $1.7 million lower development revenue due to completion of discrete project life-cycles and timing of customer projects, partially offset by $5.0 million of value focused customer pricing initiatives and a $0.9 million contractual take-or-pay arrangement.

The $1.7 million improvement in gross profit is due to a $1.7 million increase in HA manufacturing gross profit due to increased volumes and manufacturing variances. There were a combination of factors within CDMO gross profit that offset, including a $2.7 million fluctuation on the adjustment of inventories to their net realizable value, primarily due to the absence of a favorable adjustment in the prior year due to an improvement in sales prices, and a $0.9 million decrease due to a customer termination resulting in write-off of inventory and equipment which were negated by $3.6 million due to a favorable overall sales mix that included a contractual take-or-pay arrangement, lower development revenues and pricing improvements.

Operating expenses

	Nine months ended		Change
	February 23, 2025	February 25, 2024	Amount	%
Research and development	$6,155	$6,414	$(259)	(4)%
Selling, general and administrative	35,066	28,237	6,829	24%
Loss on sale or disposal of assets	6,895	2	6,893	n/m
Restructuring costs	772	918	(146)	(16)%
Total operating expenses	$48,888	$35,571	$13,317	37%
Research and development (“R&D”)
R&D expenses consist primarily of product development and commercialization initiatives. The decrease in R&D expenses are primarily due to fewer headcount for the nine months ended February 23, 2025 compared to the prior period.
Selling, general, and administrative (“SG&A”)
SG&A expenses consist of salaries and related costs for administrative, public company and business development functions as well as legal fees, and consulting fees. Public company costs include compliance, audit, tax, insurance and investor relations.
The increase in SG&A expenses was primarily due to a $3.8 million increase in stock-based compensation, the majority of which was related to new hire performance stock unit grants to our principal executive officers and a $0.5 million increase primarily related to consulting, legal and accounting fees. Also included in SG&A for the current period is $9.5 million primarily related to various legacy legal matters related to the SEC subpoena, an activist investor and a securities class action claim, as well as costs associated with the financial restatement. The prior period included $7.2 million primarily related to incremental audit and consulting fees related to the financial restatement and expenses related to strategic alternatives and the divestiture of Curation Foods.
Loss on sale or disposal of assets
The $6.9 million loss on sale or disposal of assets was primarily due to a $6.4 million loss on the sale of the not yet installed, high-speed, multi-purpose isolator-filler that was primarily related to the write-off of historically capitalized interest costs, as well as $0.5 million related to capital projects that were abandoned.
Restructuring costs
The $0.8 million of expense for the current period includes $1.3 million of severance expense related to a first half reduction in force as well as the severance related to the transformation of the finance and accounting department in the third quarter. These expenses were offset by a recovery of $0.6 million following the favorable reversal of a historical lease obligation related to the Curation Foods business for which we recorded $0.7 million of expense in the prior period. We anticipate recording an additional reversal of $2.5 million related to that net lease obligation reversal in the fourth quarter of fiscal 2025.

Non-operating income or expense

	Nine months ended		Change
	February 23, 2025	February 25, 2024	Amount	%
Interest expense, net	$(16,314)	$(12,300)	$(4,014)	33%
Change in fair value of debt derivative liability, related party	1,500	41,900	(40,400)	(96)%
Other expense, net	(174)	(1,950)	1,776	(91)%
Income tax expense	(10)	(240)	230	(96)%
Interest expense, net
The increase in interest expense, net was primarily a result of an increase of $2.8 million related to the growth in principal, net of unamortized discount, of the Alcon term loans due to interest paid-in-kind and amortization of the initial debt derivative value. There was an additional net increase of $1.2 million primarily from a reduction in capitalized interest related to the idling, then sale, of the isolator-filler.
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
Other expense, net
Other expense, net decreased $1.8 million primarily due to the end of the accumulation of monetary penalties to the preferred stockholders following the filing of registration statements in October 2024.
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
Liquidity and capital resources
As of February 23, 2025, the Company had cash of $5.4 million and had approximately $25.5 million available for borrowing under the Revolving Credit Facility. Under the Revolving Credit Facility, the Company is subject to a springing fixed charge ratio covenant of 1:1 generally in the event that the Company's available liquidity under the Revolving Credit Facility falls below $2.5 million.
As of February 23, 2025, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility.

Cash outflows of $3.0 million in the nine-month period of 2025 improved by $13.0 million compared to cash outflows of $16.0 million in the nine-month period of 2024 for the following reasons:
•Financing proceeds of $23.9 million from the issuance of common stock and $2.4 million from a lease amendment in the 2025 period, which we used to repay $17.2 million of borrowings under our revolving credit facility, exceeded the $5.0 million of financing proceeds from a customer deposit and borrowings under the revolving credit facility of $3.1 million received in the 2024 period;
•We received investing proceeds of $7.0 million from the sale of a non-operational isolator-filler, and we reduced capital spending by $4.4 million;
•Net working capital investments required $4.5 million less cash in 2025 compared to 2024, partially offset by a $1.6 million increase in earnings as adjusted for non-cash items.
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
Indebtedness
Refer to note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the terms of outstanding indebtedness, including the Term Loan Credit Facility and Revolving Credit Facility, which is incorporated herein by reference.
As of February 23, 2025 the Company had $169,287 in borrowings outstanding under the Term Loan Credit Facility at an effective annual interest rate of 20.9%, which includes the amortization of the debt discount. The stated annual interest rate is 10%.
As of February 23, 2025, the Company had $2,500 in borrowings outstanding under the Revolving Credit Facility, at an effective annual interest rate of 8.67%.

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
Item 4.    Controls and procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of February 23, 2025, due to the material weaknesses in internal control over financial reporting that were disclosed in the 2024 Annual Report. The Company has begun executing a plan for the remediation of the material weaknesses in internal control over financial reporting.
Management’s plan for remediation of the material weaknesses
Management, with the oversight of the Audit Committee, is committed to remediating the control deficiencies. The remediation efforts are intended to both address the identified material weaknesses and to enhance our overall control environment.
Steps taken by management to date include the following:
•We have expanded the internal audit function by engaging a third-party consultant to assist with remediation efforts, including enhancing our risk assessment, evaluating gaps in current processes and controls, and developing a remediation plan;
•We have added qualified personnel to our accounting and finance team with the appropriate qualified experience in financial reporting, consolidations, technical accounting, and application of U.S. GAAP; and
•We have selected a new enterprise planning resource ("ERP") solution and are designing new business processes and systems of control to support the remediation.
The Company plans the following additional steps to remediate the material weaknesses described above and strengthen its internal control over financial reporting include the following:
•Complete implementation and testing of the Company's control environment and risk assessment procedures during the fourth quarter of fiscal 2025;
•Complete the design and implementation of the ERP in the second half of fiscal year 2026; and

•Test and subsequently monitor the design and operating effectiveness of internal controls over financial reporting immediately following the implementation of the ERP.
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
Changes in internal control over financial reporting
Except for the remediation planning efforts described above, there have been no changes in our system of internal control over financial reporting during the three months ended February 23, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    Legal proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. For further discussion, see the disclosures contained in note 9 to the condensed consolidated financial statements in this Form 10-Q.
Item 1A. Risk factors
You should carefully consider the risks described in Part I, Item 1A, “Risk Factors” of the 2024 Annual Report, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein. Some statements in this report, including statements in the risk factors, constitute forward-looking statements. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business. There have been no material changes to our risk factors as previously disclosed under Part I, Item 1A “Risk Factors” in the 2024 Annual Report, except as indicated below:
Risk related to recent U.S. tariff announcements
Changes in United States trade policy, including recently announced tariffs, could have a material adverse impact on our business, financial condition, and results of operations. The imposition of new tariffs or increases in existing tariffs on goods imported from countries where we or our suppliers operate could result in increased costs for raw materials, components, or finished goods. These cost increases may reduce our margins, require us to raise prices, or make our products less competitive in the marketplace. Additionally, retaliatory tariffs imposed by other countries on U.S. exports could adversely impact demand for our products in international markets. If we are unable to mitigate these risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects could be negatively affected.

Item 2.    Unregistered sales of equity securities and use of proceeds
None.
Item 3.    Defaults upon senior securities
None.
Item 4.    Mine safety disclosures
Not applicable.

Item 5.    Other information
Rule 10b5-1 trading plans
During the nine months ended February 23, 2025, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
Date:    April 3, 2025