Form 10-K
period 2025-05-25
LIFECORE BIOMEDICAL, INC. \DE\
filed 2025-08-07
CIK 1005286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 25, 2025, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.
Commission file number: 000-27446
LIFECORE BIOMEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3025618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3515 Lyman Boulevard
Chaska,	Minnesota	55318
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code
(952) 368-4300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LFCR	The NASDAQ Global Select Stock Market
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $201,592,285 as of November 22, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on the NASDAQ Global Select Market reported for such date.
As of July 31, 2025, there were 37,407,919 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended May 25, 2025.

LIFECORE BIOMEDICAL, INC.
ANNUAL REPORT ON FORM 10-K

i

Cautionary note about forward-looking statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. Words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and similar expressions are used to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Potential risks and uncertainties include, without limitation, the risks summarized and described in Item 1A. “Risk Factors” of this report.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors summarized and described in Item 1A. “Risk Factors” of this report.
All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this report and hereafter in our other Securities and Exchange Commission (“SEC”) filings and public communications.
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
ii

PART I
Item 1.    Business
The Company
Lifecore Biomedical, Inc. and its subsidiaries (“Lifecore”, the “Company”, “we” or “us”), located in Chaska, Minnesota, is a fully integrated contract development and manufacturing organization (“CDMO”) that offers highly differentiated clinical and commercial capabilities in the development, cGMP manufacturing and aseptic filling of complex formulations and highly viscous sterile injectable pharmaceutical drug or medical device products in syringes, vials and cartridges, across a wide variety of modalities. Lifecore has become a leading U.S. manufacturer of pharmaceutical-grade, non-animal-sourced hyaluronic acid (“HA”) using our proprietary, fermentation-based HA process that we developed in 1981. We manufacture HA in bulk form as well as for use in formulated and filled syringes and vials for our customers’ injectable products used in treating a broad spectrum of medical conditions and procedures, including ophthalmic and orthopedic applications. We have leveraged this expertise in HA fermentation, manufacturing and aseptic formulation and filling to also develop highly viscous non-HA-based sterile injectable products with our customers for multiple applications.
Lifecore’s product development service capabilities include analytical method development and validation, formulation development, sterile filtration, process scale-up, pilot studies, stability studies, process validation and production of materials for clinical studies. We also operate semi-automated Restricted Access Barrier Systems (“RABS”) and fully automated aseptic filling lines with isolators. These systems support efficient and safe aseptic processing of both synthetic and biologic drug products. Manufacturing takes place across our three cGMP facilities, where we produce FDA-approved (as defined below) commercial drug and device products. We have earned multiple certifications from regulatory agencies in Europe, Japan, Brazil and the International Organization for Standardization (“ISO”).
Lifecore’s predecessor business commenced in the mid-1960’s with a primary focus on microbial diagnostic devices, but Lifecore developed its HA capabilities in the early 1980’s. From 2010, when it was acquired by Landec Corporation, until 2023, our CDMO business was operated through the Lifecore subsidiary of lower-margin food businesses. In 2022, we changed our corporate name from Landec Corporation to Lifecore Biomedical, Inc. to reflect the growing focus on the CDMO business. In May 2023, Lifecore completed the divestiture of these food businesses, and beginning with fiscal year 2024, we operate as a stand-alone integrated CDMO.
During fiscal year 2025, Lifecore continued to execute on the previously announced strategic initiatives to support higher performance as a CDMO. We have made significant improvements to our revenue generating capacity, financial position, management team, governance, financial reporting and stock exchange compliance, and business development efforts, including:
•In September 2024, we doubled our revenue-generating capacity (to support up to approximately $300 million in annual revenue-generating capacity) through the installation of a new fully automated high-speed, multi-purpose 5-head aseptic isolator filler;
•We strengthened our financial position through, among other actions, (i) raising $24.3 million in a private placement of Lifecore common stock in October 2024, (ii) a three-year term extension of our existing asset-based lending revolving credit facility with BMO Harris Bank N.A. (“BMO”) in November 2024, (iii) the sale of certain excess capital equipment for $17 million in January 2025, and (iv) the implementation of operational cost reductions, including overhead costs and professional fees associated with legal, accounting and consulting spend;
•We made key executive officer appointments, including a new CEO in May 2024 and a new CFO in September 2024, as well as other senior leadership appointments thereafter, to join the existing, talented Lifecore team;

•In June 2024, we reached a cooperation agreement with 22NW, LP pursuant to which we agreed to the appointment of certain Board members who we believe will reinforce alignment between the full Board and our stockholders;
•In August 2024, we completed required filings of our periodic reports with the SEC, held our 2023 annual meeting of stockholders and regained compliance with the listing requirements of the Nasdaq Stock Exchange (“Nasdaq”), resulting in Nasdaq ceasing potential action to delist the Company’s common stock; and
•We enhanced our business development strategy, increased our investment in sales and marketing to support brand visibility, and expanded our business development team with new sales talent who will focus on key drug development geographies in the United States and internationally.
In addition, we also implemented various process improvements to ensure improved productivity and discipline in key areas of our business. Based on all of these improvements, together with our competitive advantages and our strategic plan described below, we believe that we are well-positioned for future growth.
The Company was incorporated under the laws of the State of Delaware under its prior corporate name in 2007. The Company’s principal executive offices are located at 3515 Lyman Boulevard, Chaska, Minnesota 55318, and the telephone number is (952) 368-4300.
Competitive advantages
Lifecore believes that we have developed and are maintaining certain advantages that we expect to enable us to succeed in a competitive CDMO marketplace, including:
Strong relationships with market leaders
Through our history of successfully developing and manufacturing highly viscous HA and HA-based products, Lifecore has established long-term relationships with global and emerging biopharmaceutical and biotechnology companies who have marketing, sales and distribution capabilities to end-user markets across multiple therapeutic categories. Lifecore has multiple customer relationships ranging from 20 years to nearly 40 years. We intend to continue leveraging these relationships to attract new, long-term relationships and expand into additional pharmaceutical modalities and medical device applications.
Ability to expand medical applications for HA
Due to the growing knowledge of the unique characteristics of HA and Lifecore’s capabilities in cross-linking, we are continuing to identify and pursue opportunities for the use of HA in other medical applications beyond ophthalmic and orthopedics, such as wound care, aesthetic surgery, drug delivery, and next generation orthopedics and device coatings, and through sales to academic and corporate research customers. Further applications may involve expanding process development activity.
Manufacturing capabilities and expertise with respect to highly complex and viscous injectables
Lifecore has made strategic capital investments in its CDMO business focusing on extending its aseptic filling capacity and capabilities with respect to highly complex and viscous programs to meet increasing customer demand and to attract new opportunities outside of HA markets. Most recently, in September 2024, Lifecore installed a new fully automated high-speed, multi-purpose 5-head aseptic isolator filler, which has significantly expanded our available capacity and the range of project opportunities we can support.

Vertically integrated CDMO capabilities
Lifecore’s vertically integrated development and manufacturing capabilities allow us to establish a variety of contractual relationships with customers globally. Lifecore’s role in these relationships extends from supplying HA raw materials to providing technology transfer and development services to manufacturing aseptically filled, finished sterile injectable products, and assuming full supply chain responsibilities.
Regulatory and quality expertise
Lifecore has built a strong multi-compendial quality and regulatory system and team that is demonstrated in its results, processes and customer relationships. With an over 40-year track record with global regulatory bodies (FDA (as defined below), EMA, ANVISA, etc.), Lifecore is a strong partner for companies looking for proven experience in delivering QbD, cGMP compliance, and manufacturing excellence. In March 2025, the FDA completed a general drug product good manufacturing practices inspection of Lifecore, and in May 2025 it closed its inspection without further required action.
Our strategy
As a trusted partner to our customers and the patients they serve, we are dedicated to supporting them in improving healthcare outcomes through the highest standards of quality and service. We provide innovative, value-added solutions for sterile development and manufacturing, driven by our talented team. Our mission drives our commitment to excellence, quality, performance and culture. To accomplish our mission, we have implemented the following growth strategies and sustaining objectives.
Growth strategies
1) Maximizing Existing Customer Business: Maximize and expand our scope of work for each customer by driving more robust relationships while ensuring our customers understand our capabilities and prioritize us for additional opportunities.
2) Advancing Programs Towards Commercialization: Continue to seek out opportunities to advance customers’ early-to-mid stage and late-stage product development activities by supporting their clinical programs and commercial process scale-up activities.
3) Driving New Business: Implement a new sales strategy to strategically expand our target market to increase our focus on large multinational pharmaceutical companies, capitalizing on investments we have made in technology and creating a more agile organization to support our expanding pipeline.
Sustaining objectives
1) Reduced Operational Expenses: Focus on value creation initiatives by eliminating low-return activities, optimizing key processes, and having a culture of continuous improvement in order to drive sustainable savings across the Company.
2) Performance-Driven Culture: Commitment to a high-performance culture driven by exceptional talent, one where we are data-driven, have top talent in all strategic roles, and where incentives are aligned with our stockholders.
3) Commitment to Quality: Maintain the highest level of quality in every aspect of our work and in our relationships with customers and regulatory agencies alike.
Reportable segments
The Company’s chief operating decision maker, as defined by U.S. generally accepted accounting principles (“U.S. GAAP”), manages CDMO and HA manufacturing operations on the basis of a single integrated segment.

Sales and marketing
Historically, Lifecore has leveraged its deep technical expertise, long-standing customer relationships, strong brand recognition and word-of-mouth referrals to support its leadership in HA, development and manufacturing experience and expertise. We are focused on better aligning our internal resources to lead and manage existing and new clinical and commercial customer relationships in order to free up our business development team. We believe our business development team is well-positioned to strategically expand our target market by increasing focus on: large multinational pharmaceutical companies; later-stage clinical development programs; technology transfers of existing commercial programs; and a broader range of modalities. These efforts are aimed at driving new development programs into our organization. To support this strategy, we have increased our investment in sales and marketing to enhance brand visibility. Additionally, we have expanded our business development team by adding experienced sales talent focused on key drug development geographies in the United States and internationally.
Manufacturing and processing
Lifecore has three state-of-the-art facilities with a combined 250,000 square feet in Chaska, Minnesota that are all located within two miles of one another and regulated under one FDA establishment identifier number. These facilities support the HA manufacturing process and sterile manufacturing services, including formulation, aseptic filling of syringes, vials and cartridges, analytical testing, secondary packaging, warehousing of raw materials and finished goods, and distribution. Lifecore maintains exceptional versatility in the manufacturing of various finished product formats. We supply HA in a powder form at a variety of molecular weights. We also supply several different forms of HA and non-HA finished drug or device products in a variety of solutions and gels, and in a variety of bulk and single-use finished packages.
The commercial production of HA requires fermentation, separation, purification and aseptic processing capabilities. HA can primarily be produced in two ways, either through bacterial fermentation or through extraction from rooster combs. Lifecore produces HA only from bacterial fermentation, using an efficient microbial fermentation process and an effective purification operation.
In September 2024, Lifecore installed a new fully automated high-speed, multi-purpose 5-head aseptic isolator filler, which has significantly expanded our available capacity and the range of project opportunities we can support.
The Company believes that its current manufacturing capacity plan will be sufficient to allow it to meet the needs of its current customers for the foreseeable future.
Competition
The contract development and manufacturing industry for pharmaceuticals is intensely competitive and highly regulated. Lifecore’s competition in the CDMO market includes a number of full-service contract manufacturers and larger pharmaceutical, biotechnology and specialty companies that have the ability to insource manufacturing. Also, some pharmaceutical companies have been seeking to divest all or portions of their manufacturing capacity, and any such divested assets may be acquired by our competitors. Some of our significantly larger and global competitors have substantially greater financial, marketing, technical and other resources than we do.
Seasonality
Lifecore is not significantly affected by seasonality. However, the timing of customer orders, the scale, scope, mix and the duration of our fulfillment of such customer orders can result in variability in our revenues.

Government regulation
The Food and Drug Administration (“FDA”) regulates and/or approves the clinical trials, commercial production, manufacturing, labeling, distribution, import, export, sale and promotion of medical devices and drug products in or from the United States. Most of our customers’ products are regulated by the FDA and similar agencies in other countries. These products are often classified as medical devices or drugs and usually require FDA approval or clearance before they can be sold in the United States. Beyond approval, there are strict rules for how these products are designed, made, packaged, labeled, and distributed. Our customers must keep detailed records, follow quality control standards, and are considered the product’s “Sponsor”. During commercialization of the product, the Sponsor must submit annual reports and get approval for major changes to the product or its labeling. The FDA also requires reporting of any adverse events and imposes other post-market responsibilities. Lifecore provides support to the Sponsor as requested.
In addition, Lifecore is subject to extensive and continuing regulation by the FDA, including compliance with current Good Manufacturing Practices, or cGMP, which impose procedural and documentation requirements. The FDA or other regulatory agencies can delay approval of a drug if our manufacturing facilities are not able to demonstrate compliance with cGMPs, pass other aspects of pre-approval inspections (i.e., compliance with filed submissions) or properly scale-up to produce commercial supplies. Drug manufacturers and their subcontractors, and those supplying products, ingredients and components of them, are required to register their establishments with the FDA and state agencies and are subject to periodic announced and unannounced inspections by the FDA and state agencies for compliance with cGMP and other regulations. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements. Accordingly, manufacturers like Lifecore must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance. Failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal of product approval, recall or seizure of the product or other voluntary, FDA‑initiated or judicial action that could delay or prohibit further operations.
Human capital
Our employees
In the first quarter of fiscal year 2025, we completed an initiative to strategically optimize our cost structure, which included optimizing our workforce. We also recast our executive leadership team, which we believe has the requisite background and experience to support Lifecore’s transformation into a standalone CDMO with enhanced technical and regulatory strengths. As of May 25, 2025, the Company had 406 full-time employees, of whom 194 were dedicated to manufacturing, 97 to quality and regulatory affairs, 83 to general operations, and 32 to sales, marketing and administrative activities. All of our employees are located in the United States. None of our employees are represented by labor unions or collective bargaining agreements.
Our human capital focus
We believe that the strength of our team and our workplace culture is essential to our ability to achieve our strategic and operational goals. Lifecore maintains an active strategy of recruitment, development and retention aligned to our growth strategies described under “Strategy” above. We closely monitor employee turnover rates, as our success depends upon retaining and investing in our team, particularly our highly trained manufacturing and technical staff. Lifecore aims to decrease employee-initiated voluntary turnover and increase employee retention through a combination of an engaging culture and opportunities for individual developmental and personal career growth.

Our culture and employee development
Lifecore invests in creating a differentiated culture for our team that enables continuous innovation at scale. Our team is passionate about our mission to enable the success of our customers, and together we are building a performance-focused, engaged and inclusive culture.
Our hiring process has been designed to provide an equitable candidate experience, facilitate the inclusion of new perspectives and foster innovation and creativity.
We provide training to our employees in the areas of safety, compliance, leadership and human resources along with individualized, job specific training. Individual training plans for continued growth are developed between employees and supervisors or managers. Frontline leaders are provided improvement tools for training, as well as employee interface training.
We seek to empower our employees to own their career path and seek out training programs to take them to the next level. We maintain strong programs focused on growth opportunities, performance and learning, and career development.
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
Risk factor summary
Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks related to our internal controls and financial reporting, our financial and cash position, our business and operations, and ownership of our Common Stock, and general risks, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary, as well as elsewhere in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

Risks related to our internal controls and financial reporting
•We have identified material weaknesses in our internal control over financial reporting that have affected the reliability of our financial statements and have had, and may continue to have, other adverse consequences.
Risks related to our financial and cash position
•We are highly leveraged and subject to significant interest, volatile fair market value fluctuations, and certain credit agreement obligations, some of which are expected to grow. These may negatively impact our results and limit cash flow available to invest in the ongoing needs of our business, as well as our operational flexibility, or otherwise adversely affect our results of operations.
•We have a history of losses. We may need additional capital and any additional capital we seek may not be available in the amount we need, at the time we need it or on terms favorable to us.
Risks related to our business and operations
•If we are unable to retain existing customers, attract new customers and sell additional products and services to our existing and new customers, our revenue growth and profitability will be adversely affected.
•Our success as a stand-alone CDMO will be subject to customer demand based on factors beyond our control.
•A significant portion of our revenue has been concentrated on a few large customers, including Alcon, one of our primary lenders, and terminations of agreements or cancellations or delays of orders by these customers may adversely affect our business.
•We may be adversely impacted by the terms of our refinancing transactions with Alcon and by Alcon’s concentrated relationship with us as a significant customer of ours and as our lender.
•We are subject to increasing competition in the marketplace.
•Our profitability is dependent upon our ability to obtain appropriate pricing for our products and to control our cost structure or to pass along costs to our customers.
•Our CDMO services are highly complex, and our failure to provide quality and timely services to our CDMO customers could adversely impact our business.
•Our customers’ failure to receive or maintain regulatory approval for product candidates or products could negatively impact our revenue and profitability.
•Our business is highly regulated and our operations are subject to laws, regulations and standards that directly impact our business.
•Loss or compromise of our HA bacterial cell bank assets could materially impact our business operations, product quality and competitive position.
•Our development and manufacturing activities may expose us to product liability claims.
•We have a concentration of facilities and unforeseen events could materially disrupt our ability to provide services and manufacture products for our customers.
•Our dependence on single-source suppliers and service providers may cause disruption in our operations should any supplier fail to deliver materials.

•Changes to U.S. trade policy, tariff and import/export regulations may have a material adverse effect on our business.
•We may need to consider new business acquisitions to achieve our growth strategy, and any such acquisition would involve substantial effort and costs to complete and uncertainty relating to integration.
Risks related to ownership of our Common Stock
•Future resales, or the perception of future resales, of our Common Stock may cause the market price of our Common Stock to drop significantly, even if our business is doing well.
•Our stock price may fluctuate in response to various conditions, many of which are beyond our control.
•Our Redeemable Convertible Preferred Stock has rights, preferences, and privileges that are not held by, and are preferential to, the rights of holders of our Common Stock.
•Our stockholders will experience significant dilution as a result of the issuance of shares of our Common Stock upon conversion of the Redeemable Convertible Preferred Stock.
•Our corporate organizational documents and Delaware law have anti-takeover provisions that may inhibit or prohibit a takeover of us and the replacement or removal of our management.
General risks
•The outcome of existing and future litigation and regulatory proceedings and the related fees, costs and penalties could have a material adverse effect on our business.
•We are dependent on our key employees and if one or more of them were to leave, we could experience difficulties in replacing them or effectively transitioning their replacements and our operating results could suffer.
•Our reputation and business may be harmed if our computer network security or any of the databases containing our trade secrets, proprietary information or the personal information of our employees, or those of third parties, are compromised.
•We are implementing a new enterprise resource planning system, and challenges with the implementation of the system may impact our business and operations.
•Third parties may claim that our services or our customers’ products infringe their intellectual property rights.
•We have access to certain intellectual property and information of our customers and suppliers, and failure to protect that intellectual property or information could adversely affect our future growth and success.
•We may be unable to protect our intellectual property and proprietary processes from infringement or claims of ownership or rights by third parties, which could materially and adversely affect the Company.

Risks related to our internal controls and financial reporting
We have identified material weaknesses in our internal control over financial reporting that have affected the reliability of our financial statements and have had, and may continue to have, other adverse consequences.
As discussed in “Part IV, Item 9A. – Controls and Procedures,” in this Annual Report on Form 10-K, we have identified material weaknesses in our internal control over financial reporting as of May 25, 2025. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weaknesses we identified led to errors in prior year consolidated financial statements as of and for the fiscal years ended May 29, 2022 and May 30, 2021 and certain interim periods. While these errors were corrected through restatements of our consolidated financial statements, the material weaknesses underlying those restatements have not yet all been remediated. We have adopted a plan to remediate these material weaknesses, and we are taking actions to achieve our remediation, but those actions are not yet complete. The material weaknesses and the remediation thereof have caused us to incur significant accounting, legal, and other advisory costs and expenses, and substantial time from our management and employees, and may cause us to incur additional costs and time in the future.
The actions we are taking in accordance with our remediation plan may not successfully remediate the identified material weaknesses. In addition, other material weaknesses may be identified in the future. If we are unable to correct material weaknesses in a timely manner or prevent other material weaknesses from occurring in the future, we may be unable to report our financial results accurately and/or on a timely basis, which could result in the loss of investor confidence in our reported financial information, subject us to civil and criminal investigations and penalties, as well contractual penalties, make us a target for activists, result in the delisting of our Common Stock from Nasdaq, and/or cause the liquidity of and the market price for our Common Stock to decline.
See “Part IV, Item 9A. – Controls and Procedures” in this Annual Report on Form 10-K for additional information regarding the identified material weaknesses and our actions to date to remediate the material weaknesses.
Risks related to our financial and cash position
We are highly leveraged and subject to significant interest, volatile fair market value fluctuations, and certain credit agreement obligations, some of which are expected to grow. These may negatively impact our results and limit cash flow available to invest in the ongoing needs of our business, as well as our operational flexibility, or otherwise adversely affect our results of operations.
We are highly leveraged. As of May 25, 2025, we had approximately $176.0 million in total indebtedness with Alcon Research, LLC (“Alcon”), with $173.5 million outstanding under our Credit and Guaranty Agreement (the “Term Loan Credit Facility”). We also had $2.5 million outstanding and $27.3 million available for borrowing under our revolving credit agreement (“Revolving Credit Facility”) with BMO.
The degree to which we are leveraged now and/or in the future (including due to the payable-in-kind interest accruing on our outstanding debt under the Term Loan Credit Facility) could have important adverse consequences, including the following:
•our flexibility in planning for, or reacting to, changes in the markets in which we compete may be limited;
•our ability to obtain additional financing or refinancing in the future for working capital or other purposes may be limited;
•we may be at a competitive disadvantage relative to our competitors with less indebtedness; and

•we are rendered more vulnerable to general adverse economic and industry conditions.
The Term Loan Credit Agreement contains various features for early prepayment of the term loans at stated premiums above par if certain future events were to occur, including a change in control or upon any uncured material default of the supply agreement with Alcon, as further described in “Note 10 – Debt – Term Loan Credit Facility” to our consolidated financial statements contained in this Annual Report on Form 10-K. These features could require the Company to pay substantial amounts of cash in excess of the stated principal amount of the term loans, and could limit or prevent us from refinancing our indebtedness or engaging in mergers and acquisitions that could benefit shareholders.
These features meet the definition of an embedded derivative, which we record on our balance sheet as the debt derivative liability. This derivative requires accounting at fair value with changes recorded in earnings. The measurement of fair value depends upon various assumptions determined by management, including the annual probability that the specified future events discussed above will occur, and that the corresponding prepayment options are exercised. Changes to those assumptions have previously caused us to report significant fluctuations in our results, and may continue to cause us to report additional fluctuations in future periods. For example, during the fiscal years ended May 25, 2025 and May 26, 2024, the Company recorded gains of $0.4 million and $39.5 million, respectively, related to changes in fair value of the debt derivative liability. The degree of volatility caused by accounting for the debt derivative liability in our earnings could hamper investor confidence in our results, and if the volatility takes the form of a loss, could significantly reduce our future financial results. Our interest expense and cash payable for interest are rapidly growing, and even though the Term Loan Credit Facility bears interest at a fixed 10% rate:
•Interest is currently payable-in-kind, but beginning in May 2026, a portion of the interest will become payable in cash at a rate of 3% per year through maturity of the Term Loan Credit Facility in May 2029;
•If the Redeemable Convertible Preferred Stock has not converted into Common Stock by June 29, 2026 (or by an earlier “Applicable Date” as defined below), the holders may elect to redeem their holdings in cash by providing 180-day advance notice anytime on or after such date. If we are unable to fund such a redemption by the end of the notice period, the Redeemable Convertible Preferred Stock will automatically convert into an interest-bearing instrument with principal in the amount of the redemption price at a rate of 12% per annum payable in cash; and
•The accounting method for the embedded derivative described above required us to discount our term loan to approximately half of its stated principal value at inception. As the discount amortizes, and as the stated principal of the debt grows from interest payable-in-kind, we anticipate that interest expense will nearly triple by the time the term loans mature, which will negatively impact our reported financial results.
Cash paid for interest, net, was $1.9 million for the fiscal year ended May 25, 2025. Should any or all of the above events occur, the Company may not have the capital necessary to fulfill these obligations or will be required to dedicate a substantial portion of cash flows from operations, if available, to the payment of principal and interest on applicable indebtedness which, in turn, reduces funds available for operations, capital expenditures and growth.

In addition, our two credit agreements contain a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, create liens, engage in transactions with affiliates, merge or consolidate with other companies, or sell substantially all of our assets. The Term Loan Credit Facility, under which Alcon is the lender, also contains certain operational requirements and limitations, including that any material uncured breach by us of our Amended and Restated Supply Agreement relating to the supply of HA to Alcon (the “Alcon Supply Agreement”) would constitutes an event of default. The terms of our credit agreements may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Our credit agreements also contain covenants related to maintaining current financial reporting and going concern maintenance.
A failure by us to comply with the covenants specified in our credit agreements could result in an event of default under the agreements, which would give the lenders the right to terminate their commitments to provide additional loans under our credit agreements and to declare all borrowings outstanding, together with accrued and unpaid interest (including the payable-in-kind interest under our Term Loan Credit Facility), to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all of our assets. As previously disclosed, we have been in noncompliance with our credit agreements in the past, and we cannot guarantee that we will be able to remain in compliance with all applicable covenants under the credit agreements in the future, that our lenders will elect to provide waivers or enter into amendments in the future, or, if the lenders do provide waivers, that those waivers will not be conditioned upon additional costs or restrictions that could materially or adversely impact our business, cash flows, results of operations, and financial condition. In addition, if the debt under our credit agreements were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately, materially and adversely affect our business, cash flows, results of operations, and financial condition, and there would be no guarantee that we would be able to find alternative financing. Even if we were able to obtain alternative financing, it may not be available on commercially reasonable terms or on terms that are acceptable to us.
We have a history of losses. We may need additional capital and any additional capital we seek may not be available in the amount we need, at the time we need it or on terms favorable to us.
We incurred a net loss of $38.7 million for the year ended May 25, 2025, and as of May 25, 2025 we had an accumulated deficit of $205.2 million. We do not anticipate reporting net income in any future periods. We have been financing our operations through the issuance of debt and equity and through operations.

We anticipate the ongoing need for additional capital to execute on our strategies for growth and to fund our operations and capital expenditures. Our capital needs are based upon management estimates as to future revenue and expense. Future capital expenditures, our development, production and manufacturing activities, and our administrative requirements (including salaries, insurance expenses and legal compliance costs) have required, and are anticipated to continue to require, a substantial amount of additional capital and cash flow. In addition, each holder of our Series A Redeemable Convertible Preferred Stock, par value $0.001 per share (the “Redeemable Convertible Preferred Stock”) has the right to require us to redeem all or any part of such holder’s Redeemable Convertible Preferred Stock on or after the “Applicable Date” for an amount equal to the liquidation preference, which is equal to the purchase price paid by the purchaser at issuance, plus all accrued and unpaid dividends with dividends accruing at a rate of 7.5% per annum, payable in-kind. The “Applicable Date” is the earlier of June 29, 2026, or the termination or waiver of the restriction on cash dividends and/or redemptions that is set forth in our credit agreements, and at June 29, 2026, we estimate that the accrued and unpaid liquidation preference for all shares of Redeemable Convertible Preferred Stock, assuming no earlier conversions or redemptions, will be $50.2 million, which does not include $4.5 million for registration rights monetary penalties that have accrued as of May 25, 2025. If we are not able to increase revenue, if our expenses are higher than anticipated or do not correspond to our rate of revenue growth, or if holders of our Redeemable Convertible Preferred Stock demand redemption, we may require additional capital sooner than we expect or in a greater amount than we currently expect. As discussed above, if we are unable to raise sufficient capital or otherwise fund the redemption of the Redeemable Convertible Preferred Stock, we will be required to pay substantial additional cash interest.
We may pursue sources of additional capital through various financing transactions or arrangements, including equity financing, debt financing, collaborations, sale of assets or real estate, strategic alliances or licensing arrangements, or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require (on acceptable terms or at all. Also, our efforts to raise additional funds may be hampered by the terms of our Redeemable Convertible Preferred Stock. The holders of our Redeemable Convertible Preferred Stock are entitled to certain anti-dilutive protections and participation rights with respect to any equity financing and certain consent rights related to further increases in indebtedness or other material transactions, in each case, as further described under the applicable documents related thereto.
If we raise additional equity financing, our common stockholders may experience significant dilution of their ownership interests and the value of shares of our Common Stock could decline. In addition, the terms of securities we issue in future capital transactions may be more favorable to our new investors and equity securities we issue in the future may carry rights, preferences, or privileges that are senior to those of the Common Stock.
Our efforts to raise funds by incurring additional indebtedness may be hampered by our current high leverage, by the covenants and restrictions of our existing outstanding indebtedness, and the fact that our assets are pledged to our lenders to secure existing debt. In addition, we may face challenges in securing additional debt financing if our future cash flow from operations is not sufficient to support debt service payments. Debt financing from third parties, if available, would result in increased fixed payment obligations, may be subject to consent requirements from our lenders and holders of Redeemable Convertible Preferred Stock and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt or making capital expenditures.
If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may be required to agree to economic or other terms or covenants that are not favorable to us, including relinquishing certain rights to intellectual property or future revenue streams.
Regardless of the type of future capital financing, we may incur substantial costs and expenses to obtain such financing, which depending on the financing could include original discount issue fees, warrants, investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may incur these costs even if we do not obtain the additional capital.

If we cannot timely raise any needed funds, we may be forced to make substantial reductions in our operating expenses, which could limit our sales and marketing efforts, adversely affect our ability to attract and retain qualified personnel, limit our ability to enhance our CDMO capabilities, undermine our efforts to retain and expand customer relationships, make it more difficult for us to respond to competitive pressures or unanticipated working capital requirements, and otherwise adversely affect our ability to pursue our growth objectives. If we cannot timely raise any needed funds, third parties may be reluctant to provide the goods and services we need in order to operate and fulfill our obligations to customers. We also may be forced to divest our assets at unattractive prices in order to obtain additional capital. Our ability to raise additional capital will depend on financial, economic and market conditions, our business performance and other factors, many of which are beyond our control.
Risks related to our business and operations
If we are unable to retain existing customers, attract new customers and sell additional products and services to our existing and new customers, our revenue growth and profitability will be adversely affected.
During fiscal year 2025, Lifecore continued to execute on its previously announced strategic initiatives in an effort to support higher performance as a CDMO and bring stability to the Company. Key measures taken include the appointment of key leaders, the completion of a private placement of our Common Stock, a nearly three-year term extension of our Revolving Credit Facility, the sale of excess capital equipment and regaining compliance with our continuing SEC reporting obligations and continued listing standards of Nasdaq. However, our historical financial results have been, and our future financial results may be, subject to fluctuations. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash is reliant on our ability to maintain existing and enter into new customer arrangements. If we are unable to retain existing customers, attract new customers and sell additional products and services to our existing and new customers, our revenue growth, profitability and cash generation will be adversely affected.
If we are unable to continue to demonstrate that we have stabilized the business, including that we are able to fund liquidity needs and execute on our strategic objectives, we may cause concern to our current or potential customers, which may result in the loss of both existing and potential business opportunities and make it more difficult to attract and retain customers. Additionally, if we are not able to retain our personnel, particularly our executive and technical personnel, we may risk the loss of the relationships and expertise that are important to attracting, retaining and growing customer relationships.
Our success as a stand-alone CDMO will be subject to customer demand based on factors beyond our control.
The amount that our customers spend on the development and manufacture of their products or product candidates, particularly the amount our customers choose to spend on outsourcing these services to us, substantially impacts our revenue and profitability. Our success as a stand-alone fully integrated CDMO will require strong customer demand for our services and capabilities. In particular, we expect that our ability to meet our future growth objectives will depend in large part on our existing and potential customers’ demand for and ability to market to consumers various HA-based products and non-HA products that we are able to manufacture for them. In September 2024, we substantially expanded our production capacity and capabilities through the installation of a new fully-automated, high-speed and multi-purpose 5-head aseptic isolator-filler. If we are not able to fill this additional capacity through existing or new customer demand, our margins could be adversely affected.

The amount that our customers or potential customers are willing or able to spend on our development and manufacturing services may vary greatly depending on factors beyond our control, including broad factors, such as industry or general economic and financial market conditions, or on more customer-specific factors, such as the success of development programs or the size and resources of the customer. Our smaller customers or potential customers with early-stage programs may have limitations on willingness to spend or access to capital, especially during times of economic uncertainty, and so may not be able to engage or pay for our services or otherwise be required to delay or cancel our services. Regardless of size, our customers or potential customers determine the amounts that they will spend on our services based upon, among other things, the success of clinical studies, market acceptance of their products, available resources, internal capabilities and their need to develop new products. The extent to which, and rate at which, our customers achieve market acceptance of their products, including consumer preferences and trends, and penetration of their current and new products, is a function of many variables including, but not limited to price, safety, efficacy, reliability, conversion costs, regulatory approvals, intellectual property rights, competition, marketing and sales efforts, and general economic conditions affecting purchasing patterns.
In particular, our ability to maintain and grow our business is highly reliant on and subject to the success of our customers in obtaining regulatory approvals and commercial success of these products in the marketplace. Our development customers may experience a delay in, or a failure to receive, regulatory approval of their products or fail to maintain regulatory approval of their products, and we therefore are not able to manufacture these products. In addition, if we are not able to, or a customer perceives a risk that we will not be able to, maintain the regulatory approvals for our facilities, our customers may choose to seek an alternative supplier of our services.
Furthermore, increasing consolidation in the pharmaceutical industry may impact customer demand for our services, especially if our customers choose to develop or acquire integrated manufacturing operations, or otherwise reduce spending on our services.
A significant portion of our revenue has been concentrated on a few large customers, including Alcon, one of our primary lenders, and terminations of agreements or cancellations or delays of orders by these customers may adversely affect our business.
During the fiscal year ended May 25, 2025, the Company had sales concentrations of 10% or greater from three customers, including Alcon, which is also one of our primary lenders. Alcon and the other customers accounted for 44%, 18% and 10%, respectively, of our revenue during the fiscal year ended May 25, 2025. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our revenues as we work to expand and diversify our customers and revenue sources.
The reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers, whether through termination of existing agreements in accordance with their terms, competition, consolidation, development of other sources of supply, or otherwise, could materially and adversely affect our revenue. For some of our products and services, our major customers do not have minimum purchase obligations. Our major customers may not continue to place orders, orders by existing major customers may be canceled or may not continue at the levels of previous periods, or we may not be able to obtain orders for additional products or services.

We may be adversely impacted by the terms of our refinancing transactions with Alcon and by Alcon’s concentrated relationship with us as a significant customer of ours and as our lender.
In May 2023, we entered into various financing transactions with Alcon, a significant customer of the Company, pursuant to which Alcon agreed to become the Company’s lender under the Term Loan Credit Facility, the Company’s largest form of indebtedness with a principal balance of $173.5 million as of May 25, 2025. Also in May 2023, we entered into an equipment sale and leaseback transaction with Alcon relating to equipment we use for manufacture of product for Alcon, as well as the Alcon Supply Agreement, and in December 2023, we entered into an amended and restated contract manufacturing agreement with Alcon (“Alcon CMA”), which amended and restated the agreement relating to our manufacture and supply of aseptic products to Alcon. As a result of these transactions, the Company may be subject to risks related to the nature and significance of this relationship. For example, given the scope of the customer relationship and the relative customer concentration, the Company’s revenues and operational results currently are significantly reliant on the success and health of that relationship, including on Alcon’s continued ability and desire to use the Company for the manufacture and supply of HA and aseptic products. These relationships give Alcon greater influence over our operations generally. The Alcon Supply Agreement includes annual committed capacity obligations on the Company without minimum purchase obligations on Alcon, and the Alcon CMA also includes annual committed capacity obligations on the Company, and both agreements permit Alcon to source from other third parties.
Additionally, Alcon has not traditionally acted as a lender, and, as a result, the Company may be subject to risks related to the unique nature of the relationship between the Company and Alcon, including the fact that Alcon may not have the same motivations, incentives and practices as a traditional lender. For example, pursuant to the terms of the Term Loan Credit Facility, any material uncured violation of the Alcon Supply Agreement constitutes an event of default under the Term Loan Credit Facility. Any of those effects could have a material adverse effect on the Company’s business, prospects, financial condition, results of operations, and cash flows.
We are subject to increasing competition in the marketplace.
We operate in a market that is highly competitive. Our competition in the contract manufacturing market includes full-service contract manufacturers and large pharmaceutical companies offering third-party manufacturing services. We also may compete with the internal operations of pharmaceutical companies that choose to perform the services that we offer internally or that choose to produce products internally. We also compete with other manufacturers of HA, which either produce HA as a raw material for others or as a component in their own products or both.
The demand for our development and manufacturing services may change over time in ways that we do not anticipate due to changes in industry or regulatory standards, customer needs, the introduction by competitors of alternative offerings and technologies, or other reasons. Competitors may succeed in developing alternative technologies and products that are more effective, easier to use or less expensive than those which have been or are being developed by us or that would render our technology and products or services obsolete and non-competitive. New developments are expected to continue at a rapid pace and additional competition may emerge, particularly in lower-cost geographies. Many of these competitors have substantially greater financial and technical resources and development, production and manufacturing capabilities than we do, and may have substantially greater experience in conducting critical services that our customers require or may require in the future. Competition may result in price reductions, lower gross profit margins, increased discounts to customers, loss of market share and customer opportunities, which could require increased spending by us relating to our operations and capabilities, technical personnel, quality assurance, and sales and marketing.

Our profitability is dependent upon our ability to obtain appropriate pricing for our products and to control our cost structure or to pass along costs to our customers.
Our profitability and success depends on our ability to obtain appropriate pricing for our products and services. In many cases, our contractual arrangements with customers establish pricing terms and mechanics for price increases that will govern the relationship for long periods of time (including, in certain cases, up to several years), and therefore well in advance of our delivery of the products and services. Accordingly, our profitability is heavily reliant on accurately predicting our costs, which is dependent upon assumptions and estimates that may not ultimately be correct, and our ability to pass along cost increases to our customers. In addition, to the extent these pricing arrangements limit our inability to pass along cost increases, we may experience unanticipated increases in our cost structure, including with respect to raw material and labor costs, facility and equipment costs, unanticipated inefficiencies, product loss, or shipping and storage costs. Competition in our industry can also put downward pressure on pricing, which, in turn, can decrease our margins and increase the pressure placed on our ability to accurately predict or pass along our costs.
Our attempts to offset increased costs through pricing actions for our products and services or to pass along such increased costs to our customers may not be sufficient or successful, particularly in light of the limitations created by our existing arrangements and competitive pressures. In addition, our efforts to constrain the cost of our operations may not be effective, or may be inadequate to offset pricing pressures or any unanticipated increases in costs. If we are unable to obtain adequate pricing for our products and services and/or to pass along cost increases, our profitability, results of operations and financial position could be materially adversely affected.
Our CDMO services are highly complex, and our failure to provide quality and timely services to our CDMO customers could adversely impact our business.
The CDMO services we offer can be highly complex, due in part to strict regulatory requirements and the inherent complexity of the services provided. Timely operations within our facilities could be impacted by a variety of unforeseen matters, including equipment malfunction, contamination, failure of our employees to follow our required standard instructions, protocols and operating procedures, problems with raw materials and environmental factors. Such issues could affect production of a single manufacturing run or entire manufacturing campaigns, requiring the destruction of products, or could halt manufacturing operations altogether. In addition, any failure to meet required quality standards may result in our failure to deliver products timely to our customers which, in turn, could damage our reputation for quality and service. Any such incident could, among other things, lead to increased costs, lost revenue, reimbursement to customers for lost product, damage to and possibly termination of customer relationships, time and expense spent investigating and remediating the cause and, depending on the cause, similar losses with respect to other manufacturing runs. In addition, such issues could subject us to litigation, the cost of which could be significant.
Our customers’ failure to receive or maintain regulatory approval for product candidates or products could negatively impact our revenue and profitability.
Lifecore’s existing products and the products that Lifecore is developing for its customers are considered to be medical devices, drug products, or combination products, and therefore require clearance or approval by the FDA before commercial sales can be made in the United States. These products also require the approval of foreign government agencies before sales may be made in many other countries. The process for our customer to obtain these clearances or approvals varies according to the nature and use of the product. As a result, our business depends upon FDA or other regulatory approval of the products we manufacture for customers. If our customers experience a delay in, or failure to receive, approval for any of the products that we manufacture, our revenue and profitability could be adversely affected.

After approval by the FDA or other regulatory agencies, these products are generally subject to continued regulation by the FDA, various state agencies and foreign regulatory agencies, including regulation of the design, nonclinical and clinical research studies, manufacturing, labeling, distribution, post-marketing product modifications, advertising, promotion, import, export, adverse event and other reporting, and record-keeping procedures for such products. If our customers fail to maintain regulatory approval of products that we manufacture for them, lose the ability to market the products we manufacture for them, or if the regulatory agencies otherwise limit or prevent the manufacture or distribution of Lifecore’s products or change the manufacturing requirements relating to such products, our revenue and profitability could be adversely affected.
Our business is highly regulated and our operations are subject to laws, regulations and standards that directly impact our business.
Our business is highly regulated. We are required to maintain compliance with cGMP and applicable product tracking and tracing requirements, and our manufacturing facilities are subject to inspections by the FDA and other global regulators and customers to confirm such compliance. We produce multiple products and so we face increased risks associated with cGMP compliance. In March 2025, the FDA completed a general drug product good manufacturing practices inspection of Lifecore. While it closed its inspection in May 2025 without further required action, future inspections by the FDA, other regulators or customers may result in observations not acceptable by them.
Our inability to demonstrate ongoing cGMP compliance could require us to engage in lengthy and expensive remediation efforts, withdraw or recall products and/or interrupt our supply of any products or provision of services. Delays or other issues that arise in the development, manufacture, fill/finish, packaging, or storage of any drug product as a result of a failure of our facilities to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our relationships with our customers, which would substantially harm our business, prospects, operating results and financial condition. Any ongoing or additional findings of non-compliance could also increase our costs and cause us to lose revenue from products or services, which could be seriously detrimental to our business, prospects, operating results and financial condition.
In addition, if we, or a regulatory authority, discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with a facility where the product is manufactured, a regulatory authority may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market, suspension of manufacturing, or other FDA action or other action by the equivalent regulatory authorities in other countries.
Furthermore, compliance with other foreign, federal, state, and local laws, regulations and standards applicable to our business is costly and time-consuming, and we may be required to incur significant compliance costs and capital expenditures in the future.

Loss or compromise of our HA bacterial cell bank assets could materially impact our business operations, product quality and competitive position.
We produce HA using microbial fermentation and purification processes, the starting point of which is reliant on our HA bacterial cell bank assets. While we maintain redundant storage backups of these assets, including one maintained at a third party site, any failure, including due to natural disasters, equipment failures, network failures or cyberattacks, that causes a material interruption or discontinuance in our storage of the assets could result in stored assets being damaged and unable to be utilized. As living organisms, bacterial strains are inherently sensitive to environmental conditions, and so improper handling and variations in temperature, pH, nutrient composition, or other process parameters can lead to contamination, mutation, or loss of desired bacterial traits or performance, quality deviations and production inefficiencies. In addition, the expertise required to manage and maintain our cell bank assets is highly specialized and departures of key personnel or inadequate knowledge transfer may result in procedural errors, loss of proprietary know-how, or diminished operational continuity. We have implemented robust controls, including SOPs and multiple physical storage sites to mitigate these risks, but any failure in our HA bacterial cell bank management could materially and adversely affect our HA manufacturing operations, regulatory standing, reputation and competitive advantage.
Our development and manufacturing activities may expose us to product liability claims.
We develop and manufacture products intended for use in humans, so our activities involve an inherent risk of allegations of product liability. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If any of the products that we manufacture are determined or alleged to be contaminated or defective or to have caused an illness, injury or harmful accident to a consumer, we could incur substantial costs in responding to complaints or litigation regarding our products, and our brand image could be materially damaged. Such events may have a material adverse effect on our business, operating results and financial condition. In addition, we may be required to participate in product recalls, even if a product that we manufacture is not alleged to be contaminated or defective.
Although we have taken and intend to continue to take what we consider to be appropriate precautions to minimize exposure to product liability claims, we may not be able to avoid significant liability. We seek to reduce our potential liability through measures such as contractual indemnification provisions with customers (the scope and limitations of which may vary by customer and are subject to the financial viability of the customer) and product liability insurance maintained by us and our customers. Our contractual indemnification provisions and product liability insurance may not be adequate or, in the case of product liability insurance, may not continue to be available at an acceptable cost, if at all. A product liability claim, product recall or other claim with respect to liabilities not covered by or in excess of insurance coverage or indemnification rights could have a material adverse effect on our business, operating results and financial condition.
We have a concentration of facilities and unforeseen events could materially disrupt our ability to provide services and manufacture products for our customers.
We have three facilities that are all located within two miles of one another in Chaska, Minnesota that use specialized manufacturing equipment to operate our business. Any prolonged disruptions in our primary manufacturing operations due to unforeseen events, including power outages or natural disasters, in or around this area would reduce our ability to provide our CDMO services and conduct our manufacturing operations given that we would not be able to shift manufacturing capabilities to alternative locations. Accordingly, such events would have a material adverse effect on our business, results of operations and financial condition.

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
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could have a material adverse impact on our business, financial condition, and results of operations. For example, the U.S. has recently imposed significant tariffs on imports from other countries, which have prompted retaliatory measures from several countries, which may further escalate, and impact our cost of doing business. It is not yet clear whether or when tariffs may be imposed on pharmaceutical imports, but the imposition of adopted, new or proposed tariffs, or trade restrictions or sourcing requirements could result in increased costs for raw materials, components or finished goods, disruptions to our supply chain, change in manufacturing locations, manufacturing delays and/or adverse impacts to clinical trials. These cost increases, disruptions, delays and adverse impacts may reduce our revenues and margins, require us to raise prices, or make our products less competitive in the marketplace. In addition, we may be restricted in our ability to adapt to these impacts and challenges due to, among other things, the terms of our existing arrangements. If we are unable to mitigate these risks through supply chain adjustments, pricing strategies, cost containment or pass-through, or other measures, our financial performance and growth prospects could be negatively affected.
The impact of any adopted, new or proposed tariffs, trade restrictions or sourcing requirements on our business is subject to a number of factors that we cannot predict, including, but not limited to, the scope, nature, amount, effective date and duration of any such measures. Furthermore, the general uncertainty relating to such measures have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.
We may need to consider new business acquisitions to achieve our growth strategy, and any such acquisition would involve substantial effort and costs to complete and uncertainty relating to integration.
We may need to consider acquisitions of businesses to achieve our growth strategy. The completion and then successful integration of new business acquisitions would require substantial effort from the Company’s management, as well as substantial cost and expense. The diversion of the attention of management and any difficulties encountered in the acquisition and transition process could have a material adverse effect on the Company’s ability to realize the anticipated benefits of the acquisitions. The successful combination of new businesses also requires coordination of research and development activities, manufacturing, sales and marketing efforts. In addition, the process of combining organizations located in different geographic regions could cause the interruption of, or a loss of momentum in, the Company’s activities. There can be no assurance that the Company will be able to retain key management, technical, sales and other key personnel, or that the Company will realize the anticipated benefits of any acquisitions, and the failure to do so would have a material adverse effect on the Company’s business, results of operations and financial condition

Risks related to ownership of our Common Stock
Future resales, or the perception of future resales, of our Common Stock may cause the market price of our Common Stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our Common Stock in the public market could occur at any time, including shares of Common Stock issuable upon conversion of our Redeemable Convertible Preferred Stock. Each holder of Redeemable Convertible Preferred Stock is entitled to convert all or any portion of their Redeemable Convertible Preferred Stock into Common Stock at any time. Additionally, Lifecore may from time to time, at its option, require conversion of all or any portion of the outstanding shares of Redeemable Convertible Preferred Stock to Common Stock if, for at least 20 consecutive trading days during the respective measuring period the closing price of the Common Stock was at least $10.50. Sales of our Common Stock, or a perception in the market that such sales may occur, could reduce the market price of our Common Stock, increase the volatility in the market price of our Common Stock, and adversely affect our ability to raise equity capital.
Our stock price may fluctuate in response to various conditions, many of which are beyond our control.
The market price of our Common Stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the following:
•technological innovations applicable to our products;
•customer demand for our services;
•fluctuations in our operating results;
•our attainment of (or failure to attain) milestones in the development of products for our customers;
•the development of new products by our competitors or competitors of our customers;
•our acquisition of new businesses or the sale or disposal of a part of our business;
•development of new collaborative arrangements by us, our competitors, or other parties;
•changes in government regulations, interpretation, or enforcement applicable to our business;
•changes in investor perception of our business;
•securities litigation and stockholder activism;
•conversions or redemptions of the Redeemable Convertible Preferred Stock;
•changes in financial estimates and recommendations by securities analysts;
•the operating and stock price performance of other companies that investors may deem comparable to us; and
•changes in the general market conditions in our industry.

These broad market and industry fluctuations may adversely affect the price of our Common Stock, regardless of our operating performance. Further, any failure by us to meet or exceed the expectations of financial analysts or investors is likely to cause a decline in our Common Stock price. Further, recent macroeconomic conditions have resulted in significant fluctuations in stock prices for many companies, including Lifecore, and it is not possible to predict when the stock markets may stabilize. In addition, although our Common Stock is listed on Nasdaq, our Common Stock has at times experienced low trading volume in the past. Limited trading volume subjects our Common Stock to greater price volatility and may make it difficult for our stockholders to sell shares at an attractive price.
Our Redeemable Convertible Preferred Stock has rights, preferences, and privileges that are not held by, and are preferential to, the rights of holders of our Common Stock.
We have issued Redeemable Convertible Preferred Stock, which have rights, preferences and privileges that are not held by, and are preferential to, the Company’s Common Stock, including with respect to dividends, distributions and payments on liquidation, winding up and dissolution, which could adversely impact the rights of the holders of the Company’s Common Stock. In addition, subject to the terms of the Certificate of Designations, the holders of Redeemable Convertible Preferred Stock are entitled to designate two members of the Board, to vote on an as-converted basis with the Company’s Common Stock, and to separate consent rights over certain matters. These rights, combined with the fact that ownership of the Redeemable Convertible Preferred Stock is highly concentrated, provide the holders of the Redeemable Convertible Preferred Stock with significant influence over the Company. This influence may increase over time, as the Redeemable Convertible Preferred Stock entitles the holders thereof to dividends that are paid-in-kind (“PIK”), which increases the holders’ ownership of Redeemable Convertible Preferred Stock, and thus, beneficial ownership of the Company. The holders of the Redeemable Convertible Preferred Stock may have interests that are different from those of the holders of Common Stock, and could adversely impact the Company’s ability to effectuate its strategic initiatives and operate its business.
In addition, the conversion price of the Redeemable Convertible Preferred Stock has been, and in the future may be, adjusted in connection with certain dilutive events, including in the event of subsequent equity offerings at a price below the current conversion price. For example, as a result of our private placement of Common Stock on October 3, 2024, the conversion price was adjusted from the initial price of $7.00 per share to approximately $6.53 per share. These rights could adversely impact the Company’s access to equity capital, and otherwise compound the dilutive effects of future equity raises by the Company.
Further, on or after the Applicable Date, each holder of our Redeemable Convertible Preferred Stock has the right to require us to redeem all or any part of such holder’s Redeemable Convertible Preferred Stock for an amount equal to the liquidation preference, which is equal to the purchase price paid by the purchaser at issuance, plus all accrued and unpaid dividends with dividends accruing at a rate of 7.5% per annum, payable in-kind. The “Applicable Date” is the earlier of June 29, 2026, or the termination or waiver of the restriction on cash dividends and/or redemptions that is set forth in our credit agreements. If some or all of the holders of the Redeemable Convertible Preferred Stock demand redemption of their shares, we may need to obtain additional capital to fund such redemptions and there can be no assurance that we will be able to do so on favorable terms, or at all.
The holders of the Redeemable Convertible Preferred Stock also entered into a registration rights agreement with the Company. This agreement required the Company to file an initial registration statement covering sufficient shares of Common Stock into which the Redeemable Convertible Preferred Stock may be converted, which the Company filed in 2023. The agreement contains monetary penalties if the Company fails to maintain the effectiveness of that registration statement, including the timely filing of our periodic reports with the SEC, which the Company has failed to file timely in the past and could fail to maintain in the future, potentially subjecting the Company to even additional penalties. See “Note 11 – Equity – Redeemable Convertible Preferred Stock – Registration rights” to our consolidated financial statements contained in this Annual Report on Form 10-K for information regarding monetary penalties and interest that we have incurred and accrued.

The Board may issue additional preferred stock in the future, or could authorize the issuance of new securities with priority as to dividends, distributions and payments on liquidation, winding up and dissolution over the rights of the holders of our Common Stock, all of which could further enhance or expand the risks described above.
Our stockholders will experience significant dilution as a result of the issuance of shares of our Common Stock upon conversion of the Redeemable Convertible Preferred Stock.
Our outstanding shares of Redeemable Convertible Preferred Stock were initially convertible into an aggregate of over 5.5 million shares of common stock, subject to increase pursuant to applicable anti-dilution adjustments. In April 2025, we held a Special Meeting of Stockholders at which stockholders approved the removal of the 19.99% “Exchange Cap” on the issuance of Common Stock underlying the Redeemable Convertible Preferred Stock. Furthermore, the Redeemable Convertible Preferred Stock accrues dividends on a quarterly basis at a rate of 7.5% per annum, thereby increasing the number of shares of common stock issuable upon conversion. The conversion of some or all of the Redeemable Convertible Preferred Stock will result in the issuance of a substantial number of shares of common stock and, as a result, the percentage ownership and voting power held by our existing stockholders will be significantly reduced and our stockholders will experience significant dilution. As of May 25, 2025, an aggregate of 7,000,626 shares of Common Stock were issuable upon conversion of the then-outstanding Redeemable Convertible Preferred Stock, including all PIK dividends accrued as of such date.
Our corporate organizational documents and Delaware law have anti-takeover provisions that may inhibit or prohibit a takeover of us and the replacement or removal of our management.
The anti-takeover provisions under Delaware law, as well as the provisions contained in our corporate organizational documents, may make an acquisition of us more difficult. In addition to the consent rights of the holders of Redeemable Convertible Preferred Stock with an anti-takeover effect, other examples of anti-takeover provisions include:
•our certificate of incorporation includes a provision authorizing our Board of Directors to issue blank check preferred stock without stockholder approval, which, if issued, would increase the number of outstanding shares of our capital stock and could make it more difficult for a stockholder to acquire us;
•our amended and restated bylaws limit the number of directors that may serve on the Board of Directors without the majority approval of all of the outstanding shares of our Common Stock;
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
These measures could discourage or prevent a takeover of us or changes in our management, even if an acquisition or such changes would be beneficial to our stockholders. This may have a negative effect on the price of our Common Stock.

General risks
The outcome of existing and future litigation and regulatory proceedings and the related fees, costs and penalties could have a material adverse effect on our business.
As previously disclosed, we were delinquent in filing certain of our past periodic reports with the SEC, and we have restated previously issued financial statements for several periods, which have subjected us to, and may in the future, subject us to further, governmental or regulatory investigations or stockholder litigation. For example, on February 16, 2024, the Chicago Regional Office of the SEC issued a subpoena to the Company seeking documents and information concerning the restatements. Also, on July 29, 2024, shareholder David Carew filed a putative class action complaint on behalf of our stockholders in the United States District Court of Minnesota alleging that statements made to our shareholders between October 7, 2020 and March 19, 2024 regarding our financial results, internal controls, remediation efforts, periodic reporting, and financial prospects were false and misleading in violation of Section 10(b) of the Exchange Act. In addition, in December 2024, 22NW, LP (“22NW”), filed a complaint in the Commercial Division of the Supreme Court of the State of New York, New York County alleging, among other things, material misrepresentations by us in connection with its acquisition of economic interests in the Company, including its investment in the Redeemable Convertible Preferred Stock. Both the Carew securities class action complaint and the 22NW complaint seek compensatory damages, court costs, and attorneys’ fees, among other remedies. We have incurred, and may be required in future to incur further, significant legal fees and other expenses related to the SEC investigation and these lawsuits. In addition, any adverse determination in any of these matters could expose us to significant liabilities. See “Note 9 – Commitments and Contingencies” to our consolidated financial statements contained in this Annual Report on Form 10-K for additional information regarding the SEC investigation and these lawsuits.
In addition, from time to time, we may be subject to claims or lawsuits during the ordinary course of business regarding, but not limited to, employment matters, safety standards, product liability, security of customer and employee personal information, contractual matters, and compliance with laws.
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
We are dependent on our key employees and if one or more of them were to leave, we could experience difficulties in replacing them or effectively transitioning their replacements and our operating results could suffer.
We made key executive officer appointments, including a new CEO in May 2024 and a new CFO in September 2024, as well as other senior leadership appointments thereafter. The success of our business depends to a significant extent on the continued service and performance of this senior leadership team, as well as our ability to attract and retain qualified scientific, technical, sales and marketing personnel. These employees may voluntarily terminate their employment with us at any time. The loss of any of our key personnel for an extended period may cause hardship for our business. In addition, competition for senior level personnel with knowledge and experience in our business is intense. If any of our key personnel were to leave, we would need to devote substantial resources and management attention to replacing them. As a result, management attention may be diverted from managing our business, and we may need to pay higher compensation to replace these employees.

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
We are implementing a new enterprise resource planning system, and challenges with the implementation of the system may impact our business and operations.
We are implementing a new enterprise resource planning system (“ERP”). ERP implementations are complex, time-consuming, labor intensive, and involve substantial expenditures. The new ERP is critical to our ability to gather important information, obtain and deliver products, send invoices, fulfill contractual obligations, maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of internal processes. Any such implementation involves risks, including loss of information and potential disruption in operations. The implementation and maintenance of the new ERP system may be subject to delays and cost overruns.

Any disruptions, delays or deficiencies in the implementation of the new ERP system could affect our ability to process orders, ship products, send invoices, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, including reports required by the SEC such as the evaluation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and otherwise operate our business. Additionally, if we do not implement the new ERP as planned, the effectiveness of our internal control over financial reporting could be adversely affected.
Third parties may claim that our services or our customers’ products infringe their intellectual property rights.
We may receive notices from third parties, including some of our competitors, claiming that our services infringe their patent or other proprietary rights. Regardless of their merit, responding to any such claim could result in costly litigation and may divert the efforts and attention of our management and technical personnel. If a successful claim is made against us and we fail to develop or license a substitute technology or process, we could be required to alter our processes and/or cease manufacturing a particular product. In addition, our customers’ products may be subject to claims of intellectual property infringement, which could require us to cease our development or manufacturing services for the customer.
We have access to certain intellectual property and information of our customers and suppliers, and failure to protect that intellectual property or information could adversely affect our future growth and success.
We have access to sensitive intellectual property and confidential information of our customers and suppliers, including formulations used and processes developed by us in the manufacture of our customers’ products. We rely on nondisclosure agreements with our employees, information technology security systems and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. Our efforts to protect such intellectual property and proprietary rights may not be sufficient, which could subject us to judgments, penalties and significant litigation costs, reputational harm, or temporarily or permanently disrupt our sales and marketing of the affected products or services, which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
We may be unable to protect our intellectual property and proprietary processes from infringement or claims of ownership or rights by third parties, which could materially and adversely affect the Company.
We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position, and we typically require our employees, consultants and advisors to execute confidentiality and/or assignment of inventions agreements in connection with their employment, consulting or advisory relationships. In addition, we include provisions in our agreements with customers seeking to preserve our rights to the technology we utilize. There can be no assurance, however, that these agreements will not be breached, third parties or our contractual counterparties will not claim ownership or rights to technology we utilize, our agreements will adequately protect our proprietary processes, our proprietary processes will not be infringed or misappropriated or that we will have adequate remedies for any breaches. The loss of protection of our intellectual property, technology or proprietary processes and assets, our inability to secure or enforce such protections or the development by third parties of intellectual property or processes competitive to ours would impact our ability to remain competitive as a CDMO.
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
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
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
The Committee receives periodic reports from management on our cybersecurity risks, including reports of external service providers relating to testing. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Senior Vice President of Information Technology, leveraging information and analysis from external experts as part of the Board’s continuing education on topics that impact public companies.
The Senior Vice President of Information Technology leads an internal team that is responsible for assessing and managing our material risks from cybersecurity threats. The Information Technology team has primary responsibility for our overall cybersecurity risk management program and engages our retained external cybersecurity consultants as needed. The Information Technology team has also developed incident response playbooks that would be put into effect in the event of a Cyber Security incident and have exercised these playbooks in tabletop exercises with our external Cyber Security experts. The Senior Vice President of Information Technology has 25+ years of information management, governance, architecture and security controls management at Lifecore and other Fortune 500 organizations.
Our Information Technology team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from external security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.
Item 2.    Properties
As of May 25, 2025, the Company owned or leased the following principal physical properties:

Location	Ownership	Facilities
Chaska, MN	Owned	148,200 square feet of office, laboratory and manufacturing space
Chaska, MN	Leased	80,950 square feet of office, manufacturing and warehouse space
Chanhassen, MN	Leased	21,384 square feet of warehouse and office space
Leases for the facilities in Chaska and Chanhassen expire on September 2034 and March 2033, respectively. For additional information about lease terms, see “Part IV, Item 15. Note 16 – Leases” of this Annual Report on Form 10-K.
Our owned real property is subject to a mortgage in favor of the lenders under our revolving credit agreement, as amended, with BMO as administrative agent.
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
Item 3.    Legal proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. The information relating to material pending legal proceedings contained in “Part IV, Item 15. Note 9 - Commitments and contingencies” of this Annual Report on Form 10-K is incorporated herein by reference.
Item 4.    Mine safety disclosures
Not applicable.

PART II
Item 5.    Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Market information
The Common Stock is traded on the NASDAQ Global Select Market under the symbol “LFCR”.
Holders
As of August 6, 2025, there were approximately 55 holders of record of our Common Stock. Since certain holders are listed under their brokerage firm’s names, the actual number of stockholders is higher. As of August 6, 2025, there were approximately 13 holders of record of the Convertible Preferred Stock.
Dividends
The Company has not paid any dividends on the Common Stock since its inception. The Company presently intends to retain all future earnings, if any, for its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Under the terms of its credit agreements, the Company currently is prohibited from making cash dividends, distributions or payments on its capital stock. Additionally, payments on dividends on the Common Stock is subject to preferential dividends payable on the Convertible Preferred Stock.
Recent sales of unregistered equity securities
During the fiscal year ended May 25, 2025, the Company issued a restricted stock unit (“RSU”) award with respect to 45,000 shares of Common Stock, an option for 210,000 shares of Common Stock, an RSU for 170,000 shares of Common Stock, and a performance stock unit (“PSU”) award for up to 370,000 shares of Common Stock to Thomas D. Salus under the Company’s Equity Inducement Plan, as amended. The stock option grant, RSU awards and PSU award were granted in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The securities have not been registered under the Securities Act, and may not be offered or sold without registration or an applicable exemption from registration requirements.
Issuer repurchases of equity securities
In connection with the cross-complaint filed by the Company on November 3, 2020 described in “Part IV, Item 15. Note 9 – Commitments and contingencies – Compliance Matters” of this Annual Report on Form 10-K against former equity holders who were cross-defendants in that matter, the Company reached a settlement with one cross-defendant who agreed to release 76,514 previously escrowed shares to the Company, which the Company received and retired on April 28, 2025.
In connection with vesting of RSUs and PSUs awarded to our CEO and CFO since May 20, 2024 through May 25, 2025, certain tax withholding obligations were satisfied by forfeiting a total of 62,500 outstanding unregistered shares held by those individuals.
Securities authorized for issuance under equity compensation plans
Other information about our equity compensation plans is incorporated herein by reference to Part II, Item 12 of this Annual Report on Form 10-K.
Item 6.    [Reserved]
Item 7.    Management’s discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes contained in Part IV, Item 15 of this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see “Part I, Item 1A. Risk Factors” and “Cautionary Note About Forward-Looking Statements” contained in this Annual Report on Form 10-K.
Overview
Lifecore is a fully integrated CDMO that offers highly differentiated clinical and commercial capabilities in the development, cGMP manufacturing and aseptic filling of complex formulations and highly viscous sterile injectable pharmaceutical drug or medical device products in syringes, vials and cartridges, across a wide variety of modalities. We manufacture HA in bulk form as well as for use in formulated and filled syringes and vials for our customers’ injectable products used in treating a broad spectrum of medical conditions and procedures, including ophthalmic and orthopedic applications. We also offer product development service capabilities to our customers that include analytical method development and validation, formulation development, sterile filtration, process scale-up, pilot studies, stability studies, process validation and production of materials for clinical studies.
During fiscal year 2025, Lifecore continued to execute on the previously announced strategic initiatives to support higher performance as a CDMO. We have made significant improvements to our revenue generating capacity, financial position, management team, governance, financial reporting and stock exchange compliance, and business development efforts. In addition, we implemented various process improvements to ensure improved productivity and discipline in key areas of our business. Based on all of these improvements, together with our competitive advantages and our strategic plan described below, we believe that we are well-positioned for future growth.
For additional information, see “Part I, Item 1. Business” of this Annual Report on Form 10-K.
Financial overview
Lifecore generates revenues from two activities within a single, integrated segment: CDMO and HA manufacturing. CDMO includes aseptic formulation and filling of syringes, vials and cartridges for injectable products used for medical purposes and product development services to assist its customers in obtaining regulatory approval for the commercial sale of their device or drug product. HA manufacturing includes the production and sale of pharmaceutical-grade, non-animal-sourced HA using our proprietary, fermentation-based HA process in bulk form.
The following costs are included in cost of goods sold: raw materials (including packaging, syringes, fermentation supplies and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs), and shipping and shipping-related costs.
Numerous factors can influence gross profit, including product mix, customer mix, manufacturing costs, timing of production, production yields, volume, sales discounts, contractual provisions, and charges for excess or obsolete inventory, among others. Many of these factors influence or are interrelated with other factors.
R&D expenses consist primarily of product development and commercialization initiatives.
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
Results of operations – Fiscal year ended May 25, 2025 compared to year ended May 26, 2024
Revenues and gross profit

	Year ended		Change
(in thousands)	May 25, 2025	May 26, 2024	Amount	%
Revenues:
CDMO	$90,095	$96,616	$(6,521)	(7)%
HA manufacturing	38,772	31,645	7,127	23%
Total revenues	128,867	128,261	606	—%
Cost of goods sold	88,569	86,411	2,158	2%
Gross profit	40,298	41,850	(1,552)	(4)%
Gross profit percentage	31.3%	32.6%	(1.3)%
The increase in revenues was due to a $7.1 million increase in HA manufacturing demand primarily due to our largest customer's supply chain initiatives. The HA manufacturing revenue increase was partially offset by the $6.5 million decline in CDMO revenues that is primarily due to $6.2 million lower development revenue due to completion of a discrete development project in the prior comparable period, timing of customer project lifecycles, $4.3 million of reduced volumes primarily driven by a customer working down inventory levels built in the prior fiscal year period, and $3.2 million of lower sales volume from a customer termination, partially offset by $5.4 million of value focused customer pricing initiatives and $1.8 million from a contractual take-or-pay arrangement recognized in fiscal year 2025.
The $1.6 million decrease in gross profit is due to a $5.9 million decrease in CDMO gross profit, partially offset by a net $4.3 million increase in HA manufacturing gross profit due to increased volumes and manufacturing variances. There were a combination of factors within CDMO gross profit including a $3.3 million fluctuation on the adjustment of inventories to their net realizable value primarily due to the absence of a favorable adjustment in the prior fiscal year due to an improvement in sales prices, a $2.1 million decrease due to a customer termination that also resulted in a write-off of inventory and equipment, and an otherwise consistent overall sales mix that included a contractual take-or-pay arrangement and pricing improvements that offset the margin on lower development revenues described above.
Operating expenses

	Year ended		Change
(in thousands)	May 25, 2025	May 26, 2024	Amount	%
Research and development	$8,258	$8,575	$(317)	(4)%
Selling, general and administrative	44,046	40,463	3,583	9%
Loss on sale or disposal of assets, net of portion classified as cost of sales	6,986	—	6,986	n/m
Restructuring (recovery) costs	(1,747)	1,656	(3,403)	(205)%
Total operating expenses	$57,543	$50,694	$6,849	14%

Research and development (“R&D”)
The decrease of $0.3 million in R&D expenses was primarily due to fewer headcount for the fiscal year ended May 25, 2025 compared to the prior period.
Selling, general, and administrative (“SG&A”)
The increase of $3.6 million in SG&A expenses was primarily due to a $3.7 million increase in stock-based compensation, the majority of which was related to new hire performance stock unit grants to our executive officers. Also included in SG&A expenses for the current period is $11.6 million primarily related to legal expenses related to legacy matters including the SEC subpoena, an activist investor and a securities class action claim, as well as costs associated with the legacy financial restatement. The prior period included $10.2 million primarily related to incremental audit and consulting fees for the legacy financial restatement, expenses related to strategic alternatives and the divestiture of Curation Foods, and $1.7 million of other one-time costs associated with becoming a standalone CDMO.
Loss on sale or disposal of assets
The $7.0 million loss on sale or disposal of assets was primarily due to a $6.4 million loss on the sale of certain excess equipment that was primarily related to the write-off of historically capitalized interest costs, as well as $0.6 million related to capital projects that were abandoned.
Restructuring costs
The $1.7 million net recovery for the current fiscal year includes a recovery of $3.2 million following the favorable reversal of a historical lease obligation of the divested Curation Foods business, for which we recorded $1.0 million of expense in the prior fiscal year. The current fiscal year recovery was partially offset by $1.4 million of severance expense related to the transformation of the finance and accounting department.
Non-operating income or expense

	Year ended		Change
(in thousands)	May 25, 2025	May 26, 2024	Amount	%
Interest expense, net	$(21,835)	$(18,090)	$(3,745)	21%
Change in fair value of debt derivative liability, related party	409	39,500	(39,091)	(99)%
Other expense, net	(3)	(3,052)	3,049	(100)%
Income tax expense	(43)	(183)	140	(77)%
Interest expense, net
The increase in interest expense, net of interest income, was primarily from $3.8 million more interest related to the Alcon term loans, which will continue to grow due to accumulating interest paid-in-kind and amortization of the debt discount.
Change in fair value of debt derivative liability, related party
The change in the fair value of debt derivative liability, related party, in fiscal year 2025 was primarily caused by the absence of significant changes recognized in fiscal year 2024. Those changes were primarily due to changes in the probability factors related to the timing of a change in control event. Management moved back the estimated timing of that event following the conclusion of a strategic review process at the end of fiscal year 2024.

Other expense, net
The decrease of $3.0 million in other expense was primarily driven by a $2.7 million decrease compared to the prior fiscal year for monetary penalties associated with late filings accrued under the registration rights agreement with the preferred stockholders (see “Part IV, Item 15. Note 11 - Equity” elsewhere in this Annual Report on Form 10-K).
Income tax expense
Neither income tax expense nor its changes were material to the periods presented.
Liquidity and capital resources
As of May 25, 2025, the Company had cash of $8.3 million and, based on the borrowing base at May 25, 2025, the Company had approximately $27.3 million available for borrowing under the Revolving Credit Facility of the $40 million maximum committed amount. Under the Revolving Credit Facility, the Company is subject to a springing fixed charge ratio covenant of 1:1 generally in the event that the Company's available liquidity under the Revolving Credit Facility falls below $2.5 million. As of May 25, 2025, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility. See “Part IV, Item 15. Note 10 - Debt” in this Annual Report on Form 10-K for a summary of the Term Loan Credit Facility and Revolving Credit Facility.
Cash outflows of $0.2 million during the fiscal year ended May 25, 2025 improved by $10.4 million compared to cash outflows of $10.6 million during the fiscal year ended May 26, 2024 for the following reasons:
•Financing proceeds, net, of $23.9 million from the issuance of common stock in October 2024 and $2.4 million from a lease amendment in the fiscal year 2025 period were used to repay a net $17.2 million of borrowings under our revolving credit facility, $0.9 million of other borrowings and $1.3 million related to employee stock plans, compared to $5.0 million of financing proceeds from a customer deposit and net borrowings under the revolving credit facility of $2.9 million received in the fiscal year 2024 period;
•We received investing proceeds of $7.0 million from the sale of excess equipment in January 2025, and we reduced capital spending by $5.0 million in fiscal year 2025 compared to fiscal year 2024;
•Net working capital investments required $1.0 million more cash in fiscal year 2025 compared to fiscal year 2024, partially offset by a $0.5 million increase in earnings as adjusted for non-cash items.

Contractual and other cash obligations
The Company’s material contractual obligations for the next five years mainly relate to its debt and lease obligations.
The Company’s future capital requirements will depend on numerous factors, including our future capital expenditure requirements; development, production and manufacturing activities; administrative requirements (including salaries, insurance expenses and legal compliance costs); ability to establish and maintain new and existing customer arrangements; the costs associated with any legal proceedings and claims; any decision to pursue acquisition opportunities; the timing and amount of amounts payable or payments owed under customer agreements; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of customers’ activities and arrangements; payment of the accrued and unpaid liquidation preference on shares of the Convertible Preferred Stock, if required; payments required under the Term Loan Credit Facility and Revolving Credit Facility; and other factors. If the Company’s currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its capital needs, the Company would be required to seek additional funding through various financing transactions or arrangements, including equity financing, debt financing, collaborations, strategic alliances or licensing arrangements, or other means. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.
The Company’s principal sources of liquidity consist of its existing cash, cash generated by operations (if any), proceeds from the sale of certain excess equipment, and availability under its Revolving Credit Facility. The Company expects these sources will be sufficient to finance its current operational and capital requirements for at least the next twelve months.
There is no assurance that our cash, cash generated from operations, if any, and available borrowing under the Revolving Credit Facility will be sufficient to fund our anticipated capital needs and operating expenses, particularly if we do not generate revenues in the amounts currently anticipated or if our operating costs are greater than anticipated.
Indebtedness
Refer to “Part IV, Item 15. Note 10. – Debt” elsewhere in this Annual Report on Form 10-K for a description of the terms of outstanding indebtedness, including the Term Loan Credit Facility and Revolving Credit Facility, which is incorporated herein by reference.
As of May 25, 2025 the Company had $173.5 million in borrowings outstanding under the Term Loan Credit Facility at an effective annual interest rate of 20.9%, which includes the amortization of the debt discount. The stated annual interest rate is 10%, which is payable-in-kind until May 2026, following which interest is payable at a fixed rate of 3% per annum in cash with the remainder payable-in-kind. The obligations under the Term Loan Credit Facility mature on May 22, 2029. Interest paid-in-kind under the Term Loan Credit Facility in fiscal year 2025 was $16.3 million.
As of May 25, 2025, the Company had $2.5 million in borrowings outstanding under the Revolving Credit Facility, at an effective annual interest rate of 8.69%. The Company repaid those borrowings in June 2025 and this repayment was a condition to the Company being able to access any other borrowings under the Revolving Credit Facility. The obligations under the Revolving Credit Facility mature on November 26, 2027. Interest paid under the Revolving Credit Facility in fiscal year 2025 was $0.9 million.

Critical accounting policies and estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes.
We have determined that certain accounting policies and estimates are critical to the preparation of the financial statements. We have prepared the following additional disclosures to supplement our summary of significant accounting policies located in note 1 to the consolidated financial statements in “Part IV, Item 15” of this Annual Report on Form 10-K.
Valuation of debt derivative liability
The Company reported a fair value of its debt derivative liability of $25.0 million, and recorded income from changes in the fair value of its debt derivative liability of $0.4 million and $39.5 million for the fiscal years ended May 25, 2025 and May 26, 2024, respectively.
The debt derivative liability represents the fair value of various features in the Term Loan Credit Agreement that require bifurcation and accounting as a derivative instrument. Its fair value is estimated using a discounted cash flow method that includes annually weighted probabilities that certain call and put premiums are exercised upon qualifying events of default or changes in control. Management makes key judgments and estimates that are input into the valuation model, the most sensitive of which is the probability and timing of a change in control event occurring over the remaining term of the debt. Changes in these assumptions could result in a significant increase to our liabilities and expenses. For example, if all other assumptions were held equal, a one year acceleration of the most likely date of a change in control would have increased the fair value of the debt derivative liability and increased our net loss by $3.2 million for the year ended May 25, 2025.
Revenue recognition for development services
The Company recognized revenues for development services of $23.2 million and $29.4 million for the fiscal years ended May 25, 2025 and May 26, 2024, respectively. Revenue for these services is recognized over time based on highly subjective measures of progress. To measure progress, management uses a proportion of labor hours incurred compared to the total estimated hours at the individual development project level.
Individual development projects can be unique, complex and/or novel. Determining the total estimated hours to complete any given project is highly subjective, and so the total amount of development revenue recognized by the Company is sensitive to changes in those hours. To mitigate the risk of such changes, management utilizes several data points to estimate total project hours, including project quotations and periodic status updates from project managers. If total project hours were underestimated by 10% on $10 million of development projects that were halfway complete at the end of the year, we would overstate development revenue by $0.5 million.
Qualitative impairment reviews of goodwill and other indefinite-lived intangible assets
The Company reported goodwill of $13.9 million and indefinite-lived intangible assets of $4.2 million as of May 25, 2025. We are required to review these assets on an annual basis to determine whether impairment may exist. The impairment analysis consists of an optional qualitative assessment potentially followed by a quantitative analysis. If we determine that the carrying value of these assets exceeds their fair value, an impairment charge is recorded for the excess.

The critical judgments involved in our annual qualitative testing include an assessment of unfavorable events, an analysis of prior year valuation assumptions and their sensitivity to change, and in the case of goodwill, a comparison of its carrying value against its fair value based on our market capitalization, derived from quoted stock prices, and balance sheet carrying values. We make judgments about whether any of that information puts our goodwill or other indefinite-lived intangible assets at enough risk of impairment to warrant the performance of more rigorous quantitative testing.
In fiscal year 2025, the Company’s qualitative assessment indicated a minimal risk of impairment. For example, with respect to our qualitative testing of goodwill, even a 50% decrease in our quoted stock price would not have caused the carrying value of our goodwill to exceed its fair value. We observed a similar amount of sensitivity to changes in assumptions for our indefinite-lived intangible assets.
Item 7A. Quantitative and qualitative disclosures about market risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.
Item 8.    Financial statements and supplementary data
The information contained in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.
Item 9.    Changes in and disagreements with accountants on accounting and financial disclosure
Not applicable.
Item 9A. Controls and procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer concluded that, due to material weaknesses in our internal control over financial reporting as described in the “Management’s Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective as of May 25, 2025.
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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of May 25, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of May 25, 2025, due to the material weaknesses described below.
As reported in our Annual Report on Form 10-K for the fiscal year ended May 26, 2024, we identified material weaknesses in our internal control over financial reporting that existed as of May 26, 2024 due to deficiencies that aggregated to material weaknesses relating to the following components of the COSO framework:
•Control Environment – maintaining a sufficient complement of personnel to timely support the Company’s internal control objectives and ensuring personnel conduct internal control related responsibilities;
•Risk Assessment – identification and assessment of risks and changes in the business model resulting from recent disposition activities that impacted the design of control activities, including the precision of management review controls, and the completeness of controls required to support the financial reporting framework;
•Information and Communication – design of controls to validate the completeness and accuracy of information used in the performance of control activities;
•Monitoring – as a result of the material weaknesses described above, the Company failed to design and implement certain monitoring activities that were responsive to timely identification and remediation of control deficiencies; and
•Control Activities – as a result of the material weaknesses in the COSO components identified above, the control activities were ineffective and represent a material weakness.
The material weaknesses identified above that existed at May 26, 2024 encompass, and are inclusive of, the previously identified material weaknesses that existed as of May 28, 2023 and May 29, 2022 relating to matters such as the accounting for and classification of certain non-standard transactions, inventory valuation, the capitalization of interest on assets under construction, recording of development revenue and related cost of sales, the presentation of certain operating costs and expenses of continuing operations and discontinued operations, and the write off of other receivables of the Company’s former Curation Foods businesses. In management’s view, remediation of the material weaknesses relating to components of the COSO framework would necessarily remediate the specifically identified material weaknesses existing in prior periods.
Management concluded that, as of May 25, 2025, there continued to be deficiencies in the internal control over financial reporting that aggregated to material weaknesses relating to the COSO components of, Information and Communication, Control Activities and Monitoring.
Notwithstanding such material weaknesses in internal control over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
Our independent registered public accounting firm, BDO USA, P.C., has issued an attestation report on our internal control over financial reporting which appears in Part IV, Item 15 of this Annual Report on Form 10-K and is incorporated in this Item 9A by reference.

Management’s plan for remediation of material weaknesses in internal control over financial reporting
Management, with the oversight of the Audit Committee, is committed to remediating the identified control deficiencies. As described in our Annual Reports on Form 10-K for the fiscal years ended May 26, 2024 and May 25, 2025, management adopted and executed upon a plan to both address the identified material weaknesses and to enhance our overall control environment as described above.
During fiscal year 2025, our management made progress in executing the remediation plan, narrowing the scope of material weaknesses to only three remaining COSO components; Information and Communication, Control Activities, and Monitoring. We continue to strengthen the Monitoring component by establishing a system of ongoing evaluations, improving the communication of control deficiencies, and implementing corrective actions to strengthen the overall effectiveness of internal controls.
During fiscal year 2026, management expects to continue to implement the previously described remediation plan and make further progress toward remediating the control deficiencies in the Information and Communication, Control Activities, and Monitoring components of the COSO framework. Specific remediation activities will include the following:
•Undertake a comprehensive ERP system implementation, targeted for the first quarter of calendar year 2026, which is expected to improve the reliability and consistency of financial data and reporting, and support continued enhancements to the internal control over financial reporting environment.
•Test and monitor the design and operating effectiveness of internal controls over financial reporting following the ERP implementation.
•Establish and maintain ongoing evaluations to assess the effectiveness of internal controls over financial reporting, particularly following the ERP implementation.
As we continue to evaluate the design and operating effectiveness of new and enhanced controls and execute on our remediation plan, we may modify the remediation plan described above in order to make further progress toward remediation of the identified material weaknesses, to respond to changes in the internal control environment, and to preserve the effectiveness of existing internal controls.
Changes in internal control over financial reporting
Except for the remediation planning efforts described above, there have been no changes in our system of internal control over financial reporting during the three months ended May 25, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other information
Fiscal year end change
On August 1, 2025, the Company’s Board of Directors approved a change in the Company’s fiscal year from 52- or 53-week periods that end on the last Sunday of May to calendar years ending on December 31. The Company will report its financial results for a transition period from May 26, 2025 to December 31, 2025 on a Transition Report on Form 10-K/T. Thereafter, the Company plans to file annual reports for twelve-month periods ending December 31 beginning with the year ending December 31, 2026. Prior to filing the transition report, the Company will file a Quarterly Report on Form 10-Q for the quarter ending September 30, 2025.
The Company will be moving its fiscal year end to align with the calendar year, effective for the December 31, 2025 calendar period. This decision to move its fiscal year-end, which had been based on the legacy businesses seasonality, will allow Lifecore to report in a timely manner with the majority of its peer companies, customers and other stakeholders, which the company believes is an important factor in evaluating operational and financial performance. It also aligns with the launch of the new ERP system and expected associated benefits.

2025 bonus plan payouts
As previously reported, on July 18, 2024, the Company’s Board of Directors approved a cash incentive award plan for the Company’s fiscal year 2025 (the “2025 Bonus Plan”) which was recommended by the Compensation Committee. Under the 2025 Bonus Plan, eligible participants, including Paul Josephs, the Company’s President and Chief Executive Officer, and Ryan Lake, the Company’s Chief Financial Officer, were eligible to earn cash bonuses based on the Company’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) for fiscal year 2025 and four business objectives, weighted at 80% and 20%, respectively. Additionally, if minimum fiscal year 2025 Adjusted EBITDA was not achieved, the 2025 Bonus Plan provided that no bonus amounts would be earned. Adjusted EBITDA for purposes of the 2025 Bonus Plan was based on the Company’s fiscal year 2025 EBITDA which excluded changes in the fair value of debt derivatives, financing fees, restructuring and reorganization costs, state franchise taxes, amounts paid in settlement of governance matters, and stock-based compensation expense, but includes the cost of bonuses under the 2025 Bonus Plan.
Based upon the Company’s results for fiscal year 2025, the Company achieved two of the four business objectives under the 2025 Bonus Plan, but 2025 Adjusted EBITDA failed to meet the minimum amount, primarily due to unexpected legal, auditing and related costs associated with legacy matters. However, the Compensation Committee approved and the Board of Directors, on the recommendation of the Compensation Committee, approved the exercise of discretion to permit payouts under the 2025 Bonus Plan. In determining to exercise their discretion, the Compensation Committee and the Board considered the steps taken by the Company to actively mitigate the unexpected expenses and to improve the Company’s overall expense structure, and the initiatives implemented to position the Company well for sustainable growth, including measures to ensure compliance with SEC and Nasdaq listing requirements, enhance the leadership team, recalibrate the Company’s workforce, improve investor relations, and mitigate legal and operational risk.
Messrs. Josephs and Lake were eligible to participate in the 2025 Bonus Plan at 100% and 60% at the target level of achievement as a percentage of their respective annual base salaries. Based upon the discretion exercised by the Board and in light of their achievements and high performance in their respective roles, the Board of Directors approved payouts under the 2025 Bonus Plan of 50% of the target bonus amount for each of Messrs. Josephs and Lake effective August 1, 2025. Accordingly, the payouts under the 2025 Bonus Plan to Mr. Josephs and Mr. Lake will be 50% and 30% of their respective annual base salaries, or $275,000 and $141,000, respectively.
Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.

PART III
Item 10. Directors, executive officers and corporate governance
Information with respect to this item is incorporated by reference to the Company’s definitive proxy statement for the 2025 annual meeting of stockholders to be filed no later than 120 days after the end of fiscal year 2025 (the “2025 Proxy Statement”) under the headings “Proposal No. 1 - Election of Directors - Director and Director Nominee Biographies,” “Corporate Governance and Board Matters,” “Executive Officers of the Company,” “Delinquent Section 16(a) Reports,” “Board of Directors Meetings and Committees,” and “Audit Committee Report.”
Insider trading compliance policy
The Company has adopted an insider trading compliance policy governing the purchase, sale, and/or any other disposition of its securities that applies to its directors, officers and employees, and other covered persons. The Company believes its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the insider trading compliance policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive compensation
Information with respect to this item is incorporated by reference to 2025 Proxy Statement under the headings “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation of Directors.”
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Information with respect to this item is incorporated by reference to the 2025 Proxy Statement under the heading “Stock Ownership of Certain Beneficial Owners and Management.”
The following table provides information as of May 25, 2025, with respect to our shares of Common Stock that may be issued under the Company’s 2019 Stock Incentive Plan, as amended (the “2019 Plan”), which was approved by our stockholders, and our Equity Inducement Plan, as amended (the “Inducement Plan”), which was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4), to provide for grants of equity awards as an inducement material to the individual’s entry into employment with the Company. The terms and conditions of the Inducement Plan are substantially similar to the Company’s stockholder-approved 2019 Stock Incentive Plan, subject to Nasdaq Listing Rule 5635(c)(4).

	Equity compensation plan information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights ($) (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,572,973	(2)	$9.19	2,030,822
Equity compensation plans not approved by security holders	3,751,613	(3)	$6.54	298,387
Total	5,324,586		$8.57	2,329,209
(1)    Represents the weighted-average exercise price of outstanding stock options and does not include RSUs or PSUs.

(2)    Consists of outstanding options to purchases 966,324 shares of Common Stock and RSUs covering an aggregate of 606,649 shares of Common Stock.
(3)    Consists of outstanding options to purchases 293,975 shares of Common Stock, RSUs covering an aggregate of 912,638 shares of Common Stock and PSUs covering an aggregate of 2,545,000 shares of Common Stock.
Item 13. Certain relationships and related transactions and director independence
Information with respect to this item is incorporated by reference to the 2025 Proxy Statement under the headings “Certain Relationships and Related Party Transactions,” “Board of Directors Meetings and Committees,” and “Director Independence.”
Item 14. Principal accountant fees and services
Information with respect to this item is incorporated by reference to the 2025 Proxy Statement under the headings “Fees Paid to Independent Registered Accounting Public Accounting Firm” and “Audit Committee Pre-Approval Policies.”

PART IV
Item 15. Exhibits and financial statement schedules
(a)

		Page
1.	Consolidated financial statements of Lifecore Biomedical, Inc.
	Reports of Independent Registered Public Accounting Firm (BDO USA, P.C., PCAOB ID: 243)	48
	Consolidated Balance Sheets at May 25, 2025 and May 26, 2024	51
	Consolidated Statements of Operations for the Years Ended May 25, 2025 and May 26, 2024	52
	Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Years Ended May 25, 2025 and May 26, 2024	53
	Consolidated Statements of Cash Flows for the Years Ended May 25, 2025 and May 26, 2024	54
	Notes to Consolidated Financial Statements	55

2.	All schedules provided for in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since they pertain to items which do not appear in the financial statements of Lifecore and its subsidiaries or to items which are not significant or to items as to which the required disclosures have been made elsewhere in the financial statements and supplementary notes and such schedules.

3.	Index of exhibits	42
	The exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

(b)Index of exhibits.

Exhibit number	Exhibit title
3.1	Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2008.
3.2	Certificate of Amendment to Certificate Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2022.
3.3
Certificate of Amendment, effective August 15, 2024, to Certificate Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2024.

3.4
Amended and Restated By-Laws of the Registrant, as amended through October 11, 2012, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2012.

3.5	Amendment No. 1 to By-Laws of the Registrant, effective May 6, 2019, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2019.
3.6	Amendment No. 2 to By-Laws of the Registrant, effective May 23, 2019, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2019.
3.7	Amendment No. 3 to By-Laws of the Registrant, effective October 14, 2020, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2020.
3.8	Amendment No. 4 to By-Laws of the Registrant, effective November 14, 2022, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2022.
3.9
Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant, effective January 9, 2023, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2023.

4.1+	Description of Capital Stock of Lifecore Biomedical, Inc.
10.1*
Lifecore Biomedical, Inc. 2019 Stock Incentive Plan, as amended through March 20, 2024, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2024.

10.2*	Lifecore Biomedical, Inc. Equity Inducement Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 21, 2024.

Exhibit number	Exhibit title
10.3*
Lifecore Biomedical, Inc. First Amendment to Equity Inducement Plan adopted April 11, 2025, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 2025.

10.4*	Landec Corporation Executive Change in Control Severance Plan incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2020.
10.5*
Amendment dated April 27, 2023 to the Lifecore Biomedical, Inc. (f/k/a Landec Corporation) Executive Change in Control Severance Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2023.

10.6
Securities Purchase Agreement, dated January 9, 2023, by and between Lifecore Biomedical, Inc. and the purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2023.

10.7
Registration Rights Agreement, dated January 9, 2023, by and between Lifecore Biomedical, Inc. and the other parties thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2023.

10.8
Cooperation Agreement, effective as of June 28, 2024, by and among Lifecore Biomedical, Inc., Jason Aryeh, Matthew Korenberg and certain 22NW Investors specified therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2024.

10.9
Cooperation Agreement, effective as of June 28, 2024, between Lifecore Biomedical, Inc. and certain Legion Investors specified therein, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 1, 2024.

10.10
Cooperation Agreement, effective as of June 28, 2024, between Lifecore Biomedical, Inc. and certain Wynnefield Investors specified therein, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 1, 2024.

10.11
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

10.12
Pledge and Security Agreement, dated May 22, 2023, by and among Lifecore Biomedical, Inc., Curation Foods, Inc., Lifecore Biomedical Operating Company, Inc. and certain other subsidiary parties thereto, as grantors, and Alcon Research, LLC, as collateral agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2023.

Exhibit number	Exhibit title
10.13
Limited Waiver and First Amendment dated December 31, 2023 to that certain Credit and Guaranty Agreement, dated May 22, 2023, by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and Alcon Research, LLC, as lender, administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2024.

10.14+
Limited Waiver and Second Amendment dated August 8, 2024 to that certain Credit and Guaranty Agreement, dated May 22, 2023, by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and Alcon Research, LLC, as lender, administrative agent and collateral agent.

10.15
Limited Waiver Under and Third Amendment dated November 26, 2024, to that certain Credit and Guaranty Agreement, dated May 22, 2023, by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and Alcon Research, LLC, as lender, administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2024.

10.16
Credit Agreement, dated December 31, 2020, by and among Landec Corporation, Curation Foods, Inc. and Lifecore Biomedical, Inc., as borrowers, certain other subsidiary parties thereto, as guarantors, and BMO Harris Bank., N.A., a slender and administrative agent, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2021.

10.17
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

10.19
Second Amendment to Credit Agreement, dated as of December 22, 2021, by and among Lifecore Biomedical, Inc. (formerly known as Landec Corporation), Curation Foods, Inc., Lifecore Biomedical Operating Company, Inc. (formerly known as Lifecore Biomedical, Inc.) and BMO Harris Bank, N.A.

10.20
Third Amendment to Credit Agreement, dated as of February 22, 2022, by and among Lifecore Biomedical, Inc. (formerly known as Landec Corporation), Curation Foods, Inc., Lifecore Biomedical Operating Company, Inc. (formerly known as Lifecore Biomedical, Inc.) and BMO Harris Bank, N.A.

Exhibit number	Exhibit title
10.21
Limited Waiver and Fourth Amendment to Credit Agreement, dated January 9, 2023, by and among Lifecore Biomedical, Inc., Curation Foods, Inc., Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and BMO Harris Bank N.A., as lender and administrative agent, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 10, 2023.

10.22
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

10.23
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

10.24
Seventh Amendment to Credit Agreement, dated May 10, 2024, by and among Lifecore Biomedical, Inc., Curation Foods, Inc., Lifecore Biomedical Operating Company, Inc., and BMO Bank N.A, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2024.

10.25+	Eighth Amendment to Credit Agreement, dated August 8, 2024, by and among Lifecore Biomedical, Inc., Curation Foods, Inc., Lifecore Biomedical Operating Company, Inc., and BMO Bank N.A.
10.26
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

10.27
Equipment Sale and Leaseback Agreement, dated May 22, 2023, by and between Lifecore Biomedical, Inc. and Alcon Research, LLC, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 23, 2023.

10.28
Equipment Lease Agreement, dated May 22, 2023, by and between Lifecore Biomedical, Inc. and Alcon Research, LLC, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 23, 2023.

10.29#
Amended and Restated Supply Agreement, dated May 3, 2023, by and between Lifecore Biomedical, Inc. and Alcon Research, LLC, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 23, 2023.

Exhibit number	Exhibit title
10.30#
Amendment No. 1 to that certain Amended and Restated Supply Agreement, dated May 3, 2023, by and between Lifecore Biomedical, Inc. and Alcon Research, LLC, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 5, 2024.

10.31#
Amended and Restated Contract Manufacturing Agreement, dated December 31, 2023, by and between Lifecore Biomedical, Inc. and Alcon Research, LLC, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 5, 2024.

10.32#
Amendment No. 1 effective as of May 2, 2024, to Amended and Restated Contract Manufacturing Agreement, by and between Alcon Research, LLC and Lifecore Biomedical, LLC., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2024.

10.33#+	Amendment No. 2 effective June 13, 2025, to Amended and Restated Contract Manufacturing Agreement, by and between Alcon Research, LLC and Lifecore Biomedical, LLC.
10.34	Form of Indemnification Agreement incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2018.
10.35*	Offer Letter, dated March 20, 2024, by and between the Company and Paul Josephs, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2024.
10.36*
Restricted Stock Unit Award Agreement dated May 20, 2024 to Paul Josephs under Lifecore Biomedical Inc. Equity Inducement Plan., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22 2024.

10.37*
Performance Stock Unit Award Agreement dated May 20, 2024 to Paul Josephs under Lifecore Biomedical Inc. Equity Inducement Plan., incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 22 2024.

10.38*
Participation Notice with Paul Josephs dated May 20, 2024 under the Lifecore Biomedical, Inc. Executive Change in Control Severance Plan., incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 22 2024.

10.39*+	Amendment to Offer Letter dated March 20, 2024 between Paul Josephs and Lifecore Biomedical, Inc.
10.40*
Employment agreement, dated August 28, 2024, by and between the Company and Ryan D. Lake, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 29, 2024.

10.41*+	Employment agreement, dated April 12, 2025, by and between the Company and Thomas Salus.
19.1+	Lifecore Biomedical, Inc. Insider Trading Policy

Exhibit number	Exhibit title
21.1+	Subsidiaries of the Registrant
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)
31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1**	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2**	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recoupment Policy, incorporated by reference to Exhibit 97.1 to the Registrant’s Current Report on Form 10-K filed on March 20, 2024.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Chaska, MN
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lifecore Biomedical, Inc. (the “Company”) as of May 25, 2025 and May 26, 2024, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 25, 2025 and May 26, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of May 25, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 7, 2025 expressed an adverse opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition for Development Services
As described in Notes 1 and 12, the Company recognizes revenue related to development services based on the proportion of labor hours incurred compared to the total estimated hours for an individual arrangement. The Company recognized revenues of $23.2 million for the year ended May 25, 2025 related to development services.
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
•For a sample of projects, confirming the open statements of work at year end directly with the customer.
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
Fair Value of Debt Derivative Liability, Related Party
As described in Note 10 and Note 15 of the consolidated financial statements, the Company entered into a Credit and Guaranty Agreement with Alcon Research Company, LLC (“Term Loan Credit Facility”). The Term Loan Credit Facility contains various features that meet the definition of an embedded derivative (“debt derivative liability, related party”) and require bifurcation, which is subsequently remeasured at fair value every reporting period. The fair value of the debt derivative liability, related party was $25 million on the Company’s consolidated balance sheets as of May 25, 2025.
We identified the determination of the inputs used by the Company to develop the estimated fair value of the put and call options associated with i) change of control event and ii) an event of default under a material agreement comprising the debt derivative liability, related party as a critical audit matter. These inputs are based on management judgment and consist of the estimated probability of occurrence and exercise date components of the redemption feature option assumptions. Auditing these inputs used in the valuation of the debt derivative, related party required especially challenging and subjective auditor judgment due to the nature and extent of auditor effort required to address this matter, including the use of individuals with specialized skills or knowledge.
The primary procedures we performed to address this critical audit matter included:
•Obtaining an understanding of management’s process in the determination of the inputs used in the fair valuation of the debt derivative liability, related party.
•Testing of management’s process for developing the fair value estimate and evaluating the inputs used to calculate the fair value of the debt derivative, related party. Specifically, the weighting of the probability of occurrence and timing of the exercise dates of each of the redemption feature options for both the change of control and the event of default under a material agreement redemption option and considering evidence obtained in other areas of the audit to determine if contradictory evidence existed.
•Utilizing personnel with specialized skills and knowledge in valuation approaches and methodologies to assist in assessing the appropriateness of the methodology used and application of the assumptions in estimating the fair value of the debt derivative liability, related party.
/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2024.
Minneapolis, Minnesota
August 7, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Lifecore Biomedical, Inc.
Chaska, MN
Opinion on Internal Control over Financial Reporting
We have audited Lifecore Biomedical, Inc.’s (the “Company’s”) internal control over financial reporting as of May 25, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of May 25, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 25, 2025 and May 26, 2024, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated August 7, 2025 expressed an unqualified opinion thereon.
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
1.Information and Communication – design of controls to validate the completeness and accuracy of information used in the performance of control activities.
2.Monitoring – as a result of the material weakness described above, the Company failed to design and implement certain monitoring activities that were responsive to timely identification and remediation of control deficiencies.

3.Control Activities – as a result of the material weaknesses in the COSO components identified above, the control activities were ineffective and represent a material weakness.
The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated August 7, 2025 on those consolidated financial statements.
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
/s/ BDO USA, P.C.
Minneapolis, Minnesota
August 7, 2025

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	May 25, 2025	May 26, 2024
ASSETS
Current assets:
Cash and cash equivalents	$8,265	$8,462
Accounts receivable, net of allowance for credit losses of $1,351 and $711	15,151	16,274
Accounts receivable, related party	13,537	10,810
Current portion of note receivable	8,000	—
Contract assets	6,979	4,069
Inventory	32,291	39,979
Prepaid expenses and other current assets	1,454	1,439
Total current assets	85,677	81,033
Property, plant and equipment, net of accumulated depreciation of $57,412 and $50,334	129,006	149,165
Goodwill	13,881	13,881
Intangible assets, net of accumulated amortization of $3,700	4,200	4,200
Other assets	6,578	5,681
Total assets	$239,342	$253,960
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,220	$16,334
Accrued expenses and other current liabilities, see note 7	21,958	22,538
Total current liabilities	30,178	38,872
Debt, net of current portion	5,801	22,906
Debt, net of current portion, related party	121,198	100,819
Debt derivative liability, related party	24,991	25,400
Other liabilities	9,741	12,061
Total liabilities	191,909	200,058
Commitments and contingencies, see note 9
Series A Redeemable Convertible Preferred Stock, $0.001 par value; 2,000,000 shares authorized; 45,736 and 42,461 shares issued and outstanding, redemption value $46,308 and $42,991	46,097	42,587
Stockholders’ equity:
Common Stock, $0.001 par value; 75,000,000 shares authorized; 37,026,234 and 30,562,961 shares issued and outstanding	37	31
Additional paid-in capital	206,539	177,807
Accumulated deficit	(205,240)	(166,523)
Total stockholders’ equity	1,336	11,315
Total liabilities, convertible preferred stock and stockholders’ equity	$239,342	$253,960
See accompanying notes to the consolidated financial statements

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
(in thousands)	May 25, 2025	May 26, 2024
Revenues	$72,328	$77,674
Revenues, related party	56,539	50,587
Total revenues	128,867	128,261
Cost of goods sold	88,569	86,411
Gross profit	40,298	41,850
Research and development expenses	8,258	8,575
Selling, general, and administrative expenses	44,046	40,463
Loss on sale or disposal of assets, net of portion classified as cost of sales	6,986	—
Restructuring (recovery) costs	(1,747)	1,656
Operating loss	(17,245)	(8,844)
Interest expense, net	(2,956)	(3,428)
Interest expense, related party	(18,879)	(14,662)
Change in fair value of debt derivative liability, related party	409	39,500
Other expense, net	(3)	(3,052)
(Loss) income from continuing operations before income taxes	(38,674)	9,514
Income tax expense	(43)	(183)
(Loss) income from continuing operations	(38,717)	9,331
Income from discontinued operations	—	2,682
Net (loss) income	$(38,717)	$12,013
See accompanying notes to the consolidated financial statements

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	Year ended
(in thousands, except share and per share amounts)	May 25, 2025	May 26, 2024
Net (loss) income	$(38,717)	$12,013
Preferred stock dividends	(3,318)	—
Accretion of preferred stock to redemption value	(192)	—
Fair value of conversion ratio improvement to preferred stockholders	(2,132)	—
(Loss) income available to common stockholders	$(44,359)	$12,013

Basic income or loss per share:
(Loss) income from continuing operations available to common stockholders	$(1.27)	$0.30
Income from discontinued operations	—	0.09
Basic (loss) income per share	$(1.27)	$0.39

Diluted income or loss per share:
(Loss) income from continuing operations available to common stockholders	$(1.27)	$0.26
Income from discontinued operations	—	0.07
Diluted (loss) income per share	$(1.27)	$0.33

Weighted average shares outstanding:
Basic	34,818,906	30,474,298
Diluted	34,818,906	36,658,186
See accompanying notes to the consolidated financial statements

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
(dollars in thousands)	Shares	Amount	Shares	Amount
Balance at May 26, 2024	42,461	$42,587	30,562,961	$31	$177,807	$(166,523)	$11,315
Issuance of stock, net of fees	—	—	5,928,775	6	23,844	—	23,850
Dividends paid-in-kind	3,275	3,318	—	—	(3,318)	—	(3,318)
Accretion to redemption value	—	192	—	—	(192)	—	(192)
Settlement of stock-based awards	—	—	611,012	—	(1,270)	—	(1,270)
Retirement of shares	—	—	(76,514)	—	(490)	—	(490)
Stock-based compensation	—	—	—	—	10,158	—	10,158
Net loss	—	—	—	—	—	(38,717)	(38,717)
Balance at May 25, 2025	45,736	$46,097	37,026,234	$37	$206,539	$(205,240)	$1,336

Balance at May 28, 2023	39,420	$39,318	30,322,169	$30	$174,276	$(178,536)	$(4,230)
Dividends paid-in-kind	3,041	3,078	—	—	(3,078)	—	(3,078)
Accretion to redemption value	—	191	—	—	(191)	—	(191)
Settlement of stock-based awards	—	—	—	—	(152)	—	(152)
Exercise of stock options, net	—	—	240,792	1	723	—	724
Stock-based compensation	—	—	—	—	6,229	—	6,229
Net income	—	—	—	—	—	12,013	12,013
Balance at May 26, 2024	42,461	$42,587	30,562,961	$31	$177,807	$(166,523)	$11,315
See accompanying notes to the consolidated financial statements

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
(in thousands)	May 25, 2025	May 26, 2024
Cash flows from operating activities:
Net (loss) income	$(38,717)	$12,013
Adjustments to reconcile net income or loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,027	7,954
Stock-based compensation	10,158	6,201
Non-cash interest expense	20,247	15,442
Change in debt derivative liability, related party	(409)	(39,500)
Loss on sale or disposal of assets	7,776	18
Gain on settlement of lease liability	(2,642)	—
Other, net	49	1,828
Changes in operating assets and liabilities:
Accounts receivable	(2,262)	(3,263)
Contract assets	(2,910)	871
Inventories	7,688	862
Other assets	378	2,854
Accounts payable	(1,670)	(6,676)
Accrued expenses and other liabilities	(5,919)	1,653
Net cash (used in) provided by operating activities	(206)	257
Cash flows from investing activities:
Purchases of property, plant, and equipment	(13,415)	(18,395)
Proceeds from sale of equipment	7,000	—
Net cash used in investing activities	(6,415)	(18,395)
Cash flows from financing activities:
Issuance of common stock, net of fees	23,850	—
Payments on revolving credit facility	(145,758)	(146,704)
Proceeds from revolving credit facility	128,567	149,586
Payments of debt principal	(930)	(714)
Payments for debt issuance costs	(435)	(231)
Customer deposit	—	5,000
Proceeds from exercise of stock options	—	724
Proceeds from finance lease incentive	2,400	—
Payments related to employee stock plans	(1,270)	(152)
Net cash provided by financing activities	6,424	7,509
Net decrease in cash and cash equivalents	(197)	(10,629)
Cash and cash equivalents, beginning of period	8,462	19,091
Cash and cash equivalents, end of period	$8,265	$8,462
*For supplemental cash flow information see note 1.
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands of U.S. dollars, except share and per share values)
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
Basis of presentation
The Company’s fiscal year was the 52- or 53-week period that ended on the last Sunday of May. Quarters within each fiscal year ended on the last Sunday of August, November, and February. In instances where the last Sunday resulted in a quarter being twelve weeks in length, the Company’s policy was to extend that quarter to the following Sunday. A fourteenth week was included in the fiscal year every five or six years to realign the Company’s fiscal quarters with calendar quarters.
Certain prior period amounts in the balance sheet, the statement of cash flows and the notes to the financial statements have been reclassified to conform to the current period presentation.
Basis of consolidation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated.
Use of estimates
The preparation of financial statements and the notes to the financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; recognition and measurement of current and deferred income tax assets and liabilities; the net realizable value of inventories; the valuation and recognition of stock-based compensation; and the valuation of the debt derivative liability. Actual results may differ from management’s estimates.
Supplemental disclosures of cash flow information
The following table presents supplemental cash flow information:

	Year ended
	May 25, 2025	May 26, 2024
Cash paid for income taxes, net	$46	$72
Cash paid for interest	1,907	2,730
Non-cash investing and financing activities:
Purchases of property, plant, and equipment in accounts payable	1,539	7,858
Non-cash portion of sale of property, plant and equipment via note receivable	9,590	—
Increases to property, plant and equipment from finance leases	2,737	—
Capitalization of non-cash interest to property, plant, and equipment	3,049	3,150
Dividends paid-in-kind on Redeemable Convertible Preferred Stock	3,318	3,078

Discontinued operations
The Company previously operated a food business through its wholly-owned subsidiary, Curation Foods, Inc. (“Curation Foods”). The Company completed the sale or disposition of all Curation Foods subsidiaries during the fiscal year ended May 26, 2024. Upon completion of the dispositions, it ceased to operate the Curation Foods business. Interest and income tax expense were not allocated to discontinued operations due to their immateriality.
During the fiscal year ended May 26, 2024, the Company reached settlement agreements related to the Curation Foods business that resulted in the receipt of cash payments totaling $2,682, which were recognized as income from discontinued operations in the fiscal year ended May 26, 2024. The $2,682 cash received is included in net cash from operating activities on the consolidated statements of cash flows.
Income or loss per share
Net loss per common share is computed using the two-class method required due to the participating nature of the Series A Convertible Preferred Stock, which is redeemable under certain circumstances either by the Company or by the holder thereof (the “Redeemable Convertible Preferred Stock”) (see note 11) given the rights to participate in dividends if declared on common stock. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In addition, as these securities are participating securities, the Company is required to calculate diluted net income or loss per share under the if-converted and treasury stock method in addition to the two-class method and utilize the most dilutive result. In periods where there is a net loss, no allocation of undistributed net loss to the Series A Convertible Preferred stockholders is performed as the holders of these securities are not contractually obligated to participate in the Company’s losses.
Basic income or loss per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted income or loss per share reflects the potential dilution as if securities or other contracts to issue the Company’s common stock, par value $0.001 per share (“Common Stock”) were exercised or converted into Common Stock. The Company’s diluted common equivalent shares consist of Redeemable Convertible Preferred Stock, stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”). Dilution related to stock options, RSUs and PSUs is calculated using the treasury stock method, which includes the assumed repurchase of common shares from cash received upon stock option exercises, and unrecognized compensation expense. The potential dilutive effect of the Redeemable Convertible Preferred Stock is calculated using the if-converted method assuming the conversion as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive.
Reportable segments
The Company’s Chief Operating Decision Maker (“CODM”), the President and Chief Executive Officer, manages CDMO and HA (defined below) manufacturing operations on the basis of a single, integrated segment. The CODM's review of financial results includes the consolidated financial statements of the Company, which the Company used to aid its determination that net income or loss is the measure of single-segment performance. Asset information is not separately identified nor internally reported to the Company’s CODM.
Entity-wide disclosures of revenue by geographic area are presented based on the customer location.
Concentrations of risk
Cash, accounts receivable and a note receivable are financial assets that potentially subject the Company to concentrations of credit risk. Company policy limits, among other things, the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. The Company maintains cash in U.S. bank accounts, the balances of which generally exceeds the federally insured limit. A significant portion of accounts receivable is concentrated with a few large customers as described further in note 4. The note receivable was paid in June 2025.

Cash and cash equivalents
The Company records all highly liquid securities with original maturities of three months or less when acquired as cash equivalents. Cash equivalents consist mainly of money market funds. The market value of cash equivalents approximates their historical cost given their short-term nature.
Accounts receivable, net of allowance for credit losses
Accounts receivable generally represent amounts billed for services provided under customer contracts and are recorded at the invoiced amount net of an allowance for credit losses, if necessary. Management applies judgment in assessing the ultimate realization of our receivables, and estimates an allowance for credit losses based on various factors, such as the aging of our receivables, historical collection experience, current and future economic market conditions, and the financial condition of our customers.
Inventory
Inventory consists of raw materials, work in process and finished goods related to sterile injectable pharmaceutical products in syringes, vials and cartridges. This includes premium, pharmaceutical-grade hyaluronic acid (“HA”) in bulk form as well as formulated and filled syringes, vials and cartridges for injectable products.
Inventory is stated at the lower of cost (using the first-in, first-out method) or net realizable value. Work in process and finished goods cost includes the purchase price of applied raw materials, direct labor costs and allocated overhead primarily in the form of indirect labor and property, plant and equipment costs.
Adjustments to inventory are determined at the raw materials, work-in-process, and finished goods levels to reflect obsolescence or impaired balances. Factors influencing inventory obsolescence include changes in demand, product life cycle, product pricing, physical deterioration, and quality concerns.
Goodwill and intangible assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired by the Company in a business combination. Goodwill is not amortized but assessed for impairment on an annual basis or more frequently if impairment indicators exist. The impairment analysis for goodwill consists of an optional qualitative assessment, potentially followed by a quantitative analysis. If the Company determines that the carrying value of its reporting unit exceeds its fair value, an impairment charge is recorded for the excess.
The Company performs its annual goodwill impairment test in the fiscal fourth quarter, or whenever an event or change in circumstances occurs that would require a reassessment of the impairment of goodwill. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance, actual and anticipated changes in industry and market conditions, and competitive environments. As a result of the most recent annual goodwill impairment test, the Company determined that there was no impairment of goodwill.
Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful life. The Company is required to review the carrying value of intangible assets for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Property, plant and equipment, net
Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are as follows: five to ten years for furniture and fixtures; three to ten years for computer equipment; seven to twenty-five years for machinery and equipment; seven to forty years for buildings and building improvements; and the shorter of the lease term or useful life for leasehold improvements. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization expense for these assets is recorded either in cost of goods sold or selling, general and administrative expenses in the consolidated statements of operations, depending on the asset and its intended use.
The Company capitalizes interest on construction in process projects. To determine the capitalization rate, management uses judgment with the objective of achieving a reasonable measure of the cost of financing those projects that theoretically could have been avoided if funding for the project had instead been used to repay debt.
The Company reviews the carrying value of property and equipment for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of individual assets or asset groups may not be recoverable. The Company conducts a quarterly review to determine if construction in process activities have gone idle and, if so, ceases to capitalize interest on idle projects.
The Company capitalizes software development costs for internal use. Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company depreciates such costs on a straight-line basis over estimated useful lives of three to seven years, and the depreciation expense is recorded either in cost of goods sold or selling, general and administrative expenses in the consolidated statements of operations, depending on the asset and its intended use.
Impairment of long-lived assets
Long-lived assets or asset groups are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets or asset groups is measured by comparison of the carrying amount of the asset to the net undiscounted future cash flow expected to be generated from the asset or asset group. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets or asset group, its carrying value is adjusted to fair value. The Company regularly evaluates its long-lived assets for indicators of possible impairment.
Debt
The Company capitalizes debt issuance costs related to term debt as an offset to the carrying value of the debt and amortizes these costs over the term of the agreement using the effective interest method. The Company capitalizes debt issuance costs related to revolving credit lines as other assets on the balance sheet and amortizes the costs over the life of the credit line using the straight-line method, as the effective interest method cannot be applied to the variable borrowings under these instruments. Amortization of deferred issuance costs is included as a component of interest expense in the consolidated statements of operations.
Revenue recognition
The Company follows a five-step, principles-based model to recognize revenue upon the transfer of promised goods or services to customers at an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. Revenue is recognized when or as the Company satisfies its performance obligations under a contract and control of the product is transferred to the customer. Standard terms of sale are generally included in contracts and purchase orders. Lifecore’s standard payment terms with its customers generally range from 30 days to 60 days.

The following sections provide additional details about the Company’s revenue recognition policies:
CDMO
Lifecore provides aseptic formulation and filling of syringes, vials and cartridges for injectable products used for medical purposes. In instances where the customer contracts with the Company for aseptic filling, the filled goods are distinct in the context of the contract. Lifecore generally recognizes revenue for these products at the point in time when the product is released through the completion of the certificate of analysis.
Lifecore provides product development services to assist its customers in obtaining regulatory approval for the commercial sale of their device or drug product. These services include analytical method development and validation, formulation development, sterile filtration, process scale-up, pilot studies, stability studies, process validation and production of materials for clinical studies. The promised services are not individually distinct in the context of the contract; rather, they are highly interdependent such that Lifecore would not be able to fulfill its promise by transferring any of the goods or services independently. Revenues generated from product development services are recognized over time, as Lifecore is creating an asset unique to each customer without alternative use and has an enforceable right to payment, including a reasonable profit margin, for performance completed to-date. The Company determined that labor hours, the primary input to such arrangements, are the best and most accurate measure of progress and measures that progress as a proportion of total estimated hours for an individual arrangement.
HA manufacturing
Lifecore manufactures and sells pharmaceutical-grade, non-animal-sourced hyaluronic acid (“HA”) using our proprietary, fermentation-based HA process in bulk form as well as for use in formulated and filled syringes and vials for customers’ injectable products used in treating a broad spectrum of medical conditions and procedures. The HA produced is distinct as customers are able to utilize the product provided under HA supply contracts when they obtain control. Lifecore recognizes revenue for these products at the point in time when legal title to the product is transferred to the customer, which is at the time shipment is made.
Other revenue policies
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
The Company accounts for shipping and handling as fulfillment activities, and not as a separate performance obligation. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. Amounts billed to third-party customers for shipping and handling are included as a component of revenues. Shipping and handling costs incurred are included as a component of cost of products sold.
Defined contribution plan
The Company sponsors a defined contribution 401(k) plan which is available to all full-time Lifecore employees and allows participants to contribute from 1% to 50% of their salaries, up to the Internal Revenue Service limitation into designated investment funds. The Company matches 100% on the first 3% and 50% on the next 2% contributed by an employee. Employee and Company contributions are fully vested at the time of the contributions. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For fiscal years ended May 25, 2025 and May 26, 2024, the Company contributed $1,500 and $1,664, respectively, to the plan.

Stock-based compensation
The Company issues stock-based awards to employees and non-employee directors in the form of stock options, RSUs and PSUs. The Company recognizes compensation expense for stock options and RSUs awards based on their estimated fair value on the date of grant on a straight-line basis over the vesting period of the award. The Company recognizes compensation expense for PSUs over the requisite service period, which is generally the vesting period of the award. The Company accounts for forfeitures as they occur. Stock options are exercisable generally for a period of seven years from the date of grant and generally vest over four years. RSUs generally vest in one to three years. All vesting is subject to continued service.
The grant date fair value of stock options is estimated using the Black-Scholes option pricing model which relies upon management’s estimates and assumptions of the expected stock price volatility, the life of the award and the risk-free interest rate. The Company estimates volatility using the historical share price performance over the expected life of the option. RSUs are valued at the closing market price of the Common Stock on the date of grant. PSUs are valued on the grant date through the use of a Monte Carlo simulation model which relies upon management’s estimates and assumptions of the expected stock price volatility, the life of the award and the risk-free interest rate. The Company estimates volatility using the historical share price performance over the expected life of the award.
Income taxes
The Company measures deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The Company maintains valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company considers such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.
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
Derivative financial instruments
The Company accounts for put and call options embedded in the term debt in accordance with U.S. GAAP, which generally requires companies to bifurcate put and call options embedded in the Term Loan Credit Facility (as defined in note 10) from their host instruments and to account for them as free standing derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument that is required to be bifurcated, the bifurcated derivative instruments are accounted for as separate derivative instruments.

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
Leases
The Company determines if an arrangement is a lease at inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Right-of-use assets are measured at cost and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is a quoted rate based on the understanding of what the Company’s credit rating would be. Options to extend the lease are included in the lease term if the options are reasonably certain to be exercised. The Company’s lease agreements do not contain any material residual value guarantees.
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
In a sale-leaseback transaction, the Company determines if it relinquished control of the assets to the buyer-lessor. If control is not relinquished, it does not derecognize the asset and does not apply the lease accounting model.
Operating lease assets are included in other assets and operating lease liabilities are presented in accrued expenses and other current liabilities and other liabilities on the consolidated balance sheets. Finance lease assets are included in property, plant and equipment and finance lease liabilities are classified as debt.

Related party transactions
For each material transaction with a related party, the Company discloses the nature of the relationship, a description of the transactions, and the amounts due to or from the related party as required by U.S. GAAP. See note 17.
Recent accounting pronouncements
In November 2023, accounting standards update 2023-07 was issued to enhance disclosure of significant expenses that are regularly provided to the chief operating decision maker and are included with each reported measure of segment profit and loss. The update also specifies that companies with a single reportable segment are subject to this standard. The update became effective for this annual reporting period ended May 25, 2025 and was applied retrospectively to all periods presented. There was no impact on the Company’s reportable segments identified, and additional required disclosures have been included in notes 1 and 3.
In December 2023, accounting standards update 2023-09 was issued to improve income tax disclosures. This update includes disclosure of disaggregated information about both the effective tax rate reconciliation and income taxes paid. This update is effective for annual periods beginning after December 15, 2024, which will be for our transition period ending December 31, 2025, with early adoption permitted. The amendments in this update may be applied prospectively or retrospectively. Management is currently evaluating the impact that the adoption of this update will have on its financial statements.
In November 2024, accounting standards update 2024-03 was issued to require more detailed disclosures related to certain costs and expenses. The guidance requires entities to disclose amounts of certain expense categories included in expense captions presented on the face of the income statement, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-03, as clarified by ASU 2025-01, is effective for public entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Management is currently evaluating the impact that the adoption of this update will have on its financial statements.
In July 2025, accounting standards update 2025-05 was issued to improve the measurement of credit losses for accounts receivable and contract assets. The guidance provides a practical expedient for all entities to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the assets. The update aims to reduce the cost and complexity of estimating credit losses while maintaining decision-useful information for financial statement users. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. Management is currently evaluating the impact that the adoption of this update may have on its financial statements.
Management has evaluated recently issued accounting pronouncements outside of those mentioned above and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

2.    Income or loss per share
The following table presents the reconciliation of weighted average shares used in the computation of basic and diluted income or loss per share:

	Year ended
	May 25, 2025	May 26, 2024
Weighted average shares for basic income or loss per share	34,818,906	30,474,298
Redeemable Convertible Preferred Stock	—	5,846,612
Stock options, RSUs and PSUs	—	337,276
Weighted average shares for diluted income or loss per share	34,818,906	36,658,186
Due to the Company’s net loss for the fiscal year ended May 25, 2025, the diluted loss per share is calculated using only the basic weighted average common shares outstanding and thus excludes the following securities on an as-converted basis as of May 25, 2025.

May 25, 2025
Redeemable Convertible Preferred Stock	7,000,626
Stock options	1,260,299
RSUs	1,519,287
PSUs	2,545,000
Total	12,325,212
See note 11 for more information about Redeemable Convertible Preferred Stock and note 13 for more information about stock options, RSUs and PSUs.
3.    Segment reporting for single reportable segment
The following table presents the components of net income or loss, which is the measure of profit or loss used for our single reportable segment:

	Year ended
	May 25, 2025	May 26, 2024
Revenues	$128,867	$128,261
Personnel costs(1)	50,377	53,292
Materials and non-depreciation overhead(2)	51,018	48,540
Depreciation and amortization	8,027	7,954
Stock-based compensation	10,158	6,201
Reorganization costs	10,481	9,796
Loss on sale or disposal of assets	7,776	18
All other operating expenses(3)	8,275	11,304
Interest expense, net	21,835	18,090
Change in fair value of debt derivative liability	(409)	(39,500)
Other expense, net	3	3,052
Income tax expense	43	183
Income from discontinued operations	—	(2,682)
Net (loss) income	$(38,717)	$12,013

(1)Includes all wages and salary, bonus, employer taxes, and employee benefit plan expenses
(2)Represents cost of goods sold, excluding direct labor and all personnel cost and depreciation allocations
(3)Includes expenses for accounting, legal and other professional services, software licensing, insurance costs, public company costs and board fees.
For the fiscal year ended May 25, 2025, the Company earned revenue of approximately 60% in the United States, 20% in Belgium, 10% in Netherlands and 10% in all other countries combined. For the fiscal year ended May 26, 2024, the Company earned revenue of approximately 65% in the United States, 10% in Belgium, 5% in Netherlands and 20% in all other countries combined.
4.    Accounts and note receivable
Accounts receivable
Four of the Company’s customers had accounts receivable concentrations of 10% or greater as of May 25, 2025, with those customers comprising 37%, 14%, 11% and 11% of accounts receivable. Two of the Company’s customers had accounts receivable concentrations of 10% or greater as of May 26, 2024, with those customers comprising 34% and 18% of accounts receivable.
Changes in the allowance for credit losses related to accounts receivable are as follows:

	Year ended
	May 25, 2025	May 26, 2024
Beginning balance	$711	$485
Provision	658	263
Charge-offs	(18)	(37)
Balance at May 25, 2025	$1,351	$711
The primary factor that is currently influencing our estimate of expected credit losses is the knowledge of certain customers whose development projects are awaiting additional funding.
Note receivable
On January 7, 2025, the Company accepted a $10,000 note as a portion of the proceeds from the sale of certain excess equipment described in note 6. The note would have matured on July 7, 2026 and was receivable in whole or in part at any time prior to maturity without penalty or premium. Otherwise, the note was scheduled to be collected as follows: $4,000 on July 7, 2025, $4,000 on January 7, 2026 and $2,000 on July 7, 2026.
The note was interest-free through July 7, 2025, and thereafter principal would have earned interest at the U.S. prime rate plus 1% until repayment. Management concluded that interest should have been imputed for the full duration of the note at an effective interest rate of 8.5%, representing the stated rate as of May 25, 2025. As a result, the Company recorded an initial discount of $410 as an offset to the noncurrent portion of the note based on its maturity date.
As of May 25, 2025, the note receivable of $10,000, net of discount of $99, was classified on our balance sheet as follows: $8,000 as a standalone current asset and $1,901 as a component of other assets. Interest income of $205 is included on our statement of operations within interest expense, net.
On June 11, 2025, the note holder paid the note in full.

5.    Inventory
Inventories consisted of the following:

	May 25, 2025	May 26, 2024
Finished goods	$13,379	$14,924
Raw materials	10,169	13,140
Work in process	8,743	11,915
Inventory	$32,291	$39,979
6.    Property, plant, and equipment, net
All property, plant and equipment is located in the United States. The following table presents the components of property, plant and equipment:

	May 25, 2025	May 26, 2024
Land and land improvements	$3,739	$3,739
Buildings and building improvements	63,732	62,874
Machinery and equipment	61,183	61,013
Computer equipment and software	8,373	8,290
Furniture and fixtures	1,635	1,631
Construction in process	42,231	39,151
Idle construction in process	5,525	22,801
Property, plant, and equipment, gross	186,418	199,499
Less: accumulated depreciation and amortization	(57,412)	(50,334)
Property, plant, and equipment, net	$129,006	$149,165
Most of the value of construction in process is related to two projects: (i) an aseptic isolator-filler that will significantly increase manufacturing capacity and is expected to be placed into service during the transition period ending December 31, 2025; and (ii) an idle plant improvement project that supports the Company’s plans for future revenue growth.
On January 7, 2025, the Company entered into an agreement for the sale of certain excess equipment. The aggregate purchase price was $17,000. Lifecore received $7,000 cash and paid fees of $752 at closing. Lifecore also accepted a note for the remainder of the proceeds (see note 4) and recorded current and noncurrent payables of $800 and $200, respectively, for selling fees due to a third-party broker. The note and the payables were each cash-settled in June 2025. The sale resulted in a $21,239 reduction in idle construction in process. The Company recorded a loss on the sale of the equipment of $6,400, which is included with other losses of $586 for the fiscal year ended May 25, 2025, respectively, in loss on sale or disposal of assets, net of portion classified as cost of sales, within the statement of operations. The Company also recognized other losses on disposal of assets of $790 as cost of sales within the statement of operations.
Depreciation and amortization expense for property, plant, and equipment for the fiscal years ended May 25, 2025 and May 26, 2024 was $8,027 and $7,954, respectively.

7.    Accrued expenses and other current liabilities
The following table presents the components of accrued expenses and other current liabilities:

	May 25, 2025	May 26, 2024
Accrued compensation	$6,144	$6,165
Accrued payable to Redeemable Convertible Preferred Stock holders	4,499	3,471
Contract liabilities, related party	2,731	1,025
Current portion of debt	2,664	170
Accrued customer pass-through expenditures	1,911	3,509
Current portion of debt, related party	773	773
Contract liabilities	684	1,088
Current portion of operating lease liabilities	387	3,963
Other	2,165	2,374
Accrued expenses and other current liabilities	$21,958	$22,538
8.    Restructuring costs
During fiscal year 2020, the Company commenced a multi-year restructuring plan to improve profitability and to redesign the organization to focus on strategic assets so that it could compete and thrive as a standalone public CDMO business. Management finished incurring expenses under this plan during fiscal year 2025. Types of costs associated with this plan include: (i) employee termination costs, as a result of multiple reductions-in-force; and (ii) other costs related to the sale of non-strategic assets, including contract termination costs and asset write-offs. These costs are included as a separate caption on the statements of operations.
The following table presents the restructuring costs or recovery recognized during the period:

	Year ended
	May 25, 2025	May 26, 2024
Employee termination	$1,423	$234
Other	(3,170)	1,422
Total	$(1,747)	$1,656
The following table presents a reconciliation of the beginning and ending restructuring liabilities:

	Employee termination	Other	Total
Balance at May 28, 2023	$1,600	$1,397	$2,997
Expense	234	1,422	1,656
Payments	(1,617)	(1,391)	(3,008)
Other	—	3,126	3,126
Balance at May 26, 2024	217	4,554	4,771
Expense (recoveries)	1,423	(3,170)	(1,747)
Payments	(1,368)	(1,185)	(2,553)
Balance at May 25, 2025	$272	$199	$471

The following table presents the balance sheet classification of restructuring liabilities:

	May 25, 2025	May 26, 2024
Current portion of operating lease liabilities	$—	$3,575
Accrued expenses and other current liabilities – accrued compensation	272	217
Accrued expenses and other current liabilities – other	199	979
Restructuring liabilities	$471	$4,771
Under the multi-year restructuring plan, the Company incurred total costs of $5,756 related to employee termination and $10,216 related to other actions. No additional costs will be incurred under this plan.
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
Because recovery of amounts is contingent upon a legal settlement, no amounts have been recorded as recoverable costs through May 25, 2025.
Investor dispute
On December 23, 2024, 22NW Fund, L.P. (“22NW”), a holder of shares of the Company’s Common Stock and Series A Redeemable Convertible Preferred Stock (see note 11), filed a complaint against the Company, two former officers, and five former or current directors in the Commercial Division of the Supreme Court of the State of New York, New York County. The complaint seeks money damages (including compensatory damages, court costs, and attorneys’ fees) for (i) alleged material misrepresentations by the Company on which 22NW allegedly relied when purchasing shares of the Series A Redeemable Convertible Preferred Stock and Common Stock, (ii) alleged breaches of certain express representations in the stock purchase agreement through which 22NW acquired its shares, and (iii) registration delay fees owed under a registration rights agreement entered into in connection with the issuance of the Series A Redeemable Convertible Preferred Stock. The complaint also seeks the equitable remedy of specific performance under the aforementioned stock purchase agreement, requesting an order compelling the Company to file a proxy statement with the SEC and to hold a stockholder meeting to seek the approval of the removal of the current cap on the conversion of Series A Redeemable Convertible Preferred Stock into Common Stock as set forth in the Certificate of Designations related to the Redeemable Convertible Preferred Stock.
On February 24, 2025, the Company filed a motion to dismiss all claims against it except for the claims relating to the registration delay fees. The individual defendants filed separate motions to dismiss the complaint against them in its entirety. Those motions were fully briefed on April 9, 2025. The Court has not scheduled a hearing on the motions or stated whether it will do so. On March 27, 2025, the Court issued a case management order setting forth an initial schedule for discovery, which is ongoing.

The Company intends to vigorously defend itself and its former officers and directors in this action. Any potential loss arising from these claims is not currently probable or estimable. The Company has, however, accrued for the registration delay fees sought by 22NW (see note 11). The Company also held a Special Meeting of Stockholders on April 10, 2025, at which time the stockholders approved the removal of the cap on the conversion of Series A Redeemable Convertible Preferred Stock into Common Stock.
Class action complaint
On July 29, 2024, a putative class action complaint was filed on behalf of stockholders of the Company in the United States District Court of Minnesota against the Company and certain of its named executive officers. The complaint generally alleges that statements made to the Company’s stockholders between October 7, 2020, and March 19, 2024 regarding the Company’s financial results, internal controls, remediation efforts, periodic reporting, and financial prospects were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs, and attorneys’ fees. On November 15, 2024, the Court appointed co-lead plaintiffs and their respective counsel. The co-lead plaintiffs filed an amended complaint on January 24, 2025 which contained substantially similar allegations and claims as those set forth in the original complaint. The Company filed a motion to dismiss the complaint on March 25, 2025, and the plaintiffs filed their opposition to the motion to dismiss on May 23, 2025. The Company continues to believe that the claims are without merit and intends to vigorously defend against them. Any potential loss arising from this claim is not currently probable or estimable.
SEC subpoena
On February 16, 2024, the Chicago Regional Office of the SEC issued a subpoena to the Company seeking documents and information concerning the financial statement restatement. The Company is cooperating with the SEC. We cannot predict the duration or outcome of this matter at this time.
Landlord complaints
On January 12, 2024, the landlord for a property leased by Curation Foods filed a complaint of unlawful detainer against the Company in Santa Barbara County Superior Court, seeking possession of the building and alleging past due rent of approximately $171. On February 29, 2024, Curation Foods surrendered possession of the premises to the landlord. The unlawful detainer action was converted to an ordinary civil action. The landlord filed an amended complaint against both Curation Foods and the Company seeking to recover all rent which will accrue through the expiration of the lease, less any sums landlord collects from a replacement tenant. On March 24, 2025, the parties entered into a settlement agreement and resolved this matter. See note 16.
Compliance matters
On December 1, 2018, the Company acquired all of the voting interests and substantially all of the assets of Yucatan Foods L.P. (“Yucatan”, collectively the “Yucatan Acquisition”), which owns a guacamole manufacturing plant in Mexico called Procesadora Tanok, S de RL de C.V. (“Tanok”).

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
On November 16, 2023, the Company and the DOJ executed a letter (“Declination Letter”) in which the DOJ has declined to prosecute the Company for violations of the FCPA involving the Company’s formerly-held subsidiary, Yucatan. Pursuant to the Declination Letter, in connection with the DOJ’s declination to prosecute, in fiscal year 2023 the Company agreed to pay disgorgement in the amount of $407, and to continue to fully cooperate with any ongoing government investigations and any prosecutions that might result in the future. The Company paid the disgorgement amount in full in fiscal year 2024.
On September 2, 2020, one of the former owners of Yucatan filed a lawsuit against the Company in Los Angeles County Superior Court for breach of employment agreement, breach of contract, breach of holdback agreement, declaratory relief and accounting, and related claims. The Plaintiff sought over $10,000 in damages, including delivery of shares of his stock held in escrow for the indemnification claims described above. On November 3, 2020, the Company filed an answer and cross-complaint against the Plaintiff and other former equity holders of Yucatan for fraud, indemnification, and other claims, and seeking no less than $80,000 in damages. In fiscal years 2022, 2023 and 2024, the Company reached settlements with several of the cross-defendants, pursuant to which the settling cross-defendants agreed that certain of the shares of stock they received when the Company acquired Yucatan either be sold and the proceeds paid to the Company, or that those shares be released to the Company. The trial for the remaining defendants was severed into two trials by the Court:
•The first trial involved claims by and against one defendant only. This trial concluded on October 18, 2024, and final judgment was entered on March 21, 2025, with offsetting verdicts that resulted in a net award in the Company’s favor of $902 against the defendant and an award of recoverable costs of $275 for a total judgment of $1,177. The Company filed a notice of appeal on June 9, 2025 and the Plaintiff filed a notice of cross-appeal on July 1, 2025.
•The second trial for the other defendants will involve only the Company’s claims against them, and there are no claims made by those defendants against the Company. That second trial has been stayed by the Court pending a final judgment, including any appeal, in the first trial.
•The Plaintiff filed a new complaint seeking over $15,000 in damages and delivery of shares of his stock held in escrow, and served it on the Company on June 30, 2025. The Plaintiff’s new lawsuit arises out of the same allegations as his earlier lawsuit, asserts the same claims, and seeks the same damages. The Company will oppose the new complaint and seek to dismiss on the grounds it is duplicative of the first lawsuit.

The ultimate outcome of these or any other investigations, legal actions, or potential claims that may arise from the matters related to the litigation remains uncertain. The Company cannot reasonably predict the timing or outcomes, or estimate the amount of final judgments, or the effect, if any, they may have on its financial statements. Separately, future rulings from the Court will affect pending claims against the severed defendants for indemnification under provisions in the purchase agreement. Because recovery of amounts is still contingent upon the resolution of certain issues, no amounts have been recorded as recoverable costs through May 25, 2025.

10.    Debt
The following table presents the components of debt:

	May 25, 2025	May 26, 2024
Debt principal:
Term loan credit facility with related party	$173,508	$157,313
Revolving credit facility	2,500	19,691
Leaseback liability with related party	6,377	7,150
Finance lease liability	5,965	3,385
Debt principal	188,350	187,539
Unamortized debt discount on term loan credit facility with related party	(57,914)	(62,871)
Total debt, net of discounts	$130,436	$124,668
Classification on consolidated balance sheet:
Accrued expenses and other current liabilities	$3,437	$943
Debt, net of current portion	5,801	22,906
Debt, net of current portion, related party	121,198	100,819
Total debt, net of discounts	$130,436	$124,668
The following table presents future minimum principal payments:

Fiscal year:
2026	$3,437
2027	967
2028	1,001
2029	174,546
2030	1,052
Thereafter	7,347
Debt principal	$188,350
The following table presents the classification of interest in the consolidated financial statements:

	Year ended
	May 25, 2025	May 26, 2024
Expensed in statement of operations	21,835	18,090
Capitalized to property, plant and equipment	3,049	3,150
Total interest incurred	$24,884	$21,240

As of May 25, 2025, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility.
Term Loan Credit Facility
On May 22, 2023, the Company entered into a Credit and Guaranty Agreement (the “Term Loan Credit Facility”) with Alcon Research, LLC (“Alcon”). The Term Loan Credit Facility refinanced in full all obligations of the Company and their subsidiaries under its prior term loan credit facility. This facility has been amended three times for the purpose of (i) enhancing and clarifying certain reporting requirements; and (ii) most recently on November 26, 2024, to provide limited waivers of potential events of default and permit the Company to retain cash proceeds from the recent sale of the isolator-filler (see note 6).
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
As of May 25, 2025, the Company’s effective annual interest rate under the Term Loan Credit Facility was 20.9%.
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
Revolving Credit Facility
On December 31, 2020, the Company entered into a revolving credit agreement with BMO Harris Bank, N.A. (“BMO,” collectively the “Revolving Credit Facility”). The Revolving Credit Facility has been amended nine times for the purpose of (i) providing limited waivers from historical events of default; (ii) as a result of discontinued operations, reducing the maximum committed amount to its current level of $40,000; (iii) creating an additional $2,500 borrowing tranche beyond the maximum committed amount that must be repaid prior to any other borrowings (the “FILO Tranche”); and (iv) most recently on November 26, 2024, extending the maturity date to November 26, 2027, reducing the applicable interest rates and making certain other changes to the financial and reporting covenants.

The Company can make ordinary borrowings under the main tranche of the facility in an amount up to the lesser of (i) the maximum committed amount and (ii) a specified borrowing base calculated as of the end of each month. The monthly borrowing base is determined using specified percentages of qualifying accounts receivable and inventory that serve as collateral under the facility, net of reserves. As of May 25, 2025, the Company's borrowing base was $27,300, and the Company had no ordinary borrowings under this tranche. These borrowings, when outstanding, bear interest based on an average daily SOFR rate plus a spread of 2.50% per annum for a total interest rate of 8.69% as of May 25, 2025. The facility also bears a commitment fee on unused availability of 0.375% per annum.
As of May 25, 2025, the Company also had a $2,500 borrowing under the FILO Tranche of the facility. This borrowing bears interest at the same rate as ordinary borrowings as described above. This borrowing was repaid in June 2025 and as a result, this tranche was effectively terminated.
The following table presents average borrowings and interest rates for the periods presented:

	Year ended
	May 25, 2025	May 26, 2024
Average borrowings	$9,643	$18,971
Weighted average interest rate	9.04%	9.75%
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
Leaseback liability with related party
On May 22, 2023, the Company entered into an equipment sale and leaseback transaction with Alcon. The sale and leaseback did not meet the requirements for sale-leaseback accounting, which resulted in the creation of a $7,730 leaseback liability representing the Company's total payment obligation under the lease. The lease expires on the earlier of May 22, 2033 or the date on which the Company exercises its option to repurchase the leased equipment, at which time the Company must automatically repurchase the equipment for a nominal amount.
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
Redeemable Convertible Preferred Stock
On January 9, 2023, the Company issued 38,750 shares of Series A Convertible Preferred Stock, par value $0.001 per share, that is in certain cases redeemable at the option of the holder as discussed further below. The Redeemable Convertible Preferred Stock is convertible into shares of Common Stock at the election of the holders of the Redeemable Convertible Preferred Stock. The Redeemable Convertible Preferred Stock ranks senior to the Common Stock with respect to dividends, distributions and payments on liquidation, winding-up and dissolution. The Company recorded Redeemable Convertible Preferred Stock proceeds of $38,750, net of issuance costs of $668. The deduction for issuance costs is being amortized through June 29, 2026 as a charge to additional paid-in capital.
Dividends
The holders of Redeemable Convertible Preferred Stock are entitled to dividends at a rate of 7.5% per annum, or $75 per share, payable in-kind and compounding quarterly. The holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis. At May 25, 2025, there were $572 of dividends in arrears that had not yet been paid-in-kind in the form of additional shares of Redeemable Convertible Preferred Stock, representing $12.50 per preferred share. As of May 25, 2025 and May 26, 2024, the aggregate liquidation preference of the Redeemable Convertible Preferred Stock was $46,308 and $42,991, respectively.
Conversion
Each holder has the right, any time at its option, to convert its Redeemable Convertible Preferred Stock, in whole or in part, into fully paid and non-assessable shares of Common Stock at an initial conversion price equal to $7.00 per share. The conversion price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events, and is also subject to adjustment in the event of subsequent offerings of Common Stock or convertible securities by the Company for less than the conversion price. The issuance of 5,928,775 shares of Common Stock on October 3, 2024 triggered an adjustment to the conversion price to approximately $6.53 per share. In addition, in April 2025, the Company held a Special Meeting of Stockholders at which stockholders approved the removal of the 19.99% “exchange cap” on the issuance of Common Stock underlying the Redeemable Convertible Preferred Stock. As of May 25, 2025, the Redeemable Convertible Preferred Stock was convertible into 7,000,626 shares of Common Stock.
The Company may also elect to convert the Redeemable Convertible Preferred Stock, subject to certain conditions, if, for at least 20 consecutive trading days during the respective measuring period, the Company's closing stock price equals or exceeds $10.50 per share.

Redemption
The Redeemable Convertible Preferred Stock is redeemable by the holders after the earlier of June 29, 2026 or the termination or waiver of the restriction on cash dividends and/or redemptions that is set forth in the Company’s credit agreements. The redemption price for each share of Redeemable Convertible Preferred Stock is an amount equal to its liquidation preference. Until such date, it is redeemable contingent upon the occurrence of certain events that may be outside of the control of the Company. As a result, the Company has presented the Redeemable Convertible Preferred Stock as temporary equity on the consolidated balance sheets.
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
As of May 25, 2025, the Company had accumulated $5,034 of monetary penalties and interest under the registration rights agreement. The penalties accumulated because of delinquent filings of the Company’s annual and quarterly reports with the SEC, which caused the initial registration statement to cease to be effective. In October 2024, the Company completed the necessary SEC filings to regain the effectiveness of the registration statement. This caused monetary penalties to stop accruing. Meanwhile, interest continues to accrue on the penalty amount at a rate of 12% per annum until paid. Penalties are recorded in other expense, net, and interest is recorded in interest expense, net, on the consolidated statements of operations.
The Company initially paid $535 of these monetary penalties leaving a remaining accrual for penalties and interest of $4,499 as of May 25, 2025, which is included in accrued expenses and other current liabilities (see note 7).
12.    Revenue recognition
The Company disaggregates its revenue based on how it markets its products and services and reviews results of operations. The following table disaggregates revenues by major product lines and services:

	Year ended
	May 25, 2025	May 26, 2024
CDMO	$90,095	$96,616
HA manufacturing	38,772	31,645
Total	$128,867	$128,261

The following table disaggregates revenues by the timing of revenue recognition:

	Year ended
	May 25, 2025	May 26, 2024
Revenues recognized over time	$23,194	$29,361
Revenues recognized at a point in time	105,673	98,900
Total	$128,867	$128,261
During the fiscal year ended May 25, 2025, the Company had revenues concentrations of 10% or greater from three customers, with those customers comprising 44%, 18% and 10% of revenue. During the fiscal year ended May 26, 2024, the Company had revenues concentrations of 10% or greater from three customers, with those customers comprising 39%, 19% and 10% of revenue.
Contract assets primarily relate to the Company’s unconditional right to consideration for work completed but not billed at the reporting date. Contract liabilities primarily relate to payments received from customers in advance of performance under a contract.
The following table presents changes in contract assets and liabilities:

	Contract assets, current	Contract liabilities, current	Contract liabilities, noncurrent
Balance at May 26, 2024	$4,069	$(2,113)	$(4,960)
Changes to the beginning balance arising from:
Amounts billed as accounts receivable as the result of rights to consideration becoming unconditional	(4,069)	—	—
Recognition of revenue as the result of performance obligations satisfied	—	2,113	—
Reclassification of scheduled satisfaction of performance obligations from noncurrent to current due to passage of time	—	—	2,295
Net change to contract balances recognized after the beginning of the period due to amounts billed, recognition of revenue, changes in estimate, reclassifications from noncurrent to current, and interest from significant financing component	6,979	(3,415)	(360)
Balance at May 25, 2025	$6,979	$(3,415)	$(3,025)
Cash received in advance of services performed are recorded as deferred revenue.
13.    Stock-based compensation
The Company provides stock-based compensation to its employees under two plans:
•The 2019 Stock Incentive Plan became effective on October 16, 2019. This plan provides for the grant of stock options, stock grants, stock units and stock appreciation rights to employees, consultants and directors. Under the plan, no recipient may receive awards during any fiscal year that exceed 500,000 stock options, 250,000 stock grants or stock units, or 500,000 stock appreciation rights, nor may any non-employee director be granted awards in excess of $120. As of May 25, 2025, the Company had 2,030,822 common shares reserved for new awards under the 2019 Stock Incentive Plan.

•The Equity Inducement Plan became effective on March 20, 2024. This plan provides for the grant of equity awards to individuals that were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company. As of May 25, 2025, the Company had 298,387 common shares reserved for new awards under the Equity Inducement Plan.
The following table presents information about the fair value of stock-based awards:

	Stock options		PSUs
	Year ended		Year ended
	May 25, 2025	May 26, 2024	May 25, 2025	May 26, 2024
Weighted-average grant date fair value per share	$4.32	$3.91	3.85	4.66
Weighted-average assumptions used to determine grant-date fair value:
Expected life	4.4 years	4.4 years	5.0 years	5.0 years
Risk-free interest rate	4.0%	4.3%	3.7%	4.4%
Volatility	84%	58%	82%	78%
Dividend yield	—%	—%	—%	—%
The following table presents other information about stock-based awards:

	Year ended
	May 25, 2025	May 26, 2024
Weighted average grant-date fair value of RSUs awarded per share	$5.50	$7.48
Intrinsic value of stock options exercised	—	115
Fair value of RSUs vested per share	7.93	7.74
Fair value of PSUs vested per share	4.24	—
Tax benefit of options exercised	—	35
The following table presents information about stock option balances and activity:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at May 26, 2024	2,112,591	$10.88
Granted	755,775	6.64
Forfeited	(155,189)	7.49
Expired	(1,452,878)	11.04
Outstanding at May 25, 2025	1,260,299	8.57	4.5 years	$225,294
Exercisable at May 25, 2025	599,970	10.57	2.3 years	1,361
The intrinsic values presented in the table above were calculated as the excess, if any, of the market price or closing price of the Company’s Common Stock over the exercise price of the options multiplied by the number of options exercised, outstanding or exercisable, as applicable.

The following table presents information about recent RSU and PSU activity:

	RSUs		PSUs
	Shares	Weighted-average grant date fair value per share	Shares	Weighted-average grant date fair value per share
Outstanding at May 26, 2024	1,622,004	$7.83	1,500,000	$4.66
Granted	1,038,287	5.50	1,120,000	3.85
Vested	(756,547)	7.93	(75,000)	4.24
Forfeited	(384,457)	7.67	—	—
Outstanding at May 25, 2025	1,519,287	6.23	2,545,000	4.32
Stock-based compensation expense
The following table summarizes stock-based compensation by income statement line item:

	Year ended
	May 25, 2025	May 26, 2024
Cost of product sales	$856	$582
Research and development expense	(122)	168
Selling, general and administrative expense	9,424	5,451
Stock-based compensation expense	$10,158	$6,201
Most of the stock-based compensation expense arises from recent awards to our executive officers and other newly hired employees under the Equity Inducement Plan. Those awards include (i) RSUs that primarily vest on each of the first five anniversaries of the grant date; and (ii) PSU awards divided into ten equal tranches that will vest, if at all, based upon closing stock price milestones over a five-year performance period, and to the extent a PSU award tranche vests based on performance, 50% of the shares for each tranche will be issued immediately, and 50% of the shares will be issued on the one-year anniversary of the performance vesting date.
As of May 25, 2025, there was $13,865 of total unrecognized compensation expense related to unvested equity compensation awards granted under the Lifecore incentive stock plans. This total expense is expected to be recognized over a weighted-average period of 2.0 years.

14.    Income taxes
All of the Company’s income or loss from continuing operations before income tax is derived from its domestic operating subsidiaries. The following table presents the components of the provision for income taxes from continuing operations:

	Year ended
	May 25, 2025	May 26, 2024
Current:
Federal	$14	$(10)
State	148	37
Total	162	27
Deferred:
Federal	(124)	173
State	5	(17)
Total	(119)	156
Income tax provision	$43	$183
Income tax expense differs from the amount calculated using the 21% statutory U.S. federal income tax rate as follows:

	Year ended
	May 25, 2025	May 26, 2024
Tax at U.S. statutory rate	$(8,122)	$1,998
State income taxes, net of federal benefit	(197)	52
Compensation-related activity	799	418
Return to provision adjustments	213	3,136
Deferred tax write-offs	(748)	711
Tax credit carryforwards	(539)	(518)
Other	96	158
Change in valuation allowance	8,541	(5,772)
Income tax expense	$43	$183

The following table presents the components of deferred tax assets and liabilities reported in the balance sheets:

	Year ended
	May 25, 2025	May 26, 2024
Deferred tax assets:
Net operating loss carryforwards	$40,677	$40,806
Limitations on business interest expense	15,573	11,783
Research credit carryforwards	7,116	6,700
Capitalized research and development	3,767	2,916
Other	6,338	4,609
Deferred tax assets before valuation allowance	73,471	66,814
Less: valuation allowance	(54,714)	(46,173)
Deferred tax assets	18,757	20,641
Deferred tax liabilities:
Depreciation	(10,735)	(11,809)
Debt derivative liability and related debt discount	(7,026)	(7,911)
Other	(1,419)	(1,464)
Deferred tax liabilities	(19,180)	(21,184)
Net deferred tax liability	$(423)	$(543)
The Company continues to maintain a full valuation allowance against its U.S. and state deferred tax assets based on available positive and negative evidence, including historical losses during the most recent three-year period. The Company will re-evaluate the need for a valuation allowance in future periods based on its operating results as a standalone entity.
The following table presents the amounts and expiration dates of net operating loss and tax credit carryforwards as of May 25, 2025:

	Net operating loss carryforwards		Research and development credits
	Amount	Begin to expire	Amount	Life	Begin to expire
Federal	$172,048	2028	$3,858	20 years	2033
California	52,239	2025	2,058	unlimited	none
All other states	16,512	2025	2,024	15 years	2029
The Federal net operating loss carryforwards presented in the table above include $164,770 with no expiration date. The Company estimated utilization of $2,051 and $3,907 of Federal net operating loss carryforwards and no material state operating loss carryforwards for the fiscal years ended May 25, 2025 and May 26, 2024, respectively.
As of May 25, 2025, the total amount of net unrecognized tax benefits is $1,323, of which $1,186, if recognized, would affect the effective tax rate. No interest and penalties have been accrued as of May 25, 2025. The Company has not had, and does not expect to have, any significant increase or decrease to its unrecognized tax benefits within the next twelve months.
Due to tax attribute carryforwards, the Company is subject to examination for tax years 2012 forward for U.S. tax purposes. The Company was also subject to examination in various state jurisdictions for tax years 2012 forward.
New tax legislation was passed subsequent to year-end, see note 18 for additional information.

15.    Fair value of financial instruments
Term Loan Credit Facility and debt derivative liability
The Term Loan Credit Facility contains various features that meet the definition of an embedded derivative and require bifurcation. These features, which were necessary for the Company to accept in order for Alcon to agree to provide the term loan financing, comprise three options for early prepayment of the term loans at stated premiums above par if certain future events were to occur, as described more fully in note 10. These embedded derivatives were initially recorded at fair value as a noncurrent liability (“debt derivative liability”) offset by a discount to the carrying value of the Term Loan Credit Facility that is being amortized to interest expense over the term of that facility. The debt derivative liability is being subsequently remeasured at fair value every reporting period with changes in fair value recognized as a component of other expense, net.
The disclosed fair value of the term loan and the recorded fair value of the debt derivative liability are estimated using a discounted cash flow method (a level 3 measurement) that includes annually weighted probabilities that certain call and put premiums are exercised upon qualifying events of default or changes in control. As of May 25, 2025, the fair value of the term loan, excluding the value of the embedded debt derivative liability, was $132,100 with a carrying value of $115,594; the fair value of the debt derivative liability was $24,991, which was the same as its carrying value. As of May 26, 2024, the fair value of the term loan, excluding the value of the embedded debt derivative liability, was $124,700 with a carrying value of $94,442; the fair value of the debt derivative liability was $25,400, which was the same as its carrying value.
The debt derivative liability is currently the only financial instrument recorded at fair value on a recurring basis in the accompanying balance sheets. The following table presents information about those measurements:

	Type of measurement	Measurement date	Type of measurement
			Level 1	Level 2	Level 3
Liabilities
Debt derivative liability	Recurring	May 25, 2025	—	—	24,991
Debt derivative liability	Recurring	May 26, 2024	—	—	25,400
The following table presents the rollforward reconciliation of this Level 3 recurring fair value measurement:

	Year ended
	May 25, 2025	May 26, 2024
Balance at beginning of period	$25,400	$64,900
Change in fair value	(409)	(39,500)
Balance at end of period	$24,991	$25,400
The key inputs to the valuation model are (i) the probability and timing of a change in control event occurring over the remaining term of the debt; and (ii) the discount rate, which can be influenced by changes in the risk-free rate, the Company's credit rating and/or as changes in the overall credit market. Factors that can affect the estimate of fair value at each reporting date, and therefore the amount of gain or loss recorded for a particular period, include imprecision in estimating unobservable market inputs and the selection of particular methodologies and assumptions used to determine the fair value.
During fiscal year 2024, there were large sequential declines in the probability of a change in control that significantly lowered the fair value of the debt derivative liability. During fiscal year 2025, we increased the probability of a 2028 change in control and lowered the discount rate due to an improvement in the Company's credit rating.

Key inputs used to develop the fair value measurement were as follows:

	May 25, 2025	May 26, 2024
Probability of change in control event	80.0%	80.0%
Weighted average discount rate	18.4%	21.4%
The weighted average discount rate was calculated based on the individual discount rate used for each future payment and weighted by both the present value of the future payments and the probability of each scenario.
Cash and Revolving Credit Facility
Outstanding cash and outstanding borrowings under the Company's Revolving Credit Facility are carried at cost, which approximates fair value due to their short duration and variable rates of interest (a level 2 measurement).
Leaseback liability with related party
As discussed further in note 10, the Company maintains a financial liability for an equipment sale and leaseback with Alcon for which control of the asset was deemed not to have transferred.
In accordance with U.S. GAAP, we present supplemental fair value information based on market conditions of the underlying financial instrument. The fair value information does not change the stated rate or carrying value of the instrument. The fair value of the leaseback liability was estimated using a discounted cash flow method (a level 3 measurement) that assumes a weighted-average discount rate of 5.8% and 6.3% as of May 25, 2025 and May 26, 2024, respectively. As of May 25, 2025 and May 26, 2024, the fair value of the leaseback liability approximated its carrying value.
Customer deposit
A significant customer of the Company agreed to provide an upfront cash deposit in order to finance working capital requirements for the duration of its commercial supply agreement with us. The deposit bears no interest and matures upon termination of the commercial supply agreement, which can be extended indefinitely upon mutual agreement of the parties, and was most recently extended in March 2024 for a period of 1.75 years to December 31, 2026.
In accordance with U.S. GAAP, we present supplemental fair value information based on market conditions of the underlying financial instrument. The fair value information does not change the stated rate or carrying value of the instrument. The fair value of the deposit is estimated using a discounted cash flow method (a level 3 measurement) that includes assumed discount rates of 6.6% and 7.3% as of May 25, 2025 and May 26, 2024, respectively. The fair value assumes repayment in 1.6 years and 2.6 years as of May 25, 2025 and May 26, 2024, respectively, which was the remaining contractual term of the agreement as of each measurement date. As of May 25, 2025 and May 26, 2024, the fair value of the deposit approximated its carrying value.
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

16.    Leases
Substantially all current lease activity comes from two active facilities near the Company’s owned headquarters facility in Chaska, Minnesota. Additionally, an operating lease liability for the abandoned headquarters of the Curation Foods business in Santa Maria, California was settled with the landlord in the March 2025 for a gain of $2,642. None of the Company’s other leases are material to the periods presented.
In January 2016, a lease commenced for the Company’s warehouse and final packaging building in Chaska, Minnesota. The lease has since been amended twice to accomplish the following: (i) to extend the term of the lease to September 2034, (ii) to add a buyout option equal to the balance of the lessor’s mortgage loan, valued at $3,100 as of May 25, 2025; and (iii) to provide a $2,400 cash payment to the Company in fiscal year 2024 in exchange for an increased rent payment schedule and an updated purchase option. The lease is classified as a finance lease and has a discount rate of 9%, which was the Company’s incremental borrowing rate at the time of the most recent amendment to the lease in August 2024.
In January 2021, a lease commenced for the Company’s warehouse and office space in Chanhassen, Minnesota. The lease term extends through March 2033. The lease is classified as an operating lease and has a discount rate of 3%, which was the Company’s incremental borrowing rate at lease inception.
The components of lease cost were as follows:

	Year ended
	May 25, 2025	May 26, 2024
Finance lease cost:
Amortization of leased assets	$160	$137
Interest on lease liabilities	456	373
Operating lease cost	336	344
Variable lease cost	—	306
Sublease income	—	(148)
Total lease cost	$952	$1,012

The Company’s maturity analysis of operating and finance lease liabilities as of May 25, 2025 are as follows:

	Operating leases	Finance leases
Fiscal year:
2026	$433	$682
2027	416	698
2028	302	715
2029	146	732
2030	150	722
Thereafter	436	6,396
Total lease payments	1,883	9,945
Less: interest	(153)	(3,980)
Present value of lease liabilities	$1,730	$5,965
Classification on consolidated balance sheet:
Accrued expenses and other current liabilities (see note 7)	$387	$164
Debt, net of current portion	—	5,801
Other liabilities	1,343	—
Present value of lease liabilities	$1,730	$5,965
Supplemental cash flow information related to leases are as follows:

	Year ended
	May 25, 2025	May 26, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$445	$761
Operating cash flows from finance leases	443	373
Financing cash flows from finance leases	(2,230)	136
Lease liabilities arising from obtaining right-of-use assets:
Finance leases	2,737	—
17.    Related party transactions
Alcon has been and continues to be one of the Company's largest customers, comprising 44% and 39% of its revenues for the fiscal years ended May 25, 2025 and May 26, 2024, respectively. On May 22, 2023, Alcon entered into the Term Loan Credit Facility with the Company as described in note 10. This relationship as the Company's largest creditor, combined with its position as one of the Company's largest customers, caused management to conclude that Alcon has the ability to exert significant influence over the Company and therefore meets the definition of a related party beginning in May 2023.
Alcon’s transactions with the Company are as follows:
•Customary current financial positions for a customer of Alcon's size, including accounts receivable, contract assets, contract liabilities and revenue, each as presented in the consolidated balance sheets and statements of operations. Alcon has provided the Company guaranteed contractual minimum purchasing commitments through 2031, and the Company is required to maintain certain manufacturing capacity levels through 2033;

•Cash advances Alcon provided to the Company to purchase and install Alcon-owned equipment on the Company's premises totaling $307 and $1,207 at May 25, 2025 and May 26, 2024, respectively;
•A significant individual prepayment that Alcon made to the Company in the fourth quarter of fiscal year 2024 of $5,500. The prepayment was accounted for as a contract liability, initially recorded at present value due to the existence of a significant financing component, and now being accreted to its settlement value via charges to interest expense, related party. This contract liability will be settled beginning January 2026 by issuing twelve monthly credit memos to Alcon totaling $5,500. The contract liability is classified on the balance sheet as a current portion of $2,731 and a noncurrent portion of $2,768, which is included in other liabilities on the balance sheet;
•Proceeds of $142,270 from term loans issued in May 2023 that were used to repay prior borrowings. The term loan principal plus accrued interest has grown to $173,508 through May 25, 2025 as a result of 10% interest paid-in-kind. See note 10 for additional information; and
•Alcon purchased equipment in May 2023 for $7,730 that it is leasing back to the Company in exchange for quarterly payments over a ten-year period. Payments to Alcon under the lease were $1,185 and $970 for the fiscal year ended May 25, 2025 and May 26, 2024. See note 10 for additional information.
•Interest expense incurred from the Alcon borrowings noted above was $18,879 and $14,662 for the years ended May 25, 2025 and May 26, 2024, respectively. Included in those amounts was non-cash interest expense of $18,473 and $14,186 for the years ended May 25, 2025 and May 26, 2024, respectively.
•A contract asset for $110 as of May 25, 2025 for the recognition of revenue as the result of performance obligations satisfied
18.    Subsequent events
The One, Big, Beautiful Bill Act (the “Act”) was signed into law in July 2025. The Act contains significant tax law changes with various effective dates affecting business taxpayers, including a permanent extension of the 21% flat corporate income tax rate which was previously set to expire after 2025. Among the other tax law changes that will impact the Company relate to the timing of certain tax deductions including depreciation expense, research and development expenditures and interest expense. The Company will implement the tax law changes for its next quarterly report for the period ending September 30, 2025. The Company is still evaluating the potential impact of this new law.
On August 1, 2025, the Company’s Board of Directors approved a change in the Company’s fiscal year from 52- or 53-week periods that end on the last Sunday of May to calendar years ending on December 31. The Company will report its financial results for a transition period from May 26, 2025 to December 31, 2025 on a Transition Report on Form 10-K/T. Thereafter, the Company plans to file annual reports for twelve-month periods ending December 31 beginning with the year ending December 31, 2026. Prior to filing the transition report, the Company will file a Quarterly Report on Form 10-Q for the quarter ending September 30, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECORE BIOMEDICAL, INC.

By:	/s/ Paul Josephs
Paul Josephs
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ryan D. Lake
Ryan D. Lake
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:    August 7, 2025

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Paul Josephs and Ryan D. Lake, and each of them, as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact to any and all amendments to said Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Josephs
Paul Josephs	President and Chief Executive Officer (Principal Executive Officer) and Director	August 7, 2025

/s/ Ryan D. Lake
Ryan D. Lake	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 7, 2025

/s/ Katrina L. Houde
Katrina L. Houde	Chairman of the Board	August 7, 2025

/s/ Humberto C. Antunes
Humberto C. Antunes	Director	August 7, 2025

/s/ Jason Aryeh
Jason Aryeh	Director	August 7, 2025

/s/ Paul H. Johnson
Paul H. Johnson	Director	August 7, 2025

/s/ Christopher Kiper
Christopher Kiper	Director	August 7, 2025

/s/ Matthew Korenberg
Matthew Korenberg	Director	August 7, 2025

/s/ Nelson Obus
Nelson Obus	Director	August 7, 2025

/s/ Joshua E. Schechter
Joshua E. Schechter	Director	August 7, 2025