Form 10-Q
period 2025-09-30
LIFECORE BIOMEDICAL, INC. \DE\
filed 2025-11-06
CIK 1005286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 30, 2025, there were 37,466,352 shares of common stock outstanding.

LIFECORE BIOMEDICAL, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1.    Financial statements (unaudited)
1

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	September 30, 2025	May 25, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$18,856	$8,265
Accounts receivable, net of allowance for credit losses of $804 and $1,351	17,573	15,151
Accounts receivable, related party	7,175	13,537
Current portion of note receivable	—	8,000
Contract assets	4,385	6,979
Inventory	33,801	32,291
Prepaid expenses and other current assets	2,138	1,454
Total current assets	83,928	85,677
Property, plant and equipment, net of accumulated depreciation of $59,622 and $57,412	128,575	129,006
Goodwill	13,881	13,881
Intangible assets, net of accumulated amortization of $3,700	4,200	4,200
Other assets	4,620	6,578
Total assets	$235,204	$239,342
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,115	$8,220
Accrued expenses and other current liabilities, see note 7	19,843	21,958
Total current liabilities	29,958	30,178
Debt, net of current portion	5,741	5,801
Debt, net of current portion, related party	129,263	121,198
Debt derivative liability, related party	25,491	24,991
Other liabilities	7,965	9,741
Total liabilities	198,418	191,909
Commitments and contingencies, see note 8
Series A Redeemable Convertible Preferred Stock, $0.001 par value; 2,000,000 shares authorized; 46,593 and 45,736 shares issued and outstanding, redemption value $47,466 and $46,308	47,323	46,097
Stockholders’ (deficit) equity:
Common Stock, $0.001 par value; 75,000,000 shares authorized; 37,466,352 and 37,026,234 shares issued and outstanding	37	37
Additional paid-in capital	207,521	206,539
Accumulated deficit	(218,095)	(205,240)
Total stockholders’ (deficit) equity	(10,537)	1,336
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$235,204	$239,342
See accompanying notes to the consolidated financial statements

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
(in thousands, except share and per share amounts)	September 30, 2025	August 25, 2024
Revenues	$19,293	$16,793
Revenues, related party	11,816	7,912
Total revenues	31,109	24,705
Cost of goods sold	23,318	19,318
Gross profit	7,791	5,387
Research and development expenses	1,963	2,186
Selling, general, and administrative expenses	8,895	14,785
Operating loss	(3,067)	(11,584)
Interest income	58	15
Interest expense	(551)	(983)
Interest expense, related party	(5,833)	(4,400)
Change in fair value of debt derivative liability, related party	(375)	900
Other income (expense), net	110	(203)
Loss before income taxes	(9,658)	(16,255)
Income tax (expense) benefit	(333)	25
Net loss	(9,991)	(16,230)
Preferred stock dividends	(874)	—
Accretion of preferred stock to redemption value	(48)	—
Loss available to common stockholders	$(10,913)	$(16,230)

Loss per share, basic and diluted	$(0.29)	$(0.53)

Weighted average shares outstanding, basic and diluted	37,402,912	30,855,742
See accompanying notes to the consolidated financial statements

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
(dollars in thousands)	Shares	Amount	Shares	Amount
Balance at June 30, 2025	45,736	$46,402	37,026,234	$37	$207,206	$(208,104)	$(861)
Dividends paid-in-kind	858	874	—	—	(874)	—	(874)
Accretion to redemption value	—	48	—	—	(48)	—	(48)
Conversions	(1)	(1)	154	—	1	—	1
Settlement of stock-based awards	—	—	439,964	—	(1,156)	—	(1,156)
Stock-based compensation	—	—	—	—	2,392	—	2,392
Net loss	—	—	—	—	—	(9,991)	(9,991)
Balance at September 30, 2025	46,593	$47,323	37,466,352	$37	$207,521	$(218,095)	$(10,537)

Balance at May 26, 2024	42,461	$42,587	30,562,961	$31	$177,807	$(166,523)	$11,315
Issuance of stock, net of fees	—	—	335,294	—	—	—	—
Dividends paid-in-kind	796	806	—	—	(806)	—	(806)
Accretion to redemption value	—	48	—	—	(48)	—	(48)
Settlement of stock-based awards	—	—	—	—	(589)	—	(589)
Stock-based compensation	—	—	—	—	2,419	—	2,419
Net loss	—	—	—	—	—	(16,230)	(16,230)
Balance at August 25, 2024	43,257	$43,441	30,898,255	$31	$178,783	$(182,753)	$(3,939)
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
(in thousands)	September 30, 2025	August 25, 2024
Cash flows from operating activities:
Net loss	$(9,991)	$(16,230)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,981	1,993
Stock-based compensation	2,392	2,419
Non-cash interest expense, inclusive of related party	6,112	4,719
Change in fair value of debt derivative liability, related party	375	(900)
Other, net	255	(111)
Changes in operating assets and liabilities:
Accounts receivable, inclusive of related party	(4,575)	6,075
Contract assets	4,640	(56)
Inventory	1,968	(1,663)
Other assets	(90)	(214)
Accounts payable	2,256	3,628
Accrued expenses and other liabilities	(3,561)	(273)
Net cash provided by (used in) operating activities	1,762	(613)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,737)	(3,422)
Net cash used in investing activities	(1,737)	(3,422)
Cash flows from financing activities:
Issuance of common stock, net of fees	—	1
Payments on revolving credit facility	(12,100)	(29,910)
Proceeds from revolving credit facility	12,100	31,824
Payments of debt principal	(232)	(233)
Payments related to employee stock plans	(1,156)	(589)
Net cash (used in) provided by financing activities	(1,388)	1,093
Net decrease in cash and cash equivalents	(1,363)	(2,942)
Cash and cash equivalents, beginning of period	20,219	8,462
Cash and cash equivalents, end of period	$18,856	$5,520
For supplemental cash flow information, see note 1.
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) (amounts in thousands of U.S. dollars, except share and per share values)
1.    Organization, basis of presentation and summary of significant accounting policies
Organization
Lifecore Biomedical, Inc. and its subsidiaries (“Lifecore” or the “Company”) is a fully integrated contract development and manufacturing organization (“CDMO”) that provides services in the development, fill and finish of complex sterile injectable pharmaceutical products in syringes, vials and cartridges.
Basis of presentation
The accompanying unaudited consolidated financial statements of the Company and the consolidated balance sheet as of May 25, 2025, which has been derived from audited financial statements, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information, the instructions for Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (which were of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company at September 30, 2025, and the results of operations and cash flows for all periods presented.
Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the notes to the financial statements prepared following U.S. GAAP may have been condensed or omitted per the rules and regulations of the SEC. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 25, 2025.
The accounting policies underlying the accompanying consolidated financial statements are set forth in note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 25, 2025. There have been no material changes in the Company’s significant accounting policies during the three months ended September 30, 2025.
On August 1, 2025, the Company’s Board of Directors approved a change in the Company’s fiscal year that ended on the last Sunday of May to a fiscal year that corresponds with the calendar year, ending on December 31, effective for the fiscal period beginning May 26, 2025 and ending December 31, 2025 (the “Fiscal Year Change”). The Fiscal Year Change is applied on a prospective basis and does not adjust operating results for prior periods.
As a result of the Fiscal Year Change, commencing with this Quarterly Report on Form 10-Q, the Company will be filing Quarterly Reports on Form 10-Q covering quarterly periods on a calendar year basis. Also as a result of the Fiscal Year Change, the Company will file a Form 10-KT covering the “transition period” beginning May 26, 2025 and ending December 31, 2025, which will include separate reporting of the approximately one-month period from May 26 to June 30, 2025. For periodic reports covering periods through and including June 30, 2026 (including this Quarterly Report on Form 10-Q), the Company will select comparative financial information in accordance with SEC rules that are applicable to the Fiscal Year Change. Specifically, for balance sheet information, the Company will present information from the latest audited date, which for this Quarterly Report on Form 10-Q is May 25, 2025; and for period-based information, the Company will present the most closely-comparable previously reported three-month period, which for this Quarterly Report on Form 10-Q is the three months ended August 25, 2024. This comparative information is selected to provide meaningful context for evaluating the Company’s performance through and including June 30, 2026. It is not practicable or cost-justifiable for the Company to prepare equivalent calendar-based comparative periods because the Company’s previous fiscal calendar does not align to the new calendar periods.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Basis of consolidation
The consolidated financial statements have been prepared in accordance with U.S. GAAP. All intercompany accounts and transactions have been eliminated.
Use of estimates
The preparation of financial statements and the notes to the financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition; recognition and measurement of current and deferred income tax assets and liabilities; evaluating assets for reserves and potential impairment; the valuation and recognition of stock-based compensation; and the valuation of the debt derivative liability. Actual results may differ from management’s estimates.
Supplemental disclosures of cash flow information
The following table presents supplemental cash flow information:

	Three months ended
	September 30, 2025	August 25, 2024
Cash paid for income taxes, net	$17	$—
Cash paid for interest	265	628
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	420	5,906
Capitalization of non-cash interest to property, plant and equipment	572	711
Dividends paid-in-kind on Redeemable Convertible Preferred Stock	874	806
Recent accounting pronouncements
In December 2023, accounting standards update 2023-09 was issued to improve income tax disclosures. This update includes disclosure of disaggregated information about both the effective tax rate reconciliation and income taxes paid. This update is effective for annual periods beginning after December 15, 2024, which for Lifecore begins with the transition period ending December 31, 2025, with early adoption permitted. The amendments in this update may be applied prospectively or retrospectively. Management is currently evaluating the impact that the adoption of this update will have on its financial statements.
In November 2024, accounting standards update 2024-03, which was subsequently clarified by accounting standards update 2025-01, was issued to require more detailed disclosures related to certain costs and expenses. The guidance requires entities to disclose amounts of certain expense categories included in expense captions presented on the face of the income statement, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. This guidance is effective for public entities for annual periods beginning after December 15, 2026, which for Lifecore begins with the year ending December 31, 2027, and for interim reporting periods following that year. Management is currently evaluating the impact that the adoption of this update will have on its financial statements.

In September 2025, accounting standards update 2025-06 was issued to modernize the recognition and disclosure framework for internal-use software costs, removing the previous "development stage" model and introducing a more judgment-based approach. This guidance is effective for annual periods beginning after December 15, 2027, which for Lifecore begins with the year ending December 31, 2028, and interim periods therein. Early adoption is permitted as of the beginning of an annual reporting period. Management is currently evaluating the impact that the adoption of this update may have on its financial statements.
Management has evaluated recently issued accounting pronouncements outside of those mentioned above and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.
2.    Income or loss per share
Due to the Company’s net loss for all periods presented, the inclusion of dilutive securities would be antidilutive because it would reduce the amount of loss incurred per share. As a result, no additional dilutive shares were included in diluted loss per share, and there were no differences between basic and diluted loss per share. The following securities on an as-converted basis were excluded from the computations of diluted loss per share.

	Three months ended
	September 30, 2025	August 25, 2024
Redeemable Convertible Preferred Stock	7,131,888	6,179,556
Stock options	1,152,621	2,074,785
RSUs	1,377,482	1,436,240
PSUs	2,283,000	1,500,000
Total	11,944,991	11,190,581
See note 10 for more information about Redeemable Convertible Preferred Stock and note 12 for more information about stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”).

3.    Segment reporting for single reportable segment
The following table presents the components of net income or loss, which is the measure of profit or loss used for the Company’s single reportable segment:

	Three months ended
	September 30, 2025	August 25, 2024
Revenues	$31,109	$24,705
Personnel costs(1)	11,129	12,637
Materials and non-depreciation overhead(2)	14,273	9,941
Depreciation and amortization	1,981	1,993
Stock-based compensation	2,392	2,419
Reorganization costs	1,571	3,592
All other operating expenses(3)	2,830	5,707
Interest expense, net	6,326	5,368
Change in fair value of debt derivative liability	375	(900)
Other (income) expense, net	(110)	203
Income tax expense (benefit)	333	(25)
Net loss	$(9,991)	$(16,230)
(1)Includes all wages and salary, bonus, employer taxes, and employee benefit plan expenses
(2)Represents cost of goods sold, excluding direct labor and all personnel cost and depreciation allocations
(3)Includes expenses for accounting, legal and other professional services, software licensing, insurance costs, public company costs and board fees.
For the three months ended September 30, 2025, the Company earned revenue of approximately 60% in the United States, 20% in Belgium, 10% in the Netherlands and 10% in all other countries combined. For the three months ended August 25, 2024, the Company earned revenue of approximately 65% in the United States, 10% in Belgium, 10% in the Netherlands and 15% in all other countries combined.
4.    Accounts and note receivable
Accounts receivable
Three of the Company’s customers had accounts receivable concentrations of 10% or greater as of September 30, 2025, with those customers comprising 28%, 19% and 17% of accounts receivable. Two of the Company’s customers had accounts receivable concentrations of 10% or greater as of May 25, 2025, with those customers comprising 45% and 16% of accounts receivable.

Changes in the allowance for credit losses related to accounts receivable are as follows:

	Three months ended
	September 30, 2025	August 25, 2024
Beginning balance	$1,351	$711
Provision (reversal of provision)	—	(11)
Charge-offs	(547)	—
Ending balance	$804	$700
The primary factor that is currently influencing management’s estimate of expected credit losses is its knowledge of the status of certain customers’ development projects.
Note receivable
On January 7, 2025, the Company accepted a $10,000 note as a portion of the proceeds from the sale of certain excess equipment. The note would have matured on July 7, 2026 and was receivable in whole or in part at any time prior to maturity without penalty or premium. Otherwise, the note was scheduled to be collected as follows: $4,000 on July 7, 2025, $4,000 on January 7, 2026 and $2,000 on July 7, 2026.
The note was interest-free through July 7, 2025, and thereafter principal would have earned interest at the U.S. prime rate plus 1% until repayment. Management imputed interest for the full duration of the note at an effective interest rate of 8.5%, representing the stated rate as of February 23, 2025. As a result, the Company recorded an initial discount of $410 as an offset to the noncurrent portion of the note based on its maturity date. On June 11, 2025, the note holder paid the note in full.
5.    Inventory
The following table presents the components of inventory:

	September 30, 2025	May 25, 2025
Finished goods	$14,113	$13,379
Raw materials	12,301	10,169
Work in process	7,387	8,743
Inventory	$33,801	$32,291

6.    Property, plant and equipment, net
All property, plant and equipment is located in the United States. The following table presents the components of property, plant and equipment:

	September 30, 2025	May 25, 2025
Land and land improvements	$3,506	$3,739
Buildings and building improvements	82,314	63,732
Machinery and equipment	82,572	61,183
Computer equipment and software	8,330	8,373
Furniture and fixtures	1,610	1,635
Construction in process	4,921	42,231
Idle construction in process	4,944	5,525
Property, plant, and equipment, gross	188,197	186,418
Less: accumulated depreciation and amortization	(59,622)	(57,412)
Property, plant, and equipment, net	$128,575	$129,006
During the three months ended September 30, 2025, the Company completed its capacity expansion project which is expected to more than double its overall aseptic capacity. As a result of the completion of the capacity expansion project, depreciation expense is expected to increase by approximately $1,600 per annum.
On January 7, 2025, the Company entered into an agreement for the sale of certain excess equipment. The aggregate purchase price was $17,000. Lifecore received $7,000 cash and paid fees of $752 at closing. Lifecore also accepted a note for the remainder of the proceeds (see note 4) and recorded current and noncurrent payables of $800 and $200, respectively, for selling fees due to a third-party broker. The note and the payables were each cash-settled in June 2025. The sale resulted in a $21,239 reduction in idle construction in process. The Company recorded a loss on the sale of the equipment of $6,400, which is included with other losses for the fiscal year ended May 25, 2025, respectively, in loss on sale or disposal of assets, net of portion classified as cost of sales, within the statement of operations.
Depreciation and amortization expense for property, plant, and equipment for the three months ended September 30, 2025 and August 25, 2024 was $1,981 and $1,993, respectively.
7.    Accrued expenses and other current liabilities
The following table presents the components of accrued expenses and other current liabilities:

	September 30, 2025	May 25, 2025
Accrued payable to Redeemable Convertible Preferred Stockholders	$4,664	$4,499
Accrued compensation	4,157	6,144
Contract liabilities, related party	4,131	2,731
Contract liabilities	3,083	684
Current portion of debt, related party	773	773
Current portion of debt	174	2,664
Accrued customer pass-through expenditures	—	1,911
Other	2,861	2,552
Accrued expenses and other current liabilities	$19,843	$21,958

8.    Commitments and contingencies
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
Investor dispute
On December 23, 2024, 22NW Fund, L.P. (“22NW”), a holder of shares of the Company’s Common Stock and Series A Redeemable Convertible Preferred Stock (see note 10), filed a complaint against the Company, two former officers, and five former or current directors in the Commercial Division of the Supreme Court of the State of New York, New York County. The complaint seeks money damages (including compensatory damages, court costs, and attorneys’ fees) for (i) alleged material misrepresentations by the Company on which 22NW allegedly relied when purchasing shares of the Series A Redeemable Convertible Preferred Stock and Common Stock, (ii) alleged breaches of certain express representations in the stock purchase agreement through which 22NW acquired its shares, and (iii) registration delay fees owed under a registration rights agreement entered into in connection with the issuance of the Series A Redeemable Convertible Preferred Stock. The complaint also seeks the equitable remedy of specific performance under the aforementioned stock purchase agreement, requesting an order compelling the Company to file a proxy statement with the SEC and to hold a stockholder meeting to seek the approval of the removal of the current cap on the conversion of Series A Redeemable Convertible Preferred Stock into Common Stock as set forth in the Certificate of Designations related to the Redeemable Convertible Preferred Stock.
On February 24, 2025, the Company filed a motion to dismiss all claims against it except for the claims relating to the registration delay fees. The individual defendants filed separate motions to dismiss the complaint against them in its entirety. Those motions were fully briefed on April 9, 2025, and the Court held a hearing on the motions in early November 2025. Discovery is ongoing.
The Company intends to vigorously defend itself and its former officers and directors in this action. Any potential loss arising from these claims is not currently probable or estimable. However, the Company has been accruing for the registration delay fees sought by 22NW (see note 10 for additional information, including with respect to the payment in full of this obligation in November 2025). The Company also held a Special Meeting of Stockholders on April 10, 2025, at which time the stockholders approved the removal of the cap on the conversion of Series A Redeemable Convertible Preferred Stock into Common Stock.

Class action complaint
On July 29, 2024, a putative class action complaint was filed on behalf of stockholders of the Company in the United States District Court of Minnesota against the Company and certain of its named executive officers. The complaint generally alleges that statements made to the Company’s stockholders between October 7, 2020, and March 19, 2024 regarding the Company’s financial results, internal controls, remediation efforts, periodic reporting, and financial prospects were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs, and attorneys’ fees. On November 15, 2024, the Court appointed co-lead plaintiffs and their respective counsel. The co-lead plaintiffs filed an amended complaint on January 24, 2025, which contained substantially similar allegations and claims as those set forth in the original complaint. The Company filed a motion to dismiss the complaint on March 25, 2025, and the plaintiffs filed their opposition to the motion to dismiss on May 23, 2025. In November 2025, the Company and individual defendants entered into an agreement in principle with the plaintiffs to settle this matter, without any admission of wrongdoing, which is subject to court approval. If approved by the court in its current form, this proposed settlement is expected to be covered by the Company’s insurance policies with no material loss incurred by the Company. The Company continues to believe that the claims are without merit and intends to vigorously defend against them if the settlement is not so approved.
SEC subpoena
On February 16, 2024, the Chicago Regional Office of the SEC issued a subpoena to the Company seeking documents and information concerning the financial statement restatement. The Company has cooperated with the SEC. The Company cannot predict the duration or outcome of this matter at this time.
Yucatan Litigation
On December 1, 2018, the Company acquired all of the voting interests and substantially all of the assets of Yucatan Foods L.P. (“Yucatan”, collectively the “Yucatan Acquisition”), which owned a guacamole manufacturing plant in Mexico called Procesadora Tanok, S de RL de C.V. (“Tanok”).
On September 2, 2020, one of the former owners of Yucatan filed a lawsuit against the Company in Los Angeles County Superior Court for breach of employment agreement, breach of contract, breach of holdback agreement, declaratory relief and accounting, and related claims. The Plaintiff sought over $10,000 in damages, including delivery of shares of his stock held in escrow for Company’s indemnification claims to recover the cost of a portion of the liabilities that were incurred by the Company in connection with certain compliance matters arising from facts and circumstances prior to the closing of the Yucatan Acquisition. On November 3, 2020, the Company filed an answer and cross-complaint against the Plaintiff and other former equity holders of Yucatan for fraud, indemnification, and other claims, and seeking no less than $80,000 in damages. The Company previously reached settlements with several of the cross-defendants, pursuant to which the settling cross-defendants agreed that certain of the shares of stock they received when the Company acquired Yucatan either be sold and the proceeds paid to the Company, or that those shares be released to the Company. The trial for the remaining defendants was severed into two trials by the Court:
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
The ultimate outcome of these matters or any other investigations, legal actions, or potential claims that may arise from these matters remains uncertain. The Company cannot reasonably predict the timing or outcomes, or estimate the amount of final judgments, or the effect, if any, they may have on its financial statements. Separately, future rulings from the Court will affect pending claims against the severed defendants for indemnification under provisions in the purchase agreement. Because recovery of amounts is still contingent upon the resolution of certain issues, no amounts have been recorded as recoverable costs through September 30, 2025.
9.    Debt
The following table presents the components of debt:

	September 30, 2025	May 25, 2025
Debt principal:
Term loan credit facility with related party	$179,562	$173,508
Revolving credit facility	—	2,500
Leaseback liability with related party	5,991	6,377
Finance lease liability	5,915	5,965
Debt principal	191,468	188,350
Unamortized debt discount on term loan credit facility with related party	(55,517)	(57,914)
Total debt, net of discounts	$135,951	$130,436
Classification on consolidated balance sheet:
Accrued expenses and other current liabilities	$947	$3,437
Debt, net of current portion	5,741	5,801
Debt, net of current portion, related party	129,263	121,198
Total debt, net of discounts	$135,951	$130,436
The following table presents future minimum principal payments at September 30, 2025:

Remainder of 2025	$232
2026	954
2027	986
2028	1,023
2029	180,610
2030	1,068
Thereafter	6,595
Debt principal	$191,468

The following table presents the classification of interest in the consolidated financial statements:

	Three months ended
	September 30, 2025	August 25, 2024
Expensed in statement of operations	6,384	5,383
Capitalized to property, plant and equipment	572	711
Total interest incurred	$6,956	$6,094
As of September 30, 2025, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility.
Term Loan Credit Facility
On May 22, 2023, the Company entered into a Credit and Guaranty Agreement (the “Term Loan Credit Facility”) with Alcon Research, LLC (“Alcon”). The Term Loan Credit Facility refinanced in full all obligations of the Company and its subsidiaries under its prior term loan credit facility. This facility has been amended from time to time, including for the purpose of (i) enhancing and clarifying certain reporting requirements; (ii) providing limited waivers of potential events of default and permitting the Company to retain cash proceeds from the recent sale of the isolator-filler (see note 6); and (iii) most recently, on November 6, 2025, making certain changes to reporting requirements to correspond to the Fiscal Year Change and providing the Company with flexibility regarding the investment of excess cash and alignment on making certain third party payments.
The Company initially made $142,270 of term loan borrowings under the facility. The term loans bear interest at a fixed rate of 10% per annum payable-in-kind until the third anniversary of the closing date, following which interest is payable at a fixed rate of 3% per annum in cash with the remainder payable-in-kind. The Company may elect to pay any amount of interest in cash instead of in-kind. The obligations under the Term Loan Credit Facility mature on May 22, 2029.
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
The Term Loan Credit Facility contains customary affirmative covenants including, but not limited to, financial reporting requirements and maintenance of existence requirements and negative covenants, including, but not limited to, limitations on the incurrence of debt, liens, investments, restricted payments, restricted debt payments, and affiliate transactions. The Term Loan Credit Facility contains one financial covenant, a minimum liquidity covenant, requiring $4,500 of Consolidated Liquidity (as defined in the Term Loan Credit Facility) as of the end of each quarter.
As of September 30, 2025, the Company’s effective annual interest rate under the Term Loan Credit Facility was 20.9%.
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

Revolving Credit Facility
On December 31, 2020, the Company entered into a revolving credit agreement with BMO Harris Bank, N.A. (“BMO,” collectively the “Revolving Credit Facility”). The Revolving Credit Facility has been amended from time to time, including for the purpose of (i) providing limited waivers from historical events of default; (ii) as a result of discontinued operations, reducing the maximum committed amount to its current level of $40,000; (iii) creating an additional $2,500 borrowing tranche, which was repaid in June 2025; (iv) extending the maturity date to November 26, 2027, reducing the applicable interest rates and making certain other changes to the financial and reporting covenants; and (v) most recently, on November 6, 2025, making certain changes to reporting requirements to correspond to the Fiscal Year Change and providing the Company with flexibility regarding the investment of excess cash and alignment on making certain third party payments.
The Company can borrow under the facility in an amount up to the lesser of (i) the maximum committed amount and (ii) a specified borrowing base calculated as of the end of each month. The monthly borrowing base is determined using specified percentages of qualifying accounts receivable and inventory that serve as collateral under the facility, net of reserves. As of September 30, 2025, the Company's borrowing base was $23,600, and the Company had no ordinary borrowings under this tranche. These borrowings, when outstanding, bear interest based on an average daily SOFR rate plus a spread of 2.00% to 2.50% per annum based on average availability. The facility also bears a commitment fee on unused availability of 0.375% per annum.
Average borrowings under the facility were not material for the three months ended September 30, 2025. For the three months ended August 25, 2024, average borrowings were $19,535 and the weighted average interest rate on those borrowings was 10.9%.
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

10.    Equity
Common stock
The Company is authorized to issue up to 75,000,000 shares of common stock, $0.001 par value (“Common Stock”). The Company is generally not permitted to pay cash dividends to common stockholders due to restrictions arising from the Term Loan Credit Facility, the Revolving Credit Facility and the Redeemable Convertible Preferred Stock, as defined below.
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
Redeemable Convertible Preferred Stock
On January 9, 2023, the Company issued 38,750 shares of Series A Convertible Preferred Stock, par value $0.001 per share, that is in certain cases redeemable at the option of the holder as discussed further below (the “Redeemable Convertible Preferred Stock”). The Redeemable Convertible Preferred Stock is convertible into shares of Common Stock at the election of the holders of the Redeemable Convertible Preferred Stock. The Redeemable Convertible Preferred Stock ranks senior to the Common Stock with respect to dividends, distributions and payments on liquidation, winding-up and dissolution. The Company received proceeds of $38,750 at issuance, net of issuance costs of $668. The deduction for issuance costs is being amortized through June 29, 2026 as a charge to additional paid-in capital.
Dividends
The holders of Redeemable Convertible Preferred Stock are entitled to dividends at a rate of 7.5% per annum, or $75 per share, payable in-kind and compounding quarterly. The holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis. At September 30, 2025, there were $874 of dividends in arrears that had not yet been paid-in-kind in the form of additional shares of Redeemable Convertible Preferred Stock, representing $12.50 per preferred share. As of September 30, 2025 and May 25, 2025, the aggregate liquidation preference of the Redeemable Convertible Preferred Stock was $47,466 and $46,308, respectively.
Conversion
Each holder has the right, any time at its option, to convert its Redeemable Convertible Preferred Stock, in whole or in part, into fully paid and non-assessable shares of Common Stock at an initial conversion price equal to $7.00 per share. The conversion price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events, and is also subject to adjustment in the event of subsequent offerings of Common Stock or convertible securities by the Company for less than the conversion price. The issuance of 5,928,775 shares of Common Stock on October 3, 2024 triggered an adjustment to the conversion price to approximately $6.53 per share. In addition, in April 2025, the Company held a Special Meeting of Stockholders at which stockholders approved the removal of the 19.99% “exchange cap” on the issuance of Common Stock underlying the Redeemable Convertible Preferred Stock. As of September 30, 2025, the Redeemable Convertible Preferred Stock was convertible into 7,131,888 shares of Common Stock.

The Company may also elect to convert the Redeemable Convertible Preferred Stock, subject to certain conditions, if, for at least 20 consecutive trading days during the respective measuring period, the Company's closing stock price equals or exceeds $10.50 per share.
Redemption
Holders have the right to redeem the Redeemable Convertible Preferred Stock after the earlier of June 29, 2026 or the termination or waiver of the restriction on cash dividends and/or redemptions that is set forth in the Company’s credit agreements. In the event that any holders exercise this right to redeem a portion or all of their holdings, the redemption date would be 180 days after providing such notice to the Company. On such date the Company would be required to pay in cash an amount equal to the liquidation preference. If the Company is unable to redeem all of the Redeemable Convertible Preferred Shares submitted for redemption, the Company would also be subject to interest on the unpaid balance at the rate of 1% percent per month.
In addition, the Redeemable Convertible Preferred Stock is also redeemable contingent upon the occurrence of certain events that may be outside of the control of the Company. As a result, the Company has presented the Redeemable Convertible Preferred Stock as temporary equity on the consolidated balance sheets.
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
As of September 30, 2025, the Company had accumulated $5,199 of monetary penalties and interest under the registration rights agreement. The penalties accumulated because of delinquent filings of the Company’s annual and quarterly reports with the SEC, which caused the initial registration statement to cease to be effective. In October 2024, the Company completed the necessary SEC filings to regain the effectiveness of the registration statement. This caused monetary penalties to stop accruing. Meanwhile, interest continues to accrue on the penalty amount at a rate of 12% per annum until paid. Penalties are recorded in other income or expense, net, and interest is recorded in interest expense on the consolidated statements of operations.
The Company initially paid $535 of these monetary penalties leaving a remaining obligation for penalties and interest of $4,664 as of September 30, 2025, which is included in accrued expenses and other current liabilities (see note 7). In November 2025, the Company paid the remaining obligation in full.

11.    Revenue recognition
The Company disaggregates its revenue based on how it markets its products and services and reviews results of operations. The following table disaggregates revenues by major product lines and services:

	Three months ended
	September 30, 2025	August 25, 2024
CDMO	$21,749	$20,180
HA manufacturing	9,360	4,525
Total	$31,109	$24,705
The following table disaggregates revenues by the timing of revenue recognition:

	Three months ended
	September 30, 2025	August 25, 2024
Revenues recognized over time	$4,533	$5,876
Revenues recognized at a point in time	26,576	18,829
Total	$31,109	$24,705
During the three months ended September 30, 2025, the Company had revenue concentrations of 10% or greater from two customers, with those customers comprising 38% and 20% of revenue. During the three months ended August 25, 2024, the Company had revenue concentrations of 10% or greater from two customers, with those customers comprising 32% and 24% of revenue.
Contract assets primarily relate to the Company’s unconditional right to consideration for work completed but not billed at the reporting date. Contract liabilities primarily relate to payments received from customers in advance of performance under a contract.
The following table presents changes in contract assets and liabilities:

	Contract assets, current	Contract liabilities, current	Contract liabilities, noncurrent
Balance at June 30, 2025	$9,025	$(5,195)	$(2,560)
Changes to the comparative balance sheet amount arising from:
Amounts billed as accounts receivable as the result of rights to consideration becoming unconditional	(4,965)	—	—
Recognition of revenue as the result of performance obligations satisfied	—	412	—
Reclassification of scheduled satisfaction of performance obligations from noncurrent to current due to passage of time	—	—	1,487
Net change to contract balances recognized after the comparative balance sheet date due to amounts billed, recognition of revenue, changes in estimate, reclassifications from noncurrent to current, and interest from significant financing component	325	(2,431)	(95)
Balance at September 30, 2025	$4,385	$(7,214)	$(1,168)

12.    Stock-based compensation
The Company provides stock-based compensation to its employees under two plans:
•The 2019 Stock Incentive Plan became effective on October 16, 2019. This plan provides for the grant of stock options, stock grants, stock units and stock appreciation rights to employees, consultants and directors. Under the plan, no recipient may receive awards during any fiscal year that exceed 500,000 stock options, 250,000 stock grants or stock units, or 500,000 stock appreciation rights, nor may any non-employee director be granted awards in excess of $120. As of September 30, 2025, the Company had 2,097,452 common shares reserved for new awards under the 2019 Stock Incentive Plan.
•The Equity Inducement Plan became effective on March 20, 2024. This plan provides for the grant of equity awards to individuals that were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company. As of September 30, 2025, the Company had 167,474 common shares reserved for new awards under the Equity Inducement Plan.
The following table presents information about the fair value of stock-based awards:

	Stock options
	Three months ended
	September 30, 2025	August 25, 2024
Weighted-average grant date fair value per share	$5.36	$3.38
Weighted-average assumptions used to determine grant-date fair value:
Expected life	4.3 years	4.4 years
Risk-free interest rate	3.8%	3.9%
Volatility	88%	82%
Dividend yield	—%	—%
The following table presents other information about stock-based awards:

	Three months ended
	September 30, 2025	August 25, 2024
Weighted average grant-date fair value per share:
RSUs awarded	$7.72	$5.18
RSUs vested	5.94	8.54
PSUs vested	5.24	—

The following table presents information about stock option balances and activity:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at June 30, 2025	1,249,680	$8.48
Granted	59,575	8.01
Forfeited	(9,450)	7.15
Expired	(147,184)	10.42
Outstanding at September 30, 2025	1,152,621	8.22	5.0 years	$465
Exercisable at September 30, 2025	448,178	10.46	2.8 years	15
The intrinsic values presented in the table above were calculated as the excess, if any, of the market price or closing price of the Company’s Common Stock over the exercise price of the options multiplied by the number of options exercised, outstanding or exercisable, as applicable.
The following table presents information about recent RSU and PSU activity:

	RSUs		PSUs
	Shares	Weighted-average grant date fair value per share	Shares	Weighted-average grant date fair value per share
Outstanding at June 30, 2025	1,523,137	$6.21	2,545,000	$4.35
Granted	177,386	7.72	—	—
Vested	(313,766)	5.94	(262,000)	5.24
Forfeited	(9,275)	8.01	—	—
Outstanding at September 30, 2025	1,377,482	6.46	2,283,000	4.25
Stock-based compensation expense
Substantially all of the stock-based compensation expense is in selling, general and administrative expense for the periods presented. Most of the stock-based compensation expense arises from recent awards to the Company’s executive officers and other newly hired employees under the Equity Inducement Plan. Those awards include (i) RSUs that primarily vest on each of the first five anniversaries of the grant date; and (ii) PSU awards divided into ten equal tranches that will vest, if at all, based upon closing stock price milestones over a five-year performance period, and to the extent a PSU award tranche vests based on performance, 50% of the shares for each tranche will be issued immediately, and 50% of the shares will be issued on the one-year anniversary of the performance vesting date.
As of September 30, 2025, there was $12,214 of total unrecognized compensation expense related to unvested equity compensation awards granted under the Lifecore incentive stock plans. This total expense is expected to be recognized over a weighted-average period of 2.0 years.
13.    Income taxes
The effective tax rate was approximately negative 3% for the three months ended September 30, 2025 and less than 1% for the three months ended August 25, 2024. The effective tax rates were lower than the U.S. federal statutory tax rate in all periods primarily due to the Company’s valuation allowance on its deferred tax assets.

The One, Big, Beautiful Bill Act was signed into law in July 2025 and contains significant tax law changes with various effective dates, including a permanent extension of the 21% flat corporate income tax rate which was previously set to expire after 2025. The Company will be impacted by changes to the timing of certain tax deductions including depreciation expense, research and development expenditures and interest expense. The new tax laws caused a one-time acceleration of various tax deductions which did not result in income due to the establishment of valuation allowances on all deferred tax assets. At the same time, that acceleration reduced deductions available to offset future deferred tax liabilities, resulting in a one-time estimated deferred tax expense of $255 for the three months ended September 30, 2025.
14.    Fair value of financial instruments
Term Loan Credit Facility and debt derivative liability
The Term Loan Credit Facility contains various features that meet the definition of an embedded derivative and require bifurcation. These features, which were necessary for the Company to accept in order for Alcon to agree to provide the term loan financing, comprise three options for early prepayment of the term loans at stated premiums above par if certain future events were to occur, as described more fully in note 9. These embedded derivatives were initially recorded at fair value as a noncurrent liability (“debt derivative liability”) offset by a discount to the carrying value of the Term Loan Credit Facility that is being amortized to interest expense over the term of that facility. The debt derivative liability is being subsequently remeasured at fair value every reporting period with changes in fair value recognized as a component of other expense, net.
The disclosed fair value of the term loan and the recorded fair value of the debt derivative liability are estimated using a discounted cash flow method (a level 3 measurement) that includes annually weighted probabilities that certain call and put premiums are exercised upon qualifying events of default or changes in control. As of September 30, 2025, the fair value of the term loan, excluding the value of the embedded debt derivative liability, was $142,700 with a carrying value of $124,045; the fair value of the debt derivative liability was $25,491, which was the same as its carrying value. As of May 25, 2025, the fair value of the term loan, excluding the value of the embedded debt derivative liability, was $132,100 with a carrying value of $115,594; the fair value of the debt derivative liability was $24,991, which was the same as its carrying value.
The debt derivative liability is currently the only financial instrument recorded at fair value on a recurring basis in the accompanying balance sheets. The following table presents information about those measurements:

	Type of measurement	Measurement date	Type of measurement
			Level 1	Level 2	Level 3
Liabilities
Debt derivative liability	Recurring	September 30, 2025	—	—	25,491
Debt derivative liability	Recurring	May 25, 2025	—	—	24,991

The following table presents the rollforward reconciliation of this Level 3 recurring fair value measurement:

	Three months ended
	September 30, 2025	August 25, 2024
Balance at beginning of period	$25,116	$25,400
Change in fair value	375	(900)
Balance at end of period	$25,491	$24,500
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
During the three months ended August 25, 2024, there was a decrease in discount rates that lowered the fair value of the debt derivative liability. During the three months ended September 30, 2025, the passage of time slightly increased the fair value of the debt derivative liability.
Key inputs used to develop the fair value measurement were as follows:

	September 30, 2025	May 25, 2025
Probability of change in control event	80.0%	80.0%
Weighted average discount rate	17.8%	18.4%
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
Leaseback liability with related party
As discussed further in note 9, the Company maintains a financial liability for an equipment sale and leaseback with Alcon for which control of the asset was deemed not to have transferred.
In accordance with U.S. GAAP, the Company presents supplemental fair value information based on market conditions of the underlying financial instrument. The fair value information does not change the stated rate or carrying value of the instrument. The fair value of the leaseback liability was estimated using a discounted cash flow method (a level 3 measurement) that assumes a weighted-average discount rate of 5.2% and 5.8% as of September 30, 2025 and May 25, 2025, respectively. As of September 30, 2025 and May 25, 2025, the fair value of the leaseback liability approximated its carrying value.

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
In accordance with U.S. GAAP, the Company presents supplemental fair value information based on market conditions of the underlying financial instrument. The fair value information does not change the stated rate or carrying value of the instrument. The fair value of the deposit is estimated using a discounted cash flow method (a level 3 measurement) that includes assumed discount rates of 6.2% and 6.6% as of September 30, 2025 and May 25, 2025, respectively. The fair value assumes repayment in 1.3 years and 1.6 years as of September 30, 2025 and May 25, 2025, respectively, which was the remaining contractual term of the agreement as of each measurement date. As of September 30, 2025 and May 25, 2025, the fair value of the deposit approximated its carrying value.
Conversion ratio improvement provided to preferred stockholders
During the three months ended November 24, 2024, the Company performed a non-recurring fair value measurement to record the value of a conversion ratio improvement provided to preferred stockholders as a result of the October 3, 2024 Securities Purchase Agreement referenced in note 10. The fair value of the conversion feature was recorded as $2,132 adjustment to loss attributable to common stockholders. The fair value was calculated using an as-converted method based on the contractual conversion ratio of the preferred shares and the closing price of Common Stock, a level 1 measurement.
The weighted average discount rate was calculated based on the individual discount rate used for each future payment and weighted by both the present value of the future payments and the probability of each scenario.
15.    Leases
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
In January 2016, a lease commenced for the Company’s warehouse and final packaging building in Chaska, Minnesota. The lease has since been amended twice to accomplish the following: (i) to extend the term of the lease to September 2034, (ii) to add a buyout option equal to the balance of the lessor’s mortgage loan, valued at $3,100 as of September 30, 2025; and (iii) to provide a $2,400 cash payment to the Company in October 2024 in exchange for an increased rent payment schedule and an updated purchase option. The lease is classified as a finance lease and has a discount rate of 9%, which was the Company’s incremental borrowing rate at the time of the most recent amendment to the lease in August 2024.
In January 2021, a lease commenced for the Company’s warehouse and office space in Chanhassen, Minnesota. The lease term extends through March 2033. The lease is classified as an operating lease and has a discount rate of 3%, which was the Company’s incremental borrowing rate at lease inception.

The components of lease cost were as follows:

	Three months ended
	September 30, 2025	August 25, 2024
Finance lease cost:
Amortization of leased assets	$40	$36
Interest on lease liabilities	130	91
Operating lease cost	74	74
Total lease cost	$244	$201
The Company’s maturity analysis of operating and finance lease liabilities as of September 30, 2025 are as follows:

	Operating leases	Finance leases
Remainder of 2025	$102	$169
2026	$410	$691
2027	414	707
2028	144	725
2029	148	729
2030	153	724
Thereafter	347	5,975
Total lease payments	1,718	9,720
Less: interest	(136)	(3,806)
Present value of lease liabilities	$1,582	$5,914
Classification on consolidated balance sheet:
Accrued expenses and other current liabilities (see note 7)	$368	$174
Debt, net of current portion	—	5,740
Other liabilities	1,214	—
Present value of lease liabilities	$1,582	$5,914
Supplemental cash flow information related to leases are as follows:

	Three months ended
	September 30, 2025	August 25, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$102	$101
Operating cash flows from finance leases	130	91
Financing cash flows from finance leases	39	40

16.    Related party transactions
Alcon has been and continues to be one of the Company's largest customers, comprising 38% and 32% of its revenues for the three months ended September 30, 2025 and August 25, 2024, respectively. On May 22, 2023, Alcon entered into the Term Loan Credit Facility with the Company as described in note 9. This relationship as the Company's largest creditor, combined with its position as one of the Company's largest customers, caused management to conclude that Alcon has the ability to exert significant influence over the Company and therefore meets the definition of a related party beginning in May 2023.
Alcon’s transactions with the Company are as follows:
•Customary current financial positions for a customer of Alcon's size, including accounts receivable, contract liabilities and revenue, each as presented in the consolidated balance sheets and statements of operations and the notes thereto. Alcon has provided the Company guaranteed contractual minimum purchasing commitments through 2031, and the Company is required to maintain certain manufacturing capacity levels through 2033;
•Cash advances Alcon provided to the Company to purchase and install Alcon-owned equipment on the Company's premises totaling $307 at May 25, 2025;
•A significant individual prepayment that Alcon made to the Company in May 2024 of $5,500. The prepayment was accounted for as a contract liability, initially recorded at present value due to the existence of a significant financing component, and now being accreted to its settlement value via charges to interest expense, related party. This contract liability will be settled beginning January 2026 by issuing twelve monthly credit memos to Alcon totaling $5,500. The contract liability is classified on the balance sheet as a current portion of $4,131 and a noncurrent portion of $1,058, which is included in other liabilities on the balance sheet;
•Proceeds of $142,270 from term loans issued in May 2023 that were used to repay prior borrowings. The term loan principal plus accrued interest has grown to $179,562 through September 30, 2025 as a result of 10% interest paid-in-kind. See note 9 for additional information; and
•Alcon purchased equipment in May 2023 for $7,730 that it is leasing back to the Company in exchange for quarterly payments over a ten-year period. Payments to Alcon under the lease were $286 and $301 for the three months ended September 30, 2025 and August 25, 2024. See note 9 for additional information.
•Interest expense incurred from the Alcon borrowings noted above was $5,833 and $4,400 for the three months ended September 30, 2025 and August 25, 2024, respectively. Included in those amounts was non-cash interest expense of $5,740 and $4,296 for the three months ended September 30, 2025 and August 25, 2024, respectively.
Item 2.    Management’s discussion and analysis of financial condition and results of operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I, Item 1, of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 25, 2025 (the “2025 Annual Report”).

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933, as amended, and the Exchange Act. Words such as “anticipate,” “estimate,” “expect,” “project,” “aim,” “designed to,” “plan,” “intend,” “believe,” “may,” “might,” “will,” “should,” “can have,” “likely” and similar expressions are used to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Potential risks and uncertainties include, without limitation:
•the timing and amount of future expenses, revenue, cash flow and capital requirements, and timing and availability of and the need for additional financing;
•our ability to maintain or expand our relationships with our current customers, including the impact of changes in consumer demand for the products we manufacture for our customers;
•our ability to grow and diversify our business with new customers, including the potential loss of development customers if they do not receive required funding or regulatory approvals or for other reasons;
•our ability to comply with covenants under our credit agreements and to pay required interest and principal payments when due;
•our ability to raise additional capital for ongoing needs, including through equity financing, debt financing, collaborations, strategic alliances or licensing arrangements;
•the impact of macroeconomic events or circumstances on our operations and financial performance, including inflation, tariffs, interest rates, social unrest and global instability;
•the performance of our third-party suppliers;
•pharmaceutical industry market forces that may impact our customers’ success and continued demand for the products we produce for those customers;
•our ability to recruit or retain key scientific, technical, business development, and management personnel and our executive officers;
•our ability to comply with stringent U.S. and foreign government regulation in the manufacture of pharmaceutical products, including current Good Manufacturing Practice, or cGMP; and
•the outcome and cost of existing and any new litigation or regulatory proceedings.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors referenced in Item 1A. “Risk Factors” of this report.
All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this report, the 2025 Annual Report, and hereafter in our other SEC filings and public communications.

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
Overview
Lifecore is a fully integrated CDMO that offers highly differentiated clinical and commercial capabilities in the development, cGMP manufacturing and aseptic filling of complex formulations and highly viscous sterile injectable pharmaceutical drug or medical device products in syringes, vials and cartridges, across a wide variety of modalities. We manufacture hyaluronic acid (“HA”) in bulk form as well as for use in formulated and filled syringes and vials for our customers’ injectable products used in treating a broad spectrum of medical conditions and procedures, including ophthalmic and orthopedic applications. We also offer product development service capabilities to our customers that include analytical method development and validation, formulation development, sterile filtration, process scale-up, pilot studies, stability studies, process validation and production of materials for clinical studies.
Lifecore continues to make impactful improvements to operations, resulting in reduced operational expenses and improved productivity. Through active management and targeted initiatives, the Company has improved workforce productivity by more than 20% over approximately the past year. This achievement reflects the performance-driven culture at Lifecore and underscores the Company’s commitment to continuous improvement. Lifecore plans to further maximize efficiencies and productivity via aggressive procurement and operational strategies. The Company believes that a key catalyst in this effort will be the launch of its new enterprise resource planning (“ERP”) system, which is expected to go live in Q1 2026. Lifecore expects this system to strengthen inventory control, support sharper financial management, and help reduce costs as the company grows. To further advance the Company’s efficiency objectives, Lifecore recently hired a seasoned industry executive in the role of head of business transformation. This newly created position will champion the Company’s efforts to improve its cost structure, to drive productivity, and gain efficiencies.
On August 1, 2025, the Company’s Board of Directors approved a change in the Company’s fiscal year that ends on the last Sunday of May to a fiscal year that corresponds with the calendar year, ending on December 31, effective for the fiscal year beginning May 26, 2025 and ending December 31, 2025. The Fiscal Year Change is applied on a prospective basis and does not adjust operating results for prior periods.
As a result of the Fiscal Year Change, commencing with this Quarterly Report on Form 10-Q, the Company will be filing Quarterly Reports on Form 10-Q covering quarterly periods on a calendar year basis. Also as a result of the Fiscal Year Change, the Company will file a Form 10-KT covering the “transition period” beginning May 26, 2025 and ending December 31, 2025, which will include separate reporting of the approximately one-month period from May 26 to June 30, 2025. For periodic reports covering periods through and including June 30, 2026 (including this Quarterly Report on Form 10-Q), the Company will select comparative financial information in accordance with SEC rules that are applicable to the Fiscal Year Change. Specifically, for balance sheet information, the Company will present information from the latest audited date, which for this Quarterly Report on Form 10-Q is May 25, 2025; and for period-based information, the Company will present the most closely-comparable previously reported three-month period, which for this Quarterly Report on Form 10-Q is the three months ended August 25, 2024. This comparative information is selected to provide meaningful context for evaluating the Company’s performance through and including June 30, 2026. It is not practicable or cost-justifiable for the Company to prepare equivalent calendar-based comparative periods because the Company’s previous fiscal calendar does not align to the new calendar periods. Accordingly, readers should consider the differences in calendar timing when comparing results between periods.

The discussion and analysis that follows focuses on the Company’s financial condition, results of operations, and cash flows for the calendar quarter ended September 30, 2025, compared to the three-month period ended August 25, 2024. Where applicable, management has highlighted material variances and provided commentary on key drivers of performance, including the impact of the fiscal year change.
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
Three months ended September 30, 2025
Revenues and gross profit

	Three months ended		Change
	September 30, 2025	August 25, 2024	Amount	%
Revenues:
CDMO	$21,749	$20,180	$1,569	8%
HA manufacturing	9,360	4,525	4,835	107%
Total revenues	31,109	24,705	6,404	26%
Cost of goods sold	23,318	19,318	4,000	21%
Gross profit	7,791	5,387	2,404	45%
Gross profit percentage	25.0%	21.8%	3.2%

The increase in revenues of $6.4 million was primarily due to a $4.8 million increase in HA manufacturing revenues primarily from increased demand from a customer due to its supply chain initiatives. In addition, CDMO revenues increased $1.6 million, which was primarily from $2.6 million of higher sales volumes and $0.3 million of pricing and other revenue. These gains were partially offset by $1.3 million of lower development revenue due to completion of a discrete development project in the prior comparable period and timing of customer project lifecycles.
The increase of $2.4 million in gross profit is due a $4.3 million increase in HA manufacturing gross profit due to increased sales volume and manufacturing absorption, partially offset by a $1.9 million decrease in CDMO gross profit. The CDMO decline was due to lower development revenue of $1.4 million and a decrease in aseptic gross profit of $1.9 million due to product mix and costing, partially offset by favorable manufacturing absorption of $1.4 million.
Operating expenses

	Three months ended		Change
	September 30, 2025	August 25, 2024	Amount	%
Research and development	$1,963	$2,186	$(223)	(10)%
Selling, general and administrative	8,895	14,785	(5,890)	(40)%
Total operating expenses	$10,858	$16,971	$(6,113)	(36)%
Research and development (“R&D”)
R&D expenses modestly declined reflecting a relatively consistent level of product development and commercialization activities.
Selling, general, and administrative (“SG&A”)
The $5.9 million decrease in SG&A expenses includes a reduction of $2.2 million in recurring accounting, legal and consulting expenses and a net $3.7 million reduction in non-recurring expenses primarily related to legacy matters. Included in SG&A for the current period is $1.6 million of non-recurring costs primarily related to legal expenses related to legacy matters and excess audit fees. The prior period included $3.6 million of non-recurring expenses primarily related to incremental audit and consulting fees for the legacy financial restatement and legal expenses related to legacy matters, $1.2 million related to the stockholder activist settlement and $0.5 million of restructuring costs.
Non-operating income or expense

	Three months ended		Change
	September 30, 2025	August 25, 2024	Amount	%
Interest expense, net	$(6,384)	$(5,383)	$(1,001)	19%
Change in fair value of debt derivative liability, related party	(375)	900	(1,275)	n/m
Other expense, net	110	(203)	313	n/m
Income tax (expense) benefit	(333)	25	(358)	n/m

Interest expense, net
The increase in interest expense, net of interest income, included an increase of $1.3 million related to the Alcon term loans, which will continue to grow due to accumulating interest paid-in-kind and amortization of the debt discount, partially offset by a $0.4 million decrease due to lower outstanding borrowings under the revolving credit facility.
Change in fair value of debt derivative liability, related party
The $1.3 million change from income to expense was primarily due to a decrease in discount rates in the 2024 period and the passage of time in the 2025 period.
Other expense, net
The change from expense to income was primarily caused by the absence of $0.3 million of estimated expense accrued for monetary penalties to the preferred stockholders following the filing of registration statements in October 2024.
Income tax benefit or expense
The change from income to expense of $0.4 million was primarily caused by the passage of new Federal tax laws in the 2025 period that resulted in higher deferred tax expense. The new tax laws caused a one-time acceleration of various tax deductions which did not result in income due to the establishment of valuation allowances on all deferred tax assets. At the same time, that acceleration reduced deductions available to offset future deferred tax liabilities, causing an increase to deferred tax expense.
Liquidity and capital resources
As of September 30, 2025, the Company had cash of $18.9 million. In June 2025, the Company received $10.0 million cash from the early payment of principal under its note receivable from the sale of equipment in fiscal year 2025. In June 2025, the Company repaid $2.5 million of borrowings on the outstanding revolving credit facility.
Based on the borrowing base at September 30, 2025, the Company had approximately $23.6 million available for borrowing under the Revolving Credit Facility of the $40.0 million maximum committed amount. Under the Revolving Credit Facility, the Company is subject to a springing fixed charge ratio covenant of 1:1 generally in the event that the Company's available liquidity under the Revolving Credit Facility falls below $2.5 million. As of September 30, 2025, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility. See “Part I, Item 1. Note 9 - Debt” in this Quarterly Report on Form 10-Q for a summary of the Term Loan Credit Facility and Revolving Credit Facility.
Cash flow improved by $1.6 million in the three months ended September 30, 2025 compared to the three months ended August 25, 2024 period for the following reasons:
•Operating cash flows improved $2.4 million. In the 2024 period, earnings as adjusted for non-cash items used cash of $8.1 million, which was partially funded by $7.5 million of favorable working capital changes primarily related to net receivable collections and extension of accounts payable. In contrast, in the 2025 period, earnings as adjusted for non-cash items generated $1.1 million of cash, and changes in working capital of $0.6 million;
•Investing cash outflows decreased by $1.7 million from lower capital spending in the 2025 period compared to the 2024 period; and

•Financing cash flows decreased $2.5 million as a result of the absence of $1.9 million of net proceeds under the revolving credit facility in the 2024 period and due to higher cash payments of $0.6 million under employee stock plans.
The Company’s future capital requirements will depend on numerous factors, including our future capital expenditure requirements; development, production and manufacturing activities; administrative requirements (including salaries, insurance expenses and legal compliance costs); ability to establish and maintain new and existing customer arrangements; the costs associated with any legal proceedings and claims; any decision to pursue acquisition opportunities; the timing and amount of amounts payable or payments owed under customer agreements; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of customers’ activities and arrangements; demand for redemption of the Redeemable Convertible Preferred Stock and payment of the accrued and unpaid liquidation preference on shares of the Convertible Preferred Stock, if required; payments required under the Term Loan Credit Facility and Revolving Credit Facility; and other factors. If the Company’s currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its capital needs, the Company would be required to seek additional funding through various financing transactions or arrangements, including equity financing, debt financing, collaborations, strategic alliances or licensing arrangements, or other means. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.
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
Cash obligations relating to Series A Redeemable Convertible Preferred Stock
On January 9, 2023, the Company issued 38,750 shares of Series A Convertible Preferred Stock, par value $0.001 per share, that accrues dividends and that is, in certain cases, redeemable at the option of the holder as discussed further below.
The holders of Redeemable Convertible Preferred Stock are entitled to dividends at a rate of 7.5% per annum, or $75 per share, payable in-kind and compounding quarterly. The holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis. At September 30, 2025, there were $0.9 million of dividends in arrears that had not yet been paid-in-kind in the form of additional shares of Redeemable Convertible Preferred Stock, representing $12.50 per preferred share.
The Redeemable Convertible Preferred Stock is redeemable by the holders after the earlier of June 29, 2026 or the termination or waiver of the restriction on cash dividends and/or redemptions that is set forth in the Company’s credit agreements. The redemption price for each share of Redeemable Convertible Preferred Stock is an amount equal to its liquidation preference. As of September 30, 2025 and May 25, 2025, the aggregate liquidation preference of the Redeemable Convertible Preferred Stock was $47.5 million and $46.3 million, respectively.
Lifecore’s internally generated cash is not expected to be sufficient to fund all or any significant portion of the Series A liquidation preference and Lifecore is considering its financing alternatives, which would be dependent upon the amount of any redemptions and may include supplementing any cash generated from operations or borrowing under its existing credit facilities with other financing transactions such as equity financing, debt financing, collaborations, strategic alliances or licensing arrangements, or other means.

In November 2025, the Company paid an aggregate amount of $4.7 million to the holders of the Redeemable Convertible Preferred Stock in full satisfaction of the outstanding registration delay fees. See “Part I, Item 1. Note 10 – Equity ” in this Quarterly Report on Form 10-Q for a description of this obligation.
Contractual and other cash obligations
The Company’s material contractual obligations for the next five years mainly relate to its debt and lease obligations.
Indebtedness
Refer to “Part I, Item 1. Note 9. – Debt” elsewhere in this Quarterly Report on Form 10-Q for a description of the terms of outstanding indebtedness, including the Term Loan Credit Facility and Revolving Credit Facility, which is incorporated herein by reference.
As of September 30, 2025 the Company had $179.6 million in borrowings outstanding under the Term Loan Credit Facility at an effective annual interest rate of 20.9%, which includes the amortization of the debt discount. The stated annual interest rate is 10%, which is payable-in-kind until May 2026, following which interest is payable at a fixed rate of 3% per annum in cash with the remainder payable-in-kind. The obligations under the Term Loan Credit Facility mature on May 22, 2029. Interest paid-in-kind under the Term Loan Credit Facility for the three months ended September 30, 2025 was $4.4 million.
As of September 30, 2025, the Company had no borrowings outstanding under the Revolving Credit Facility. The Company repaid $2.5 million of borrowings in June 2025, and this repayment was a condition to the Company being able to access any other borrowings under the Revolving Credit Facility. The obligations under the Revolving Credit Facility mature on November 26, 2027. Interest paid under the Revolving Credit Facility for the three months ended September 30, 2025 was negligible.
Critical accounting estimates
There have been no material changes to the Company’s critical accounting estimates from those disclosed in the Company’s 2025 Annual Report. For a discussion of our critical accounting estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in Part II, Item 7 of the Company’s 2025 Annual Report.
Item 3. Quantitative and qualitative disclosures about market risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer concluded that, due to material weaknesses in our internal control over financial reporting as described in the “Management’s Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective as of September 30, 2025, due to the material weaknesses in internal control over financial reporting that were disclosed in the 2025 Annual Report. The Company continues to execute on its remediation plan to address the material weaknesses in internal control over financial reporting.

Management’s plan for remediation of material weaknesses in internal control over financial reporting
Management, with the oversight of the Audit Committee, remains committed to remediating the identified control deficiencies identified in prior periods. The remediation efforts are designed to address the remaining material weaknesses and enhance the overall internal control environment.
Progress to date includes:
•Continued execution of the remediation plan adopted in prior fiscal years, narrowing the scope of material weaknesses to three COSO components; Information and Communication, Control Activities, and Monitoring.
•Advancing the design of new business processes and systems of control in preparation for a comprehensive ERP implementation.
Planned remediation activities include:
•Implementing a new ERP system, targeted for the first quarter of calendar year 2026, which is expected to improve the reliability and consistency of financial data and reporting.
•Testing and monitoring the design and operating effectiveness of internal controls over financial reporting following the ERP implementation.
•Continuing to evaluate and enhance the design of controls to ensure the completeness and accuracy of information used in financial reporting.
The material weakness will not be considered remediated until management has designed and implemented effective controls that have operated for a sufficient period of time, and has concluded, through testing, that these controls are effective.
Changes in internal control over financial reporting
Except for the remediation efforts described above, there have been no changes in our system of internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    Legal proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. For further discussion, see the disclosures contained in note 8 to the consolidated financial statements in this Form 10-Q.
Item 1A. Risk factors
You should carefully consider the risks described in Part I, Item 1A, “Risk Factors” of the 2025 Annual Report, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein. Some statements in this report, including statements in the risk factors, constitute forward-looking statements. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business. There have been no material changes to our risk factors as previously disclosed under Part I, Item 1A “Risk Factors” in the 2025 Annual Report.

Item 2.    Unregistered sales of equity securities and use of proceeds
None.
Item 3.    Defaults upon senior securities
None.
Item 4.    Mine safety disclosures
Not applicable.
Item 5.    Other information
Rule 10b5-1 trading plans
During the three months ended September 30, 2025, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.    Exhibits

Exhibit Number	Exhibit Title
10.1+
Consent and Omnibus Amendment dated as of November 6, 2025 (to that certain Credit Agreement dated as of December 31, 2020), by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, BMO Bank, N.A., as lender and administrative agent, and solely for purposes set forth therein, Alcon Research, LLC, as term loan agent.

10.2+
Consent and Omnibus Amendment dated as of November 6, 2025 (to that certain Credit and Guaranty Agreement dated as of May 22, 2023), by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and Alcon Research, LLC, as lender, administrative agent and collateral agent.

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
Date:    November 6, 2025