Form 10-KT
period 2025-12-31
LIFECORE BIOMEDICAL, INC. \DE\
filed 2026-03-16
CIK 1005286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KT
☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended _________, or
☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from May 26, 2025 to December 31, 2025.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $222,965,066 as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price on the NASDAQ Global Select Market reported for such date.
As of March 9, 2026, there were 37,477,386 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-KT incorporates certain information by reference from the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

Explanatory note
On August 1, 2025, the Board of Directors of Lifecore Biomedical, Inc. approved a change in the Company’s fiscal year that ends on the last Sunday of May to a fiscal year that corresponds with the calendar year, ending on December 31, effective for the fiscal year beginning May 26, 2025 and ending December 31, 2025. As a result of this change, the Company is filing this Annual Report on Form 10-KT to report financial results for the transition period from May 26, 2025 through December 31, 2025. During the transition period, the Company elected to file a quarterly report on Form 10-Q for the quarter ended September 30, 2025, and expects to file quarterly reports based on the calendar year beginning with the quarter ending March 31, 2026.

LIFECORE BIOMEDICAL, INC.
ANNUAL REPORT ON FORM 10-KT

i

Cautionary note about forward-looking statements
This Annual Report on Form 10-KT, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. Words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and similar expressions are used to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Potential risks and uncertainties include, without limitation, the risks summarized and described in Item 1A. “Risk Factors” of this report.
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
Lifecore’s predecessor business commenced in the mid-1960’s with a primary focus on microbial diagnostic devices, but Lifecore developed its HA capabilities in the early 1980’s. From 2010, when it was acquired by Landec Corporation, until 2023, our CDMO business was operated through the Lifecore subsidiary of lower-margin food businesses. In 2022, we changed our corporate name from Landec Corporation to Lifecore Biomedical, Inc. to reflect the growing focus on the CDMO business. In May 2023, Lifecore completed the divestiture of these food businesses, and since that time, we have operated as a stand-alone fully integrated CDMO.
Since May 2024, Lifecore has continued to execute on strategic initiatives to support higher performance as a CDMO. We have made significant improvements to our revenue generating capacity, financial position, management team, governance, financial reporting and stock exchange compliance, and business development efforts, as well as initiatives to improve operational discipline, productivity and cost structure, including:
•In September 2024, we doubled our revenue-generating capacity (to support up to approximately $300 million in annual revenue-generating capacity) through the installation of a fully automated high-speed, multi-purpose 5-head aseptic isolator filler, which expanded our aseptic filling capabilities and increased the range of programs we are able to support;

•We strengthened our financial position through, among other actions, (i) raising $24.3 million in a private placement of Lifecore common stock in October 2024, (ii) a three-year term extension of our existing asset-based lending revolving credit facility with BMO Harris Bank N.A. (“BMO”) in November 2024, (iii) the sale of certain excess capital equipment for $17 million in January 2025, (iv) the repayment of $19.7 million of borrowings on our outstanding revolving credit facility over the past 18 months, with no amounts outstanding on this facility as of December 31, 2025, (v) reduced obligations with the payment of an aggregate amount of $4.7 million to the holders of the Redeemable Convertible Preferred Stock in full satisfaction of outstanding registration delay fees in November 2025, and (vi) the implementation of operational cost reductions, including overhead costs and professional fees associated with legal, accounting and consulting spend;
•Our corporate governance and compliance has improved by, among other actions, the election of four new directors who have joined our board, appointing a new Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and other members of our senior leadership team, entering into a cooperation agreement with 22NW, LP to strengthen Board alignment with stockholders, and regaining compliance with our SEC filing requirements and the listing requirements of the Nasdaq Stock Exchange (“Nasdaq”).
•We enhanced our business development strategy, increased our investment in sales and marketing to support brand visibility, and expanded our business development team with sales talent who will focus on key drug development geographies in the United States and internationally.
In addition, we also implemented various process improvements to ensure improved productivity and discipline in key areas of our business, including increased focus on cost control, manufacturing efficiency, and data-driven decision-making across the organization. For example, as part of our initiatives from 2025, we launched a new enterprise resource planning (“ERP”) system in January 2026, which is designed to enhance inventory control, data visibility, financial management, and operational decision‑making. We also recently hired a seasoned industry executive in the role of head of business transformation to champion the Company’s efforts to improve our cost structure and drive productivity and efficiencies. Based on all of these improvements, together with our competitive advantages and our strategic plan described below, we believe that we are well-positioned for future growth in the long-term.
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
Domestic manufacturing capabilities and expertise with respect to highly complex and viscous injectables
Lifecore has made strategic capital investments in its CDMO business focusing on extending its aseptic filling capacity and capabilities with respect to highly complex and viscous programs to meet increasing customer demand and to attract new opportunities outside of HA markets. Industry momentum toward onshoring and domestic manufacturing is accelerating, and we believe Lifecore is positioned to support this trend through its expertise in complex sterile injectables, regulatory compliance, and comprehensive U.S.-based CDMO capabilities. Most recently, in September 2024, Lifecore installed a fully automated high-speed, multi-purpose 5-head aseptic isolator filler, which has significantly expanded our available capacity and the range of project opportunities we can support.
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
Regulatory and quality expertise
Lifecore maintains a comprehensive multi-compendial quality and regulatory system supported by over 40 years of experience with global authorities, including the FDA, EMA, and ANVISA. Lifecore is a strong partner for companies looking for proven experience in delivering Quality by Design (QbD), cGMP compliance, and manufacturing excellence. The Company consistently meets customer and regulatory requirements through routine certifications and numerous customer audits each year. In March 2025, the FDA completed a general drug product good manufacturing practices inspection, which was closed in May 2025 with no further action. Lifecore’s Quality Management System covers APIs and excipients, medical devices, drug products, and biologics, reflecting its established capabilities in quality and compliance.
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
Sustaining objectives
1) Ensure Operational Capacity and Reduced Operational Expenses: Ensure that Lifecore is equipped to meet the evolving demands of the sterile injectable market while improving cost efficiency. Focus on value creation initiatives by eliminating low-return activities, optimizing key processes, and having a culture of continuous improvement in order to drive sustainable savings across the Company.
2) Performance-Driven Culture of Excellence: Commitment to a high-performance culture driven by exceptional talent, one where we are data-driven, have top talent in all strategic roles, and where incentives are aligned with our stockholders.
3) Commitment to Quality: Maintain the highest level of quality in every aspect of our work and in our relationships with customers and regulatory agencies alike.
Sales and marketing
Historically, Lifecore has leveraged its deep technical expertise, long-standing customer relationships, strong brand recognition and word-of-mouth referrals to support its leadership in HA, development and manufacturing experience and expertise. We are focused on better aligning our internal resources to lead and manage existing and new clinical and commercial customer relationships. We believe our business development team is well-positioned to strategically expand our target market by increasing focus on: large multinational pharmaceutical companies; later-stage clinical development programs; technology transfers of existing commercial programs; and a broader range of modalities. These efforts are aimed at driving new development programs into our organization. To support this strategy, we have increased our focus and investment in sales and marketing to enhance brand visibility. Additionally, we have expanded our business development team by adding experienced sales talent focused on key drug development geographies in the United States and internationally, as well as inside sales support and proposal writing resources.
Manufacturing and processing
Lifecore has three state-of-the-art facilities with a combined 250,000 square feet in Chaska, Minnesota that are all located within two miles of one another and regulated under one FDA establishment identifier number. These facilities support the HA manufacturing process and sterile manufacturing services, including formulation, aseptic filling of syringes, vials and cartridges, analytical testing, secondary packaging, warehousing of raw materials and finished goods, and distribution. Lifecore maintains exceptional versatility in the manufacturing of various finished product formats. We supply HA in powder form at a variety of molecular weights. We also supply several different forms of HA and non-HA finished drug or device products in a variety of solutions and gels, and in a variety of bulk and single-use finished packages.
The commercial production of HA requires fermentation, separation, purification and aseptic processing capabilities. HA can primarily be produced in two ways, either through bacterial fermentation or through extraction from rooster combs. Lifecore produces HA only from bacterial fermentation, using an efficient microbial fermentation process and an effective purification operation.
Lifecore currently operates five aseptic filling lines with 45 million units of capacity, which support efficient and safe aseptic processing of drug medical device and combination products. Most recently, Lifecore has installed a fully automated high-speed, multi-purpose 5-head aseptic isolator filler, which has significantly expanded our available capacity and the range of project opportunities we can support.

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
Seasonality
Lifecore is not significantly affected by seasonality. However, end-user market demand, customer supply chain initiatives, success of customer product development programs and timing of customer orders, as well as the scale, scope, mix and the duration of our fulfillment of such customer orders, has resulted and could result in variability in our revenues.
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

Human capital
Our employees
As of December 31, 2025, the Company had 382 full-time employees, of whom 177 were dedicated to manufacturing, 93 to quality and regulatory affairs, 78 to general operations, and 34 to sales, marketing and administrative activities. In 2025, we optimized our workforce and completed the strengthening of our senior leadership team, which we believe has the requisite background and experience to lead Lifecore’s focus as a stand-alone fully integrated CDMO. All of our employees are located in the United States. None of our employees are represented by labor unions or collective bargaining agreements.
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

Item 1A. Risk factors
Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business, prospects, financial condition and results of operations, any of which could subsequently have an adverse effect on the trading price of our common stock, par value $0.001 per share (“Common Stock”), and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors in its entirety, in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-KT and our other public filings with the SEC. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations in future periods.
Risk factor summary
Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks related to our internal controls and financial reporting, our financial and cash position, our business and operations, and ownership of our Common Stock, and general risks, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary, as well as elsewhere in this Annual Report on Form 10-KT. These risks include, but are not limited to, the following:
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
Risks related to our business and operations
•Our ability to retain existing customers, attract new customers and sell additional products and services to our existing and new customers, is highly dependent on the actual and perceived stability of our business and financial condition.
•Customer demand for our products and services is based on many factors that are beyond our control.
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
•Our corporate organizational documents and Delaware law have anti-takeover provisions, and our agreements contain certain provisions, that may inhibit or prohibit a takeover of us and the replacement or removal of our management.
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
As discussed in “Part IV, Item 9A. – Controls and Procedures,” in this Annual Report on Form 10-KT, we have identified material weaknesses in our internal control over financial reporting as of December 31, 2025. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weaknesses we identified led to errors in prior year consolidated financial statements as of and for the fiscal years ended May 29, 2022 and May 30, 2021 and certain interim periods. While these errors were corrected through restatements of our consolidated financial statements, the material weaknesses underlying those restatements have not yet all been remediated. We have adopted a plan with a goal to complete the remediation of these material weaknesses by the filing of our Annual Report on Form 10-K for the twelve-month period ended December 31, 2026, and we have taken and are continuing to take action to achieve our remediation, but those actions are not yet complete. The material weaknesses and the remediation thereof have caused us to incur significant accounting, legal, and other advisory costs and expenses, and substantial time from our management and employees, and may cause us to incur additional costs and time in the future.
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
See “Part IV, Item 9A. – Controls and Procedures” in this Annual Report on Form 10-KT for additional information regarding the identified material weaknesses and our actions to date to remediate the material weaknesses.

Risks related to our financial and cash position
We are highly leveraged and subject to significant interest, fair market value fluctuations, and certain credit agreement obligations, some of which are expected to grow. These may negatively impact our results and limit cash flow available to invest in the ongoing needs of our business, as well as our operational flexibility, or otherwise adversely affect our results of operations.
We are highly leveraged. As of December 31, 2025, we had approximately $189.9 million in total indebtedness with Alcon Research, LLC (“Alcon”), with $184.1 million outstanding under our Credit and Guaranty Agreement (the “Term Loan Credit Facility”). As of December 31, 2025, we are party to a $40.0 million revolving credit agreement (“Revolving Credit Facility”) with BMO, and had $21.4 million available for borrowing under the Revolving Credit Facility with no amounts outstanding as of December 31, 2025.
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
The Term Loan Credit Agreement contains various features for early prepayment of the term loans at stated premiums above par if certain future events were to occur, including a change in control or upon any uncured material default of the supply agreement with Alcon, as further described in “Note 10 – Debt – Term Loan Credit Facility” to our consolidated financial statements contained in this Annual Report on Form 10-KT. These features could require the Company to pay substantial amounts of cash in excess of the stated principal amount of the term loans, and could limit or prevent us from refinancing our indebtedness or engaging in mergers and acquisitions that could benefit stockholders.
These features meet the definition of an embedded derivative, which we record on our balance sheet as a debt derivative liability. This derivative requires accounting at fair value with changes recorded in earnings. The measurement of fair value depends upon various assumptions determined by management, including the annual probability that the specified future events discussed above will occur, and that the corresponding prepayment options are exercised. Changes to those assumptions have previously caused us to report significant fluctuations in our results, and may continue to cause us to report additional fluctuations in future periods. For example, during the fiscal year ended May 26, 2024, the Company recorded a gain of $39.5 million related to the change in fair value of the debt derivative liability. The degree of volatility caused by accounting for the debt derivative liability in our earnings could hamper investor confidence in our results, and if the volatility takes the form of a loss, could significantly reduce our future financial results.
Our interest expense and cash payable for interest are rapidly growing, and even though the Term Loan Credit Facility bears interest at a fixed 10% rate:
•Interest is currently payable-in-kind, but beginning in May 2026, a portion of the interest will become payable in cash at a rate of 3% per year through maturity of the Term Loan Credit Facility in May 2029 with the remaining 7% rate of interest continuing to be payable-in-kind, increasing the outstanding balance of the term loan;

•Beginning June 29, 2026 or the termination or waiver of the restriction on cash dividends and/or redemptions, a holder of the Redeemable Convertible Preferred Stock will have the right to require Lifecore to redeem such holder’s outstanding Redeemable Convertible Preferred Stock for a cash payment due on the 180th day of the holder’s redemption notice. The redemption amount is the same as the liquidation preference. We estimate that the accrued and unpaid liquidation preference for all such shares of Redeemable Convertible Preferred Stock, assuming no earlier conversions or redemptions, will be $50.2 million on June 29, 2026. If we do not redeem all shares of Redeemable Convertible Preferred Stock that are submitted for redemption, we must pay the holder cash interest at a rate of 1% per month (equivalent to 12% per annum) in respect of that holder’s unredeemed shares of Redeemable Convertible Preferred Stock until paid in full. The dividends on the Redeemable Convertible Preferred Stock are payable in kind in the form of additional shares of Redeemable Convertible Preferred Stock, resulting over time in an increasing number of shares of Redeemable Convertible Preferred Stock outstanding and therefore an increasing redemption amount; and
•The accounting method for the embedded derivative described above required us to discount our term loan to approximately half of its stated principal value at inception. As the discount amortizes, and as the stated principal of the debt grows from interest payable-in-kind, we anticipate that interest expense will nearly triple by the time the term loans mature, which will negatively impact our reported financial results.
Cash paid for interest, net, was $1.5 million for the transition period ended December 31, 2025. Should any or all of the above events occur, the Company may not have the capital necessary to fulfill these obligations or will be required to dedicate a substantial portion of cash flows from operations, if available, to the payment of principal and interest on applicable indebtedness which, in turn, reduces funds available for operations, capital expenditures and growth.
In addition, our two credit agreements contain a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, create liens, engage in transactions with affiliates, merge or consolidate with other companies, or sell substantially all of our assets. The Term Loan Credit Facility, under which Alcon is the lender, also contains certain operational requirements and limitations, including that any material uncured breach by us of our Amended and Restated Supply Agreement relating to the supply of HA to Alcon (the “Alcon Supply Agreement”) would constitute an event of default. The terms of our credit agreements may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Our credit agreements also contain covenants related to maintaining current financial reporting and going concern maintenance.

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
We incurred a net loss of $18.0 million for the transition period ended December 31, 2025, and as of December 31, 2025 we had an accumulated deficit of $223.2 million. We do not anticipate reporting net income in any future periods. We have been financing our operations through the issuance of debt and equity and through operations.
We may need additional capital to execute on our strategies for growth and to fund our operations and capital expenditures. Our capital needs are based upon management estimates as to future revenue and expense. Future capital expenditures, our development, production and manufacturing activities, and our administrative requirements (including salaries, insurance expenses and legal compliance costs) have required, and may in the future require a substantial amount of additional capital and cash flow. In addition, each holder of our Series A Redeemable Convertible Preferred Stock, par value $0.001 per share (the “Redeemable Convertible Preferred Stock”) has the right to require us to redeem all or any part of such holder’s Redeemable Convertible Preferred Stock on or after the “Applicable Date” for an amount equal to the liquidation preference, which is equal to the purchase price paid by the purchaser at issuance, plus all accrued and unpaid dividends with dividends accruing at a rate of 7.5% per annum, payable in-kind. The “Applicable Date” is the earlier of June 29, 2026, or the termination or waiver of the restriction on cash dividends and/or redemptions that is set forth in our credit agreements, and at June 29, 2026, we estimate that the accrued and unpaid liquidation preference for all shares of Redeemable Convertible Preferred Stock, assuming no earlier conversions or redemptions, will be $50.2 million. If we are not able to increase revenue, if our expenses are higher than anticipated or do not correspond to our rate of revenue growth, or if holders of our Redeemable Convertible Preferred Stock demand redemption, we may require additional capital sooner than we expect or in a greater amount than we currently expect. As discussed above, if we are unable to raise sufficient capital or otherwise fund the redemption of the Redeemable Convertible Preferred Stock, we will be required to pay substantial additional cash interest.
We may pursue sources of additional capital through various financing transactions or arrangements, including equity financing, debt financing, collaborations, sale of assets or real estate, strategic alliances or licensing arrangements, or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require (on acceptable terms or at all). Also, our efforts to raise additional funds may be hampered by the terms of our Redeemable Convertible Preferred Stock. The holders of our Redeemable Convertible Preferred Stock are entitled to certain anti-dilutive protections and participation rights with respect to any equity financing and certain consent rights related to further increases in indebtedness or other material transactions, in each case, as further described under the applicable documents related thereto.

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
Risks related to our business and operations
Our ability to retain existing customers, attract new customers and sell additional products and services to our existing and new customers, is highly dependent on the actual and perceived stability of our business and financial condition.
During the transition period ended December 31, 2025, Lifecore continued to execute on its strategic initiatives in an effort to support higher performance as a stand-alone fully integrated CDMO and bring stability to the Company. However, our historical financial results have been, and our future financial results may be, subject to fluctuations. Our ability to make payments on our debt, fund our other liquidity needs, and make planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash is reliant on our ability to maintain existing and enter into new customer arrangements. If we are unable to retain existing customers, attract new customers and sell additional products and services to our existing and new customers, our revenue growth, profitability and cash generation will be adversely affected.

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
Customer demand for our products and services is based on many factors that are beyond our control.
The amount that our customers spend on the development and manufacture of their products or product candidates, particularly the amount our customers choose to spend on outsourcing these services to us, substantially impacts our revenue and profitability. Our success as a stand-alone fully integrated CDMO will require strong customer demand for our services and capabilities. In particular, we expect that our ability to meet our future growth objectives will depend in large part on our existing and potential customers’ demand for and ability to market to consumers various HA-based products and non-HA products that we are able to manufacture for them. In September 2024, we substantially expanded our production capacity and capabilities through the installation of a fully-automated, high-speed and multi-purpose 5-head aseptic isolator-filler. If we are not able to fill this additional capacity through existing or new customer demand, our margins will be adversely affected.
The amount that our customers or potential customers are willing or able to spend on our development and manufacturing services may vary greatly depending on factors beyond our control, including broad factors, such as industry, general economic and financial market conditions, or on more customer-specific factors, such as the success of development programs or the size and resources of the customer. Accordingly, our development services and commercial manufacturing pipelines are subject to delays and difficult to forecast. Our smaller customers or potential customers with early-stage programs may have limitations on willingness to spend or access to capital, especially during times of economic uncertainty, and so may not be able to engage or pay for our services or otherwise be required to delay or cancel our services. Regardless of size, our customers or potential customers determine the amounts that they will spend on our services based upon, among other things, the success of clinical studies, market acceptance of their products, available resources, internal capabilities and their need to develop new products. The extent to which, and rate at which, our customers achieve market acceptance of their products, including consumer preferences and trends, and penetration of their current and new products, is a function of many variables including, but not limited to price, safety, efficacy, reliability, conversion costs, regulatory approvals, intellectual property rights, competition, marketing and sales efforts, and general economic conditions affecting purchasing patterns.
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
During the transition period ended December 31, 2025, the Company had sales concentrations of 10% or greater from two customers, including Alcon, which is also one of our primary lenders. Alcon and the other customer accounted for 42% and 16%, respectively, of our revenue during the transition period ended December 31, 2025. We expect that, for the foreseeable future, a limited number of customers may continue to account for a substantial portion of our revenues as we work to expand and diversify our customers and revenue sources.
During the transition period ended December 31, 2025, we became aware of new supply chain initiatives being pursued by Alcon that resulted in a significant decrease in our revenue forecast for 2026. We also became aware that a commercial customer accounting for less than 10% of revenues would end its manufacturing contract with us during the first half of 2026.
Any additional reduction, delay or cancellation of orders from one or more major customers for any reason or the loss of one or more of our major customers, whether through termination of existing agreements in accordance with their terms, competition, consolidation, development of other sources of supply, or otherwise, could materially and adversely affect our revenue. For some of our products and services, our major customers do not have minimum purchase obligations. Our major customers may not continue to place orders, orders by existing major customers may be canceled or may not continue at the levels of previous periods, or we may not be able to obtain orders for additional products or services.
We may be adversely impacted by the terms of our refinancing transactions with Alcon and by Alcon’s concentrated relationship with us as a significant customer of ours and as our lender.
In May 2023, we entered into various financing transactions with Alcon, a significant customer of the Company, pursuant to which Alcon agreed to become the Company’s lender under the Term Loan Credit Facility, the Company’s largest form of indebtedness with a principal balance of $184.1 million as of December 31, 2025. Also in May 2023, we entered into an equipment sale and leaseback transaction with Alcon relating to equipment we use for manufacture of product for Alcon, as well as the Alcon Supply Agreement, and in December 2023, we entered into an amended and restated contract manufacturing agreement with Alcon (“Alcon CMA”), which amended and restated the agreement relating to our manufacture and supply of aseptic products to Alcon. As a result of these transactions, the Company may be subject to risks related to the nature and significance of this relationship. For example, given the scope of the customer relationship and the relative customer concentration, the Company’s revenues and operational results currently are significantly reliant on the success and health of that relationship, including on Alcon’s continued ability and desire to use the Company for the manufacture and supply of HA and aseptic products. These relationships give Alcon a greater influence over our operations generally. The Alcon Supply Agreement includes annual committed capacity obligations on the Company without minimum purchase obligations on Alcon, and the Alcon CMA also includes annual committed capacity obligations on the Company, and both agreements permit Alcon to source from other third parties.
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
We operate in a market that is highly competitive. Our competition in the contract manufacturing market includes full-service contract manufacturers and large pharmaceutical companies offering third-party manufacturing services. We also may compete with the internal operations of pharmaceutical companies that choose to perform internally the development and manufacturing services that we would otherwise provide. We also compete with other manufacturers of HA, which either produce HA as a raw material for others or as a component in their own products or both.
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
Lifecore’s existing products and the products that Lifecore is developing for its customers are considered to be medical devices, drug products, or combination products, and therefore require clearance or approval by the FDA before commercial sales can be made in the United States. These products also require the approval of foreign government agencies before sales may be made in many other countries. The process for our customers to obtain these clearances or approvals varies according to the nature and use of the product. As a result, our business depends upon FDA or other regulatory approval of the products we manufacture for customers. If our customers experience a delay in, or failure to receive, approval for any of the products that we manufacture, our revenue and profitability could be adversely affected.
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
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could have a material adverse impact on our business, financial condition, and results of operations. For example, recent U.S. government actions regarding the imposition of tariffs and subsequent court‑mandated invalidation of certain tariffs have contributed to continued uncertainty in U.S. trade policy. Although the Supreme Court’s February 2026 ruling struck down broad tariffs previously imposed under the International Emergency Economic Powers Act, it has created new uncertainty regarding potential refund processes and the possibility that new tariffs may be pursued under other statutory authorities. These shifts, along with potential retaliatory measures from other countries, may further escalate trade tensions and impact our cost of doing business.
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
Sales of a substantial number of shares of our Common Stock in the public market could occur at any time, including shares of Common Stock issued following any conversion of our Redeemable Convertible Preferred Stock. Each holder of Redeemable Convertible Preferred Stock is entitled to convert all or any portion of their Redeemable Convertible Preferred Stock into Common Stock at any time. Additionally, Lifecore may from time to time, at its option, require conversion of all or any portion of the outstanding shares of Redeemable Convertible Preferred Stock to Common Stock if, for at least 20 consecutive trading days during the respective measuring period the closing price of the Common Stock was at least $10.50. Sales of our Common Stock, or a perception in the market that such sales may occur, could reduce the market price of our Common Stock, increase the volatility in the market price of our Common Stock, and adversely affect our ability to raise equity capital.
Our stock price may fluctuate in response to various conditions, many of which are beyond our control.
The market price of our Common Stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the following:
•technological innovations applicable to our products;
•customer demand for our commercial manufacturing and/or development services;
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
The holders of the Redeemable Convertible Preferred Stock also entered into a registration rights agreement with the Company. This agreement required the Company to file an initial registration statement covering sufficient shares of Common Stock into which the Redeemable Convertible Preferred Stock may be converted, which the Company filed in 2023. The agreement contains monetary penalties if the Company fails to maintain the effectiveness of that registration statement, including the timely filing of our periodic reports with the SEC, which the Company has failed to file timely in the past and could fail to maintain in the future, potentially subjecting the Company to even additional penalties. See “Note 11 – Equity – Redeemable Convertible Preferred Stock – Registration rights” to our consolidated financial statements contained in this Annual Report on Form 10-KT for information regarding monetary penalties and interest that we previously incurred.
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
Our outstanding shares of Redeemable Convertible Preferred Stock were initially convertible into an aggregate of over 5.5 million shares of common stock, subject to increase pursuant to applicable anti-dilution adjustments. In April 2025, we held a Special Meeting of Stockholders at which stockholders approved the removal of the 19.99% “Exchange Cap” on the issuance of Common Stock underlying the Redeemable Convertible Preferred Stock. Furthermore, the Redeemable Convertible Preferred Stock accrues dividends on a quarterly basis at a rate of 7.5% per annum, thereby increasing the number of shares of common stock issuable upon conversion. The conversion of some or all of the Redeemable Convertible Preferred Stock will result in the issuance of a substantial number of shares of common stock and, as a result, the percentage ownership and voting power held by our existing stockholders will be significantly reduced and our stockholders will experience significant dilution. As of December 31, 2025, an aggregate of 7,401,682 shares of Common Stock were issuable upon conversion of the then-outstanding Redeemable Convertible Preferred Stock, including all PIK dividends accrued as of such date.
Our corporate organizational documents and Delaware law have anti-takeover provisions, and our agreements contain certain provisions, that may inhibit or prohibit a takeover of us and the replacement or removal of our management.
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
In addition, our Term Loan Credit Facility is required to be repaid in full upon a merger or other change in control of Lifecore, along with a change in control premium that was approximately $27.6 million as of December 31, 2025. We also have agreements with our executive officers that provide for severance payments to them and the acceleration of vesting or payments of certain of their outstanding equity awards in the event of certain terminations following a change in control.
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
As previously disclosed, we were delinquent in filing certain of our past periodic reports with the SEC, and we have restated previously issued financial statements for several periods, which have subjected us to, and may in the future, subject us to further, governmental or regulatory investigations or stockholder litigation. For example, on February 16, 2024, the Chicago Regional Office of the SEC issued a subpoena to the Company seeking documents and information concerning the restatements. Also, on July 29, 2024, shareholder David Carew filed a putative class action complaint on behalf of our stockholders in the United States District Court of Minnesota alleging that statements made to our stockholders between October 7, 2020 and March 19, 2024 regarding our financial results, internal controls, remediation efforts, periodic reporting, and financial prospects were false and misleading in violation of Section 10(b) of the Exchange Act. In November 2025, the Company and individual defendants entered into an agreement in principle with the plaintiffs to settle this matter, without any admission of wrongdoing, which is subject to court approval. If approved by the court in its current form, this proposed settlement is expected to be covered by the Company’s insurance policies with no material loss incurred by the Company. In addition, in December 2024, 22NW, LP (“22NW”), filed a complaint in the Commercial Division of the Supreme Court of the State of New York, New York County alleging, among other things, material misrepresentations by us in connection with its acquisition of economic interests in the Company, including its investment in the Redeemable Convertible Preferred Stock. The 22NW complaint seeks compensatory damages, court costs, and attorneys’ fees, among other remedies. We have incurred, and may be required in future to incur further, significant legal fees and other expenses related to the legal proceedings. In addition, any adverse determination in either of these matters could expose us to significant liabilities. See “Note 9 – Commitments and Contingencies” to our consolidated financial statements contained in this Annual Report on Form 10-KT for additional information regarding the SEC investigation, the settlement of the Carew securities class action and the 22NW lawsuit.
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
We made key executive officer appointments, including a new CEO in May 2024 and a new CFO in September 2024, and completed the recasting of our senior leadership team in 2025. The success of our business depends to a significant extent on the continued service and performance of this senior leadership team, as well as our ability to attract and retain qualified scientific, technical, sales and marketing personnel. These employees may voluntarily terminate their employment with us at any time. The loss of any of our key personnel for an extended period may cause hardship for our business. In addition, competition for senior level personnel with knowledge and experience in our business is intense. If any of our key personnel were to leave, we would need to devote substantial resources and management attention to replacing them. As a result, management attention may be diverted from managing our business, and we may need to pay higher compensation to replace these employees.
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
In addition, cyberattacks on our customers or vendors could disrupt our ability to procure products from our vendors or our customers’ ability to order our products, and may negatively impact our reputation. Any of these occurrences could disrupt our business, result in potential liability or reputational damage, or otherwise have an adverse effect on our financial results.
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
We have recently implemented a new ERP system. ERP implementations are inherently complex, time-consuming and require significant resources and expenditures. The ERP system is critical to our ability to gather important information, obtain and deliver products, send invoices, fulfill contractual obligations, maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business.
Although the system went live successfully, the implementation and stabilization process continues and involves risks, including potential loss of information, integration challenges and disruption in operations. The implementation and ongoing maintenance of the ERP system may be subject to delays, cost overruns or unforeseen technical issues.
Any disruptions, delays or deficiencies could affect our ability to process orders, ship products, send invoices, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, including reports required by the SEC such as the evaluation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, if the ERP does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected.
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
Item 2.    Properties
As of December 31, 2025, the Company’s principal facilities consist of owned and leased properties used for manufacturing, laboratory, warehouse, and administrative operations. We own a facility in Chaska, Minnesota totaling approximately 148,200 square feet of office, laboratory, and manufacturing space, which together with substantially all of our consolidated assets other than cash, accounts receivable and inventory, secures borrowings under our term loan credit facility.
We also lease facilities in Chaska, Minnesota (approximately 80,950 square feet) and Chanhassen, Minnesota (approximately 21,384 square feet) that support our office, manufacturing, and warehouse activities. The Chaska lease expires in September 2034, and the Chanhassen lease expires in March 2028 with an option to extend through March 2033 that the Company is reasonably certain to exercise. For additional information about lease terms, see “Part IV, Item 15. Note 16 – Leases” of this Annual Report on Form 10-KT.
Collectively, these properties provide adequate and suitable capacity for our current operations. We do not expect difficulties in retaining occupancy through lease renewals or in securing equivalent facilities. We believe our owned and leased facilities are in good condition and suitable for the ongoing conduct of our business.

Item 3.    Legal proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. The information relating to material pending legal proceedings contained in “Part IV, Item 15. Note 9 - Commitments and contingencies” of this Annual Report on Form 10-KT is incorporated herein by reference.
Item 4.    Mine safety disclosures
Not applicable.

PART II
Item 5.    Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Market information
The Common Stock is traded on the NASDAQ Global Select Market under the symbol “LFCR”.
Holders
As of March 9, 2026, there were approximately 49 holders of record of our Common Stock. Since certain holders are listed under their brokerage firm’s names, the actual number of stockholders is higher. As of March 9, 2026, there were approximately 13 holders of record of the Convertible Preferred Stock.
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
Recent sales of unregistered equity securities
There were no sales of unregistered equity securities during the transition period ended December 31, 2025.
Issuer repurchases of equity securities
There were no issuer repurchases of equity securities during the transition period ended December 31, 2025.
Securities authorized for issuance under equity compensation plans
Other information about our equity compensation plans is incorporated herein by reference from Part II, Item 12 of this Annual Report on Form 10-KT.
Item 6.    [Reserved]
Item 7.    Management’s discussion and analysis of financial condition and results of operations
The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes contained in Part IV, Item 15 of this Annual Report on Form 10-KT. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see “Part I, Item 1A. Risk Factors” and “Cautionary Note About Forward-Looking Statements” contained in this Annual Report on Form 10-KT.

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
Since May 2024, Lifecore has continued to make impactful improvements to its operations and financial position:
•We have improved operations by expanding our revenue‑generating capacity, increasing our focus on manufacturing efficiency and cost management, and investing in systems and processes to support more effective execution. In September 2024, the Company expanded its aseptic filling capabilities through the installation of a fully automated high‑speed, multi‑purpose 5‑head aseptic isolator filler. In January 2026, Lifecore implemented a new ERP system designed to enhance inventory control, data visibility, and financial management. Through these and other initiatives, the Company believes that it has improved workforce productivity by more than 20% over approximately the past year. We believe this achievement reflects the performance-driven culture at Lifecore and underscores the Company’s commitment to continuous improvement.
•We have strengthened our financial position through, among other actions, (i) raising $24.3 million in a private placement of Lifecore common stock in October 2024, (ii) a three-year term extension of our existing asset-based lending revolving credit facility with BMO in November 2024, (iii) the sale of certain excess capital equipment for $17 million in January 2025, (iv) the repayment of $19.7 million of borrowings on our outstanding revolving credit facility over the past 18 months, (v) reduced obligations with the payment of an aggregate amount of $4.7 million to the holders of the Redeemable Convertible Preferred Stock in full satisfaction of outstanding registration delay fees in November 2025, and (vi) the implementation of operational cost reductions, including overhead costs and professional fees associated with legal, accounting and consulting spend.
Lifecore expects to further improve efficiencies and productivity through additional procurement and operational strategies that will build upon the new capabilities and information available from our ERP system. Lifecore expects this system to strengthen inventory control, support sharper financial management, and help reduce costs as the company grows. To further advance the Company’s efficiency objectives, Lifecore recently hired a seasoned industry executive in the role of head of business transformation. This newly created position will champion the Company’s efforts to improve its cost structure, to drive productivity, and gain efficiencies.
On August 1, 2025, our Board of Directors approved a change in the Company’s fiscal year from a fiscal year ending on the last Sunday of May to a calendar year ending on December 31. As a result, this Annual Report on Form 10-KT reports current results for the transition period from May 26, 2025 through December 31, 2025. To provide meaningful comparisons in the “Results of operations” section below, operating results for the seven‑month transition period ended December 31, 2025 are compared to the unaudited seven‑month period ended December 31, 2024, which is derived from the audited results of fiscal year ended May 25, 2025. This presentation reflects the comparative information required under SEC rules applicable to fiscal year changes and is intended to facilitate an understanding of changes in the Company’s operating results and financial condition.

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
The following costs are included in cost of sales: raw materials (including packaging, syringes, fermentation supplies and purification supplies), direct labor, overhead (including indirect labor, depreciation, and facility-related costs), and shipping and shipping-related costs.
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
The debt derivative liability, related party, represents the fair value of various features in the credit facility that require bifurcation and accounting as a derivative instrument. Changes in the fair value are recorded as non-operating income or expense.
Results of operations – seven months ended December 31, 2025 and 2024
Revenues and gross profit

	Seven months ended December 31,		Change
	2025	2024	Amount	%
(dollars in thousands)		(unaudited)
Revenues:
CDMO	$51,489	$49,053	$2,436	5%
HA manufacturing	24,032	13,903	10,129	73%
Total revenues	75,521	62,956	12,565	20%
Cost of sales	51,832	46,629	5,203	11%
Gross profit	23,689	16,327	7,362	45%
Gross profit percentage	31.4%	25.9%	5.5%
The increase of $12.6 million in revenues was primarily due to a $10.1 million increase in HA manufacturing revenues, $8.4 million of which was primarily due to timing of revenues from Lifecore’s largest customer’s supply chain initiatives and $1.7 million of increased demand from other customers and pricing initiatives. In addition, CDMO revenues increased $2.4 million, which was primarily from $2.9 million of overall higher sales volumes, $0.5 million of sales of customer specific materials, $0.4 million of higher development revenue, and $0.2 million of pricing. These increases were partially offset by the absence of $1.6 million of take-or-pay revenue recognized in the comparable period.

The increase of $7.4 million in gross profit is due a $7.6 million increase from HA manufacturing due to increased sales volume and manufacturing absorption, partially offset by a $0.2 million decrease from CDMO. The CDMO decrease was due to a decrease in aseptic gross profit of $0.1 million and a decrease in development gross profit of $0.1 million. The decline in aseptic gross profit was due to the absence of $1.6 million in take-or-pay revenue that occurred in the comparable period, partially offset by favorable manufacturing volumes, costing, and pricing initiatives.
Operating expenses

	Seven months ended December 31,		Change
	2025	2024	Amount	%
(dollars in thousands)		(unaudited)
Research and development	$4,965	$4,720	$245	5%
Selling, general and administrative	19,457	30,846	(11,389)	(37)%
Total operating expenses	$24,422	$35,566	$(11,144)	(31)%
Research and development (“R&D”)
R&D expenses modestly declined reflecting a relatively consistent level of product development and commercialization activities.
Selling, general, and administrative (“SG&A”)
The $11.4 million decrease in SG&A expenses includes a reduction of $2.5 million in recurring accounting, legal and consulting expenses, a $1.8 million reduction in stock-based compensation, and a net $6.6 million reduction in non-recurring expenses primarily related to legacy matters and prior period restructuring.
Non-operating income or expense

	Seven months ended December 31,		Change
	2025	2024	Amount	%
(dollars in thousands)		(unaudited)
Interest expense, net	$(15,574)	$(13,066)	$(2,508)	19%
Change in fair value of debt derivative liability, related party	(1,573)	1,900	(3,473)	n/m
Other income (expense), net	256	(215)	471	n/m
Income tax expense	(337)	(18)	(319)	n/m
Interest expense, net
The increase in interest expense, net of interest income, of $2.5 million was primarily from $3.0 million more interest related to the Alcon term loans, which will continue to grow due to accumulating interest paid-in-kind and amortization of the debt discount. This increase was partially offset by $0.3 million of lower amortization of deferred financing fees on the revolving credit facility caused by its extension through November 2027 and a $0.2 million aggregate net decrease from various other small items. There were also offsetting changes of $0.8 million less interest expense caused by lower average revolver borrowings and $0.8 million more interest expense caused by the placement into service of the multi‑purpose 5‑head aseptic isolator filler, which reduced the amount of interest that was capitalized to property, plant and equipment.

Change in fair value of debt derivative liability, related party
The $3.5 million change from income to expense was caused by distinct reasons each period. The change in the 2025 period was primarily caused by passage of time, which lowered the effect of cash flow discounting on the fair value calculations, in addition to offsetting changes to assumptions related to change in control timing and other scenario probabilities. The change in the 2024 period was primarily caused by a decrease in discount rates, which included an improvement in the Company’s derived credit rating following an equity raise in October 2024.
Other income (expense), net
The change from expense to income of $0.5 million was primarily driven by the absence of estimated expense accrued for monetary penalties to the preferred stockholders recognized in the comparative period following the filing of registration statements in October 2024.
Income tax expense
The increase in expense of $0.3 million was primarily caused by the passage of new Federal tax laws in the 2025 period that resulted in higher deferred tax expense. The new tax laws caused a one-time acceleration of various tax deductions which did not result in income due to the establishment of valuation allowances on all deferred tax assets. At the same time, that acceleration reduced deductions available to offset scheduled future deferred tax liabilities, causing an increase to deferred tax expense.
Results of operations – fiscal years ended May 25, 2025 and May 26, 2024
Revenues and gross profit

	Year ended		Change
(dollars in thousands)	May 25, 2025	May 26, 2024	Amount	%
Revenues:
CDMO	$90,095	$96,616	$(6,521)	(7)%
HA manufacturing	38,772	31,645	7,127	23%
Total revenues	128,867	128,261	606	—%
Cost of sales	88,569	86,411	2,158	2%
Gross profit	40,298	41,850	(1,552)	(4)%
Gross profit percentage	31.3%	32.6%	(1.3)%
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
Operating expenses

	Year ended		Change
(dollars in thousands)	May 25, 2025	May 26, 2024	Amount	%
Research and development	$8,258	$8,575	$(317)	(4)%
Selling, general and administrative	44,046	40,463	3,583	9%
Loss on sale or disposal of assets, net of portion classified as cost of sales	6,986	—	6,986	n/m
Restructuring (recovery) costs	(1,747)	1,656	(3,403)	n/m
Total operating expenses	$57,543	$50,694	$6,849	14%
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
Other expense, net
The decrease of $3.0 million in other expense was primarily driven by a $2.7 million decrease compared to the prior fiscal year for monetary penalties associated with late filings accrued under the registration rights agreement with the preferred stockholders.
Income tax expense
Neither income tax expense nor its changes were material to the periods presented.
Liquidity and capital resources
As of December 31, 2025, the Company had cash of $17.5 million and $21.4 million available for borrowing (together, “consolidated liquidity”) under its $40.0 million Revolving Credit Facility, with no amounts outstanding as of December 31, 2025. As of December 31, 2025, the Company had approximately $189.9 million in total indebtedness with Alcon, with $184.1 million outstanding under the Term Loan Credit Facility. The Company is subject to minimum liquidity covenants under its credit agreements, the most restrictive of which requires the Company to maintain at least $4.0 million of consolidated liquidity, as adjusted for any excess payables, at the end of each fiscal quarter. As of December 31, 2025, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility. See “Part IV, Item 15. Note 10 - Debt” in this Annual Report on Form 10-KT for a summary of the Term Loan Credit Facility and Revolving Credit Facility.

The following table presents comparative summary cash flows for the seven-month periods ended December 31, 2025 and 2024:

	Seven months ended December 31,		Change
	2025	2024
(in thousands)		(unaudited)
Net cash provided by (used in):
Operating activities	$7,330	$(5,593)	$12,923
Investing activities	6,304	(6,231)	12,535
Financing activities	(4,430)	7,279	(11,709)
Total	$9,204	$(4,545)	$13,749
Cash flow improved by $13.7 million in the transition period ended December 31, 2025 compared to the unaudited seven-month period ended December 31, 2024 period for the following reasons:
•Operating cash flows improved $12.9 million. In the 2024 period, earnings as adjusted for non-cash items used cash of $9.0 million, which was partially funded by $3.4 million of favorable working capital changes primarily related to net receivable collections and higher accounts payable, partially offset by higher contract assets and inventory. In contrast, in the 2025 period, earnings as adjusted for non-cash items generated $10.4 million of cash, offset by changes in working capital of $3.1 million primarily related to the $4.7 million payment to fully satisfy the preferred stock registration delay fees, partially offset by $1.6 million of other net working capital changes;
•Investing cash flows improved by $12.5 million due to the receipt of $10.0 million cash from the payment of a note receivable related to a sale of equipment in the 2025 period in addition to lower capital spending in the 2025 period compared to the 2024 period; and
•Financing cash flows decreased $11.7 million as a result of $2.5 million of revolver borrowings repaid in the 2025 period and the absence of certain one-time cash flows from the 2024 period, including inflows of $23.8 million from the issuance of common stock and $2.4 million from a lease amendment which were used to repay a net $17.2 million of borrowings under the revolving credit facility in the 2024 period.

The following table presents comparative summary cash flows for the fiscal years ended May 25, 2025 and May 26, 2024:

	Year ended		Change
(in thousands)	May 25, 2025	May 26, 2024
Net cash provided by (used in):
Operating activities	$(206)	$257	$(463)
Investing activities	(6,415)	(18,395)	11,980
Financing activities	6,424	7,509	(1,085)
Total	$(197)	$(10,629)	$10,432
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
The Company’s future capital requirements will depend on numerous factors, including our future capital expenditure requirements; development, production and manufacturing activities; administrative requirements (including salaries, insurance expenses and legal compliance costs); ability to establish and maintain new and existing customer arrangements; the costs associated with any legal proceedings and claims; any decision to pursue acquisition opportunities; the timing and amount of amounts payable or payments owed under customer agreements; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of customers’ activities and arrangements; any redemptions of the Redeemable Convertible Preferred Stock and payment of the accrued and unpaid liquidation preference on shares of the Convertible Preferred Stock, if required; payments required under the Term Loan Credit Facility and Revolving Credit Facility; and other factors. If the Company’s currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its capital needs, the Company would be required to seek additional funding through various financing transactions or arrangements, including equity financing, debt financing, collaborations, strategic alliances or licensing arrangements, or other means. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.
The Company’s principal sources of liquidity consist of its existing cash, any additional cash generated by operations, and availability under its Revolving Credit Facility. The Company expects these sources will be sufficient to finance its current operational and capital requirements for at least the next twelve months.
Cash obligations relating to Redeemable Convertible Preferred Stock
On January 9, 2023, the Company issued 38,750 shares of Redeemable Convertible Preferred Stock for a purchase price of $1,000 per share (the stated value) and gross proceeds of $38.8 million. The Redeemable Convertible Preferred Stock accrues dividends and is redeemable at the option of the holder as discussed further below.

The holders of Redeemable Convertible Preferred Stock are entitled to dividends at a rate of 7.5% per annum, or $75 per share, payable in-kind and compounding quarterly. The holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis. At December 31, 2025, there were $0.9 million of dividends in arrears that had not yet been paid-in-kind in the form of additional shares of Redeemable Convertible Preferred Stock, representing $18.75 per preferred share.
Each holder of outstanding shares of Redeemable Convertible Preferred Stock have the right to require the Company to redeem such holder’s outstanding Redeemable Convertible Preferred Stock after the earlier of June 29, 2026 or the termination or waiver of the restriction on cash dividends and/or redemptions that is set forth in the Company’s credit agreements. The redemption price for each share of Redeemable Convertible Preferred Stock is an amount equal to its liquidation preference. As of December 31, 2025 and May 25, 2025, the aggregate liquidation preference of the Redeemable Convertible Preferred Stock was $48.4 million and $46.3 million, respectively. The Company estimates that the accrued and unpaid liquidation preference for all such shares of Redeemable Convertible Preferred Stock, assuming no earlier conversions or redemptions, will be $50.2 million on June 29, 2026. If the Company does not redeem all shares of Redeemable Convertible Preferred Stock that are submitted for redemption, we must pay the holder cash interest at a rate of 1% per month (equivalent to 12% per annum) in respect of that holder’s unredeemed shares of Redeemable Convertible Preferred Stock until paid in full.
Lifecore’s internally generated cash is not expected to be sufficient to fund all or any significant redemptions of the Redeemable Convertible Preferred Stock. Lifecore’s financing alternatives would be dependent upon the amount of any redemptions and may include supplementing any cash generated from operations and borrowing under its existing credit facilities with financing transactions such as equity financing, debt financing, collaborations, strategic alliances or licensing arrangements, or other means.
In November 2025, the Company paid an aggregate amount of $4.7 million to the holders of the Redeemable Convertible Preferred Stock in full satisfaction of the outstanding registration delay fees. See “Part I, Item 1. Note 11 – Equity” in this Annual Report on Form 10-KT for a description of this obligation.
Contractual and other cash obligations
The Company’s material contractual obligations for the next five years mainly relate to its debt and lease obligations.
Indebtedness
Refer to “Part IV, Item 15. Note 10. – Debt” elsewhere in this Annual Report on Form 10-KT for a description of the terms of outstanding indebtedness, including the Term Loan Credit Facility and Revolving Credit Facility, which is incorporated herein by reference.
As of December 31, 2025 the Company had $184.1 million in borrowings outstanding under the Term Loan Credit Facility at an effective annual interest rate of 20.9%, which includes the amortization of the debt discount. The stated annual interest rate is 10%, which is payable-in-kind until May 2026, following which interest is payable at a fixed rate of 3% per annum in cash with the remainder payable-in-kind. The obligations under the Term Loan Credit Facility mature on May 22, 2029. Interest paid-in-kind under the Term Loan Credit Facility for the transition period ended December 31, 2025 was $10.6 million.
As of December 31, 2025, the Company had no borrowings outstanding under the Revolving Credit Facility. The Company repaid $2.5 million of borrowings in June 2025, and this repayment was a condition to the Company being able to access any other borrowings under the Revolving Credit Facility. The obligations under the Revolving Credit Facility mature on November 26, 2027. Interest paid under the Revolving Credit Facility for the transition period ended December 31, 2025 was negligible.

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
We have determined that the following accounting policies and estimates are critical to the preparation of the financial statements, so we have provided these additional disclosures to supplement our summary of significant accounting policies located in Note 1 to the consolidated financial statements in “Part IV, Item 15” of this Annual Report on Form 10-KT.
Valuation of debt derivative liability
The Company reported a fair value of its debt derivative liability of $26.6 million at December 31, 2025, and recognized expense of $1.6 million from the change in the fair value of its debt derivative liability for the transition period ended December 31, 2025 and recorded income from the change in the fair value of its debt derivative liability of $0.4 million and $39.5 million for the fiscal years ended May 25, 2025 and May 26, 2024, respectively.
The debt derivative liability represents the fair value of various features in the Term Loan Credit Agreement that require bifurcation and accounting as a derivative instrument. Its fair value is estimated using a discounted cash flow method that includes annually weighted probabilities that the lender exercises its option to require payment of the term loans upon a qualifying change in control or that the debt is held to maturity and refinanced. Management makes key judgments and estimates that are input into the valuation model, the most sensitive of which is the probability and timing of a change in control event occurring over the remaining term of the debt. Changes in these assumptions could result in a significant increase to our liabilities and expenses. For example, if all other assumptions were held equal, a one year acceleration of each of the change in control scenario dates occurring after December 31, 2026 would have increased the fair value of the debt derivative liability and increased our net loss by $7.2 million as of and for the transition period ended December 31, 2025.
Revenue recognition for development services
The Company recognized revenues for development services of $14.2 million, $23.2 million and $29.4 million for the transition period ended December 31, 2025 and fiscal years ended May 25, 2025 and May 26, 2024, respectively. Revenue for these services is recognized over time based on highly subjective measures of progress. To measure progress, management uses a proportion of labor hours incurred compared to the total estimated hours at the individual development project level.
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
Qualitative impairment reviews of goodwill and other indefinite-lived intangible assets
The Company had goodwill of $13.9 million and indefinite-lived intangible assets of $4.2 million, a component of other assets, as of December 31, 2025. We are required to review these assets on an annual basis to determine whether impairment may exist. The impairment analysis consists of an optional qualitative assessment potentially followed by a quantitative analysis. If we determine that the carrying value of these assets exceeds their fair value, an impairment charge is recorded for the excess.

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
In the transition period ended December 31, 2025, the Company’s qualitative assessment indicated a minimal risk of impairment. For example, with respect to our qualitative testing of goodwill, even a 50% decrease in our quoted stock price would not have caused the carrying value of our goodwill to exceed its fair value. We observed a similarly low sensitivity to changes in assumptions for our indefinite-lived intangible assets.
Item 7A. Quantitative and qualitative disclosures about market risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.
Item 8.    Financial statements and supplementary data
The information contained in Part IV, Item 15 of this Annual Report on Form 10-KT is incorporated herein by reference.
Item 9.    Changes in and disagreements with accountants on accounting and financial disclosure
Not applicable.
Item 9A. Controls and procedures
(a) Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-KT.
Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weakness in internal control over financial reporting described below.
(b) Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, these controls can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the internal controls may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate.
Management, with participation of the CEO and CFO, under the oversight of our Audit Committee, assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our CEO and CFO concluded that internal control over financial reporting was not effective as of December 31, 2025 due to the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
In connection with the Company’s evaluation of internal control over financial reporting, we identified a material weakness related to the design and operation of controls within the information and communication and control activities components of the COSO framework arising from limitations in our legacy ERP environment. Specifically, we did not design and maintain effective IT general controls for our legacy ERP environment, As a result, controls over the completeness and accuracy of key data elements and system‑generated reports derived from our legacy ERP system used in financial reporting, in addition to certain automated controls and IT‑dependent manual controls that rely on such information, were impacted, increasing reliance on spreadsheets and other end‑user computing tools.
These deficiencies could have reasonably resulted in a material misstatement of the Company’s annual or interim consolidated financial statements not being prevented or detected on a timely basis and therefore constituted a material weakness.
Notwithstanding such material weaknesses in internal control over financial reporting, the Company’s CEO and CFO have concluded that the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-KT present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-KT, has issued an adverse opinion on the effectiveness of our internal control over financial reporting. KPMG LLP’s report appears on page 55 of this Annual Report on Form 10-KT.
(c) Management’s plan for remediation of material weaknesses in internal control over financial reporting
Management, with oversight from the Audit Committee, has initiated and is continuing to execute a remediation plan designed to address the material weakness described above.
Progress and next steps:
•Subsequent to year‑end, in January 2026, we implemented a new ERP system intended to improve the reliability of system‑generated information used in financial reporting.
•We are designing and implementing IT general controls for the new ERP system which are necessary to support process-level controls that rely on the completeness and accuracy of key data elements and system-generated reports, and that support automated controls and IT-dependent manual controls.
Remediation will not be considered complete until the redesigned controls have operated for a sufficient period of time and management has tested and concluded on their operating effectiveness.
(d) Changes in internal control over financial reporting
There have been no changes in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information
Rule 10b5-1 trading plans
During the three months ended December 31, 2025, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections
Not applicable.

PART III
Item 10. Directors, executive officers and corporate governance
Information with respect to this item is incorporated by reference from the Company’s definitive proxy statement for the 2026 annual meeting of stockholders to be filed no later than 120 days after the end of the transition period ended December 31, 2025 (the “2026 Proxy Statement”) under the headings “Proposal No. 1 - Election of Directors - Director and Director Nominee Biographies,” “Corporate Governance and Board Matters,” “Executive Officers of the Company,” “Delinquent Section 16(a) Reports,” “Board of Directors Meetings and Committees,” and “Audit Committee Report.”
Insider trading compliance policy
The Company has adopted an insider trading compliance policy governing the purchase, sale, and/or any other disposition of its securities that applies to its directors, officers and employees, and other covered persons. The Company believes its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the insider trading compliance policy is filed as Exhibit 19.1 to this Annual Report on Form 10-KT.
Item 11. Executive compensation
Information with respect to this item is incorporated by reference from the 2026 Proxy Statement under the headings “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation of Directors.”
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Information with respect to this item is incorporated by reference from the 2026 Proxy Statement under the heading “Stock Ownership of Certain Beneficial Owners and Management.”
The following table provides information as of December 31, 2025, with respect to our shares of Common Stock that may be issued under the Company’s 2019 Stock Incentive Plan, as amended (the “2019 Plan”), which was approved by our stockholders, and our Equity Inducement Plan, as amended (the “Inducement Plan”), which was adopted and approved without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4), to provide for grants of equity awards as an inducement material to the individual’s entry into employment with the Company. The terms and conditions of the Inducement Plan are substantially similar to the Company’s stockholder-approved 2019 Stock Incentive Plan, subject to Nasdaq Listing Rule 5635(c)(4).

	Equity compensation plan information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights ($) (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,532,447	(2)	$8.23	1,798,895
Equity compensation plans not approved by security holders	3,568,026	(3)	$6.80	167,474
Total	5,100,473		$8.57	1,966,369
(1)    Represents the weighted-average exercise price of outstanding stock options and does not include RSUs or PSUs.

(2)    Consists of outstanding options to purchase 993,504 shares of Common Stock and RSUs covering an aggregate of 538,943 shares of Common Stock.
(3)    Consists of outstanding options to purchase 383,550 shares of Common Stock, RSUs covering an aggregate of 901,476 shares of Common Stock and PSUs covering an aggregate of 2,283,000 shares of Common Stock.
Item 13. Certain relationships and related transactions and director independence
Information with respect to this item is incorporated by reference from the 2026 Proxy Statement under the headings “Certain Relationships and Related Party Transactions,” “Board of Directors Meetings and Committees,” and “Director Independence.”
Item 14. Principal accountant fees and services
Information with respect to this item is incorporated by reference from the 2026 Proxy Statement under the headings “Fees Paid to Independent Registered Accounting Public Accounting Firm” and “Audit Committee Pre-Approval Policies.”

PART IV
Item 15. Exhibits and financial statement schedules
(a)

		Page
1.	Consolidated financial statements of Lifecore Biomedical, Inc.
	Reports of Independent Registered Public Accounting Firm (KPMG, LLP, PCAOB ID: 185)	53, 55
	Report of Independent Registered Public Accounting Firm (BDO USA, P.C., PCAOB ID: 243)	54
	Consolidated Balance Sheets at December 31, 2025, May 25, 2025 and May 26, 2024	57
	Consolidated Statements of Operations for the Transition Period Ended December 31, 2025 and Years Ended May 25, 2025 and May 26, 2024	58
	Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Transition Period Ended December 31, 2025 and Years Ended May 25, 2025 and May 26, 2024	59
	Consolidated Statements of Cash Flows for the Transition Period Ended December 31, 2025 and Years Ended May 25, 2025 and May 26, 2024	60
	Notes to Consolidated Financial Statements	61

2.	All schedules provided for in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since they pertain to items which do not appear in the financial statements of Lifecore and its subsidiaries or to items which are not significant or to items as to which the required disclosures have been made elsewhere in the financial statements and supplementary notes and such schedules.

3.	Index of exhibits	46
	The exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

(b)Index of exhibits.

Exhibit number	Exhibit title
3.1	Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2008.
3.2	Certificate of Amendment to Certificate Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2022.
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

4.1	Description of Capital Stock of Lifecore Biomedical, Inc, incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2025.
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

10.10
Limited Waiver and First Amendment dated December 31, 2023 to that certain Credit and Guaranty Agreement, by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and Alcon Research, LLC, as lender, administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2024.

10.11
Limited Waiver and Second Amendment dated August 8, 2024 to that certain Credit and Guaranty Agreement, by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and Alcon Research, LLC, as lender, administrative agent and collateral agent, incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2025.

Exhibit number	Exhibit title
10.12
Limited Waiver Under and Third Amendment dated November 26, 2024, to that certain Credit and Guaranty Agreement, by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and Alcon Research, LLC, as lender, administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2024.

10.13
Consent and Omnibus Amendment dated as of November 6, 2025, to that certain Credit and Guaranty Agreement, by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and Alcon Research, LLC, as lender, administrative agent and collateral agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

10.14
Credit Agreement, dated December 31, 2020, by and among Landec Corporation, Curation Foods, Inc. and Lifecore Biomedical, Inc., as borrowers, certain other subsidiary parties thereto, as guarantors, and BMO Harris Bank., N.A., a slender and administrative agent, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2021.

10.15
Pledge and Security Agreement, dated December 31, 2020, by and among Landec Corporation, Curation Foods, Inc., Lifecore Biomedical, Inc. and certain other subsidiary parties thereto, as grantors, and BMO Harris Bank., N.A., as administrative agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 5, 2021.

10.16
First Amendment to Credit Agreement, dated as of April 19, 2021, by and among Lifecore Biomedical, Inc. (formerly known as Landec Corporation), Curation Foods, Inc., Lifecore Biomedical Operating Company, Inc. (formerly known as Lifecore Biomedical, Inc.) and BMO Harris Bank, N.A.

10.17
Second Amendment to Credit Agreement, dated as of December 22, 2021, by and among Lifecore Biomedical, Inc. (formerly known as Landec Corporation), Curation Foods, Inc., Lifecore Biomedical Operating Company, Inc. (formerly known as Lifecore Biomedical, Inc.) and BMO Harris Bank, N.A.

10.18
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

Exhibit number	Exhibit title
10.20
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

10.21
Limited Waiver and Sixth Amendment to that certain Credit Agreement, dated December 31, 2023, by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and BMO Harris Bank, N.A., as lender and administrative agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2024.

10.22
Seventh Amendment to Credit Agreement, dated May 10, 2024, by and among Lifecore Biomedical, Inc., Curation Foods, Inc., Lifecore Biomedical Operating Company, Inc., and BMO Bank N.A, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2024.

10.23
Eighth Amendment to Credit Agreement, dated August 8, 2024, by and among Lifecore Biomedical, Inc., Curation Foods, Inc., Lifecore Biomedical Operating Company, Inc., and BMO Bank N.A., incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2025.

10.24
Limited Waiver Under and Ninth Amendment to that certain Credit Agreement, dated November 26, 2024, by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and BMO Bank, N.A., as lender and administrative agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 26, 2024.

10.25
Consent and Omnibus Amendment dated as of November 6, 2025, to that certain Credit Agreement, dated December 31, 2020, by and among Lifecore Biomedical, Inc., Curation Foods, Inc. and Lifecore Biomedical Operating Company, Inc., as borrowers, certain other subsidiaries of Lifecore Biomedical, Inc. party thereto, as guarantors, and BMO Bank, N.A., as lender and administrative agent, and solely for the purposes set for therein, Alcon Research, LLC, as term loan agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

10.26
Equipment Sale and Leaseback Agreement, dated May 22, 2023, by and between Lifecore Biomedical, Inc. and Alcon Research, LLC, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 23, 2023.

10.27
Equipment Lease Agreement, dated May 22, 2023, by and between Lifecore Biomedical, Inc. and Alcon Research, LLC, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 23, 2023.

Exhibit number	Exhibit title
10.28#
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

10.30#
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

10.32#
Amendment No. 2 effective June 13, 2025, to Amended and Restated Contract Manufacturing Agreement, by and between Alcon Research, LLC and Lifecore Biomedical, LLC, incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2025.

10.33	Form of Indemnification Agreement incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2018.
10.34*	Offer Letter, dated March 20, 2024, by and between the Company and Paul Josephs, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2024.
10.35*
Restricted Stock Unit Award Agreement dated May 20, 2024 to Paul Josephs under Lifecore Biomedical Inc. Equity Inducement Plan., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22 2024.

10.36*
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

10.38*
Amendment to Offer Letter dated March 20, 2024 between Paul Josephs and Lifecore Biomedical, Inc., incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2025

Exhibit number	Exhibit title
10.39*
Employment agreement, dated August 28, 2024, by and between the Company and Ryan D. Lake, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 29, 2024.

10.40*
Employment agreement, dated April 12, 2025, by and between the Company and Thomas Salus, incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2025.

10.41*	Lifecore Biomedical, Inc. Incentive Bonus Plan effective January 14, 2026, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 16, 2026.
19.1	Lifecore Biomedical, Inc. Insider Trading Policy, incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the year ended May 25, 2025.
21.1+	Subsidiaries of the Registrant
23.1+	Consent of Independent Registered Public Accounting Firm - KPMG, LLP
23.2+	Consent of Independent Registered Public Accounting Firm - BDO USA, P.C.
24.1+	Power of Attorney (included on the signature page to this Annual Report on Form 10-KT)
31.1+	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2+	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1**	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2**	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recoupment Policy, incorporated by reference to Exhibit 97.1 to the Registrant’s Current Report on Form 10-K filed on March 20, 2024.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Item 16. Form 10-KT summary
None.
Financial statements

Reports of Independent Registered Public Accounting Firms		53
Consolidated Balance Sheets as of December 31, 2025, May 25, 2025 and May 26, 2024		57
Consolidated Statements of Operations for the Transition Period Ended December 31, 2025 and Years Ended May 25, 2025 and May 26, 2024		58
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Transition Period Ended December 31, 2025 and Years Ended May 25, 2025 and May 26, 2024		59
Consolidated Statements of Cash Flows for the Transition Period Ended December 31, 2025 and Years Ended May 25, 2025 and May 26, 2024		60
Notes to the Consolidated Financial Statements		61
1	Organization, basis of presentation and summary of significant accounting policies	61
2	Income or loss per share	69
3	Segment reporting for single reportable segment	70
4	Accounts and note receivable	70
5	Inventory	71
6	Property, plant and equipment, net	72
7	Accrued expenses and other current liabilities	73
8	Restructuring costs	73
9	Commitments and contingencies	74
10	Debt	76
11	Equity	79
12	Revenue recognition	81
13	Stock-based compensation	82
14	Income taxes	85
15	Fair value of financial instruments	87
16	Leases	89
17	Related party transactions	91
18	Transition period information	92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Lifecore Biomedical, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Lifecore Biomedical, Inc. and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flow for period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flow for the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2026 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue recognition for product development services
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company recognized revenues of $14,232 thousand for the transition period ended December 31, 2025 related to product development services. Revenue for product development services is recognized over time as the Company is creating an asset unique to each customer without alternative use and has an enforceable right to payment, including a reasonable profit margin, for performance completed to-date. The Company determined that labor hours, the primary input to such arrangements, are the best and most accurate measure of progress and measures that progress as a proportion of total estimated hours for an individual arrangement.
We identified the evaluation of revenue recognized for product development services as a critical audit matter. Subjective auditor judgment was required to evaluate management’s estimated labor hours underlying the measure of progress used to recognize revenue.
The following are the primary procedures we performed to address this critical audit matter. For a sample of projects, we evaluated the estimated labor hours used in the Company’s revenue recognition of product development services by:
•confirming the open statements of work at December 31, 2025 directly with the customer
•comparing labor hours incurred for the transition period ended December 31, 2025 to payroll records
•assessing the labor hours incurred and estimated hours to complete by inquiring directly with the project manager
•investigating any adjustments to estimated hours to complete subsequent to December 31, 2025 through inquiry with management, including the project manager, to determine any impact on the estimated hours to complete at December 31, 2025.
Valuation of debt derivative liability
As discussed in Notes 10 and 15 to the consolidated financial statements, the Company recorded a debt derivative liability of $26,564 thousand as of December 31, 2025, related to the Company’s Credit and Guaranty Agreement (Term Loan Credit Facility) with Alcon Research, LLC. The debt derivative liability represents the fair value of various features in the Term Loan Credit Facility that meet the definition of an embedded derivative and require bifurcation. These features comprise options for early prepayment of the term loan at stated premiums above par if certain future events were to occur and are adjusted to fair value each reporting period.
We identified the evaluation of the fair value of the debt derivative liability as a critical audit matter. Specifically, complex auditor judgment was required to evaluate certain assumptions used by the Company to estimate the fair value of the debt derivative liability, including the probability and timing of certain future events and the discount rate. Valuation professionals with specialized skills and knowledge were also required to evaluate the discount rate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the reasonableness of management’s assumptions regarding the probability and timing of potential future events by 1) assessing management’s weighting of potential scenarios, including the timing of each scenario; 2) inquiring of management; 3) inspecting relevant supporting evidence, including board of directors and investor presentations; 4) evaluating current market trends; and 5) considering evidence obtained in other areas of the audit to determine if contradictory evidence existed. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate by comparing it to a discount rate range that was independently developed using publicly available data for comparable entities.
/s/ KPMG LLP
We have served as the Company’s auditor since 2025.
Philadelphia, Pennsylvania
March 16, 2026

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
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ BDO USA, P.C.
We served as the Company’s auditor from 2024 to 2025.
Minneapolis, Minnesota
August 7, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Lifecore Biomedical, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Lifecore Biomedical, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flow for the period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2026 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the information and communication and control activities components in the COSO criteria has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2026

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2025	May 25, 2025	May 26, 2024
ASSETS
Current assets:
Cash and cash equivalents	$17,469	$8,265	$8,462
Accounts receivable, net	13,233	15,151	16,274
Accounts receivable, related party	12,929	13,537	10,810
Current portion of note receivable	—	8,000	—
Contract assets	7,655	6,979	4,069
Inventory	29,085	32,291	39,979
Prepaid expenses and other current assets	1,921	1,454	1,439
Total current assets	82,292	85,677	81,033
Property, plant and equipment, net	127,304	129,006	149,165
Goodwill	13,881	13,881	13,881
Other assets	8,700	10,778	9,881
Total assets	$232,177	$239,342	$253,960
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,839	$8,220	$16,334
Accrued expenses and other current liabilities	17,734	21,958	22,538
Total current liabilities	23,573	30,178	38,872
Debt, net of current portion	5,694	5,801	22,906
Debt, net of current portion, related party	135,588	121,198	100,819
Debt derivative liability, related party	26,564	24,991	25,400
Other liabilities	6,698	9,741	12,061
Total liabilities	198,117	191,909	200,058
Commitments and contingencies, see note 9
Series A Redeemable Convertible Preferred Stock, $0.001 par value; 2,000,000 shares authorized; 47,466, 45,736 and 42,461 shares issued and outstanding, redemption value $48,356, $46,308 and $42,991	48,262	46,097	42,587
Stockholders’ (deficit) equity:
Common Stock, $0.001 par value; 75,000,000 shares authorized; 37,477,386, 37,026,234 and 30,562,961 shares issued and outstanding	37	37	31
Additional paid-in capital	208,962	206,539	177,807
Accumulated deficit	(223,201)	(205,240)	(166,523)
Total stockholders’ (deficit) equity	(14,202)	1,336	11,315
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$232,177	$239,342	$253,960
See accompanying notes to the consolidated financial statements

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	May 26, 2025 through	Year ended	Year ended
(in thousands, except share and per share amounts)	December 31, 2025	May 25, 2025	May 26, 2024
Revenues	$43,796	$72,328	$77,674
Revenues, related party	31,725	56,539	50,587
Total revenues	75,521	128,867	128,261
Cost of sales	51,832	88,569	86,411
Gross profit	23,689	40,298	41,850
Research and development expenses	4,965	8,258	8,575
Selling, general, and administrative expenses	19,457	44,046	40,463
Loss on sale or disposal of assets, net of portion classified as cost of sales	—	6,986	—
Restructuring (recovery) costs	—	(1,747)	1,656
Operating loss	(733)	(17,245)	(8,844)
Interest income	273	333	58
Interest expense	(1,226)	(3,289)	(3,486)
Interest expense, related party	(14,621)	(18,879)	(14,662)
Change in fair value of debt derivative liability, related party	(1,573)	409	39,500
Other income (expense), net	256	(3)	(3,052)
(Loss) income from continuing operations before income taxes	(17,624)	(38,674)	9,514
Income tax expense	(337)	(43)	(183)
(Loss) income from continuing operations	(17,961)	(38,717)	9,331
Income from discontinued operations	—	—	2,682
Net (loss) income	$(17,961)	$(38,717)	$12,013
See accompanying notes to the consolidated financial statements
LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	May 26, 2025 through	Year ended	Year ended
(in thousands, except share and per share amounts)	December 31, 2025	May 25, 2025	May 26, 2024
Net (loss) income	$(17,961)	$(38,717)	$12,013
Preferred stock dividends	(2,049)	(3,318)	—
Accretion of preferred stock to redemption value	(117)	(192)	—
Fair value of conversion ratio improvement to preferred stockholders	—	(2,132)	—
(Loss) income available to common stockholders	$(20,127)	$(44,359)	$12,013

Basic income or loss per share:
(Loss) income from continuing operations available to common stockholders	$(0.54)	$(1.27)	$0.30
Income from discontinued operations	—	—	0.09
Basic (loss) income per share	$(0.54)	$(1.27)	$0.39

Diluted income or loss per share:
(Loss) income from continuing operations available to common stockholders	$(0.54)	$(1.27)	$0.26
Income from discontinued operations	—	—	0.07
Diluted (loss) income per share	$(0.54)	$(1.27)	$0.33

Weighted average shares outstanding:
Basic	37,369,709	34,818,906	30,474,298
Diluted	37,369,709	34,818,906	36,658,186
See accompanying notes to the consolidated financial statements

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
(dollars in thousands)	Shares	Amount	Shares	Amount
Balance at May 28, 2023	39,420	$39,318	30,322,169	$30	$174,276	$(178,536)	$(4,230)
Dividends paid-in-kind	3,041	3,078	—	—	(3,078)	—	(3,078)
Accretion to redemption value	—	191	—	—	(191)	—	(191)
Settlement of stock-based awards	—	—	—	—	(152)	—	(152)
Exercise of stock options, net	—	—	240,792	1	723	—	724
Stock-based compensation	—	—	—	—	6,229	—	6,229
Net income	—	—	—	—	—	12,013	12,013
Balance at May 26, 2024	42,461	42,587	30,562,961	31	177,807	(166,523)	11,315
Issuance of stock, net of fees	—	—	5,928,775	6	23,844	—	23,850
Dividends paid-in-kind	3,275	3,318	—	—	(3,318)	—	(3,318)
Accretion to redemption value	—	192	—	—	(192)	—	(192)
Settlement of stock-based awards	—	—	611,012	—	(1,270)	—	(1,270)
Retirement of shares	—	—	(76,514)	—	(490)	—	(490)
Stock-based compensation	—	—	—	—	10,158	—	10,158
Net loss	—	—	—	—	—	(38,717)	(38,717)
Balance at May 25, 2025	45,736	46,097	37,026,234	37	206,539	(205,240)	1,336
Dividends paid-in-kind	1,731	2,049	—	—	(2,049)	—	(2,049)
Accretion to redemption value	—	117	—	—	(117)	—	(117)
Conversion of preferred stock	(1)	(1)	154	—	1	—	1
Settlement of stock-based awards	—	—	440,261	—	(1,133)	—	(1,133)
Exercise of stock options, net	—	—	10,737	—	50	—	50
Stock-based compensation	—	—	—	—	5,671	—	5,671
Net loss	—	—	—	—	—	(17,961)	(17,961)
Balance at December 31, 2025	47,466	$48,262	37,477,386	$37	$208,962	$(223,201)	$(14,202)
See accompanying notes to the consolidated financial statements

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	May 26, 2025 through	Year ended	Year ended
(in thousands)	December 31, 2025	May 25, 2025	May 26, 2024
Cash flows from operating activities:
Net (loss) income	$(17,961)	$(38,717)	$12,013
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	5,541	8,027	7,954
Stock-based compensation	5,671	10,158	6,201
Non-cash interest expense, inclusive of related party	15,211	20,247	15,442
Change in fair value of debt derivative liability, related party	1,573	(409)	(39,500)
Loss on sale or disposal of assets	—	7,776	18
Gain on settlement of lease liability	—	(2,642)	—
Other, net	395	49	1,828
Changes in operating assets and liabilities:
Accounts receivable, inclusive of related party	2,286	(2,262)	(3,263)
Contract assets	(676)	(2,910)	871
Inventory	3,206	7,688	862
Other assets	(546)	378	2,854
Accounts payable	(1,737)	(1,670)	(6,676)
Accrued registration rights penalty and interest	(4,703)	—	—
Accrued expenses and other liabilities	(930)	(5,919)	1,653
Net cash provided by (used in) operating activities	7,330	(206)	257
Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,696)	(13,415)	(18,395)
Proceeds from sale of equipment	10,000	7,000	—
Net cash provided by (used in) investing activities	6,304	(6,415)	(18,395)
Cash flows from financing activities:
Issuance of common stock, net of fees	—	23,850	—
Payments on revolving credit facility	(63,626)	(145,758)	(146,704)
Proceeds from revolving credit facility	61,126	128,567	149,586
Customer deposit	—	—	5,000
Proceeds from finance lease incentive	—	2,400	—
Payments related to employee stock plans	(1,133)	(1,270)	(152)
Other financing activities	(797)	(1,365)	(221)
Net cash (used in) provided by financing activities	(4,430)	6,424	7,509
Net increase (decrease) in cash and cash equivalents	9,204	(197)	(10,629)
Cash and cash equivalents, beginning of period	8,265	8,462	19,091
Cash and cash equivalents, end of period	$17,469	$8,265	$8,462
See accompanying notes to the consolidated financial statements, including note 1 for supplemental cash flow information

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
Basis of presentation
On August 1, 2025, the Company’s Board of Directors approved a change in the Company’s fiscal year from a fiscal year ending on the last Sunday of May to a calendar year (the “Fiscal Year Change”). As a result, these financial statements include the presentation of a transition period from May 26, 2025 to December 31, 2025. See note 18 for transition period comparative information.
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
Supplemental disclosures of cash flow information
The following table presents supplemental cash flow information:

	May 26, 2025 through	Year ended	Year ended
	December 31, 2025	May 25, 2025	May 26, 2024
Cash (refunded) paid for income taxes, net	$(12)	$46	$72
Cash paid for interest	1,468	1,907	2,730
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	778	1,539	7,858
Non-cash portion of sale of property, plant and equipment via note receivable	—	9,590	—
Increases to property, plant and equipment from finance leases	—	2,737	—
Capitalization of non-cash interest to property, plant and equipment	903	3,049	3,150
Dividends paid-in-kind on Redeemable Convertible Preferred Stock	2,049	3,318	3,078

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
Concentrations of risk
Cash and accounts receivable are financial assets that potentially subject the Company to concentrations of credit risk. Company policy limits, among other things, the amount of credit exposure to any one issuer and to any one type of investment, other than securities issued or guaranteed by the U.S. government. The Company maintains cash in U.S. bank accounts, the balances of which generally exceed the federally insured limit. A significant portion of accounts receivable is concentrated with a few large customers as described further in note 4.

Cash and cash equivalents
The Company records all highly liquid securities with original maturities of three months or less when acquired as cash equivalents. Cash equivalents consist mainly of money market funds. The market value of cash equivalents approximates their historical cost given their short-term nature.
Accounts receivable, net of allowance for credit losses
Accounts receivable generally represent amounts billed for services provided under customer contracts and are recorded at the invoiced amount net of an allowance for credit losses, if necessary. Management applies judgment in assessing the ultimate realization of its receivables and estimates an allowance for credit losses based on various factors, such as the aging of receivables, historical collection experience, current and future economic market conditions, and the financial condition of customers.
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
The Company adjusts inventory to remove the value of excess and obsolete items. Factors influencing inventory obsolescence include changes in demand, product life cycle, product pricing, physical deterioration, and quality concerns.
Goodwill and intangible assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired by the Company in a business combination, while intangible assets are acquired in a business combination. Neither goodwill nor indefinite-lived intangible assets are amortized but instead are each assessed for impairment on an annual basis or more frequently if impairment indicators exist. The impairment analyses each consist of an optional qualitative assessment, potentially followed by a quantitative analysis. If the Company determines that the carrying value of a reporting unit or indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded for the excess.
The Company performs its annual impairment testing as of the first day of its fourth fiscal quarter or whenever an event or change in circumstances occurs that would require a reassessment of impairment. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance, actual and anticipated changes in industry and market conditions, and competitive environments. As a result of the most recent annual impairment testing, the Company determined that there were no impairments. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful life. The Company reviews the carrying value of definite-lived intangible assets for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Property, plant and equipment, net
Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are as follows: five to ten years for furniture and fixtures; three to ten years for computer equipment; seven to twenty-five years for machinery and equipment; seven to forty years for buildings and building improvements; and the shorter of the lease term or useful life for leasehold improvements. Repairs and maintenance costs are expensed as incurred. Depreciation expense for these assets is recorded either in cost of sales or selling, general and administrative expenses in the consolidated statements of operations, depending on the asset and its intended use.
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
The Company capitalizes software development costs for internal use. Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company depreciates such costs on a straight-line basis over estimated useful lives of three to seven years, and the depreciation expense is recorded either in cost of sales or selling, general and administrative expenses in the consolidated statements of operations, depending on the asset and its intended use.
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

As a result of differences between the timing of performance obligations and customer payments, the Company may recognize contract assets or contract liabilities. Contract assets represent the Company’s right to consideration for goods or services transferred to customers when that right is conditional on something other than the passage of time, such as the completion of additional performance obligations. Contract liabilities represent the Company’s obligation to transfer goods or services to customers for which consideration has been received or is due in advance of performance.
The Company evaluates contracts to determine whether they contain a significant financing component. A significant financing component may exist when the timing of payments agreed to by the parties provides the customer or the Company with a significant benefit of financing the transfer of goods or services. When a significant financing component is identified, the Company adjusts the promised amount of consideration for the effects of the time value of money so that revenue reflects the cash selling price of the promised goods or services at the time control transfers, and recognizes the related interest income or interest expense separately from revenue over the financing period. In making this assessment, the Company considers the expected length of time between transfer of the promised goods or services and payment, prevailing market interest rates, and whether the difference between promised consideration and the cash selling price arises for reasons other than financing. The Company follows the practical expedient available in U.S. GAAP that permits it to disregard these requirements when, at contract inception, the period between payment and transfer of the promised goods or services is expected to be one year or less.
The Company accounts for shipping and handling as a fulfillment activity, and not as a separate performance obligation. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. Amounts billed to third-party customers for shipping and handling are included as a component of revenues. Shipping and handling costs incurred are included as a component of cost of products sold.
The following sections provide additional details about the Company’s revenue recognition policies:
CDMO
Lifecore provides aseptic formulation and filling of syringes, vials and cartridges for injectable products used for medical purposes. In instances where the customer contracts with the Company for aseptic filling, the filled goods are distinct in the context of the contract. Lifecore generally recognizes revenue for these products when the product is released through the completion of the certificate of analysis.
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

HA manufacturing
Lifecore manufactures and sells pharmaceutical-grade, non-animal-sourced HA using a proprietary, fermentation-based HA process in bulk form as well as for use in formulated and filled syringes and vials for customers’ injectable products used in treating a broad spectrum of medical conditions and procedures. The HA produced is distinct as customers are able to utilize the product provided under HA supply contracts when they obtain control. Lifecore recognizes revenue for these products at the point in time when legal title to the product is transferred to the customer, which is either (i) at the time shipment is made; or (ii) when the product is stored at the customer’s instruction for substantive reason, identified as belonging to the customer, ready for physical transfer to the customer and unable to be used or directed to another customer.
Defined contribution plan
The Company sponsors a defined contribution 401(k) plan which is available to all full-time Lifecore employees. The Company matches 100% of the first 3%, and 50% of the next 2%, that is contributed by an employee. Employee and Company contributions are fully vested at the time of the contributions. The Company retains the right, by action of the Board of Directors, to amend, modify, or terminate the plan. For the transition period ended December 31, 2025 and the fiscal years ended May 25, 2025 and May 26, 2024, the Company contributed $805, $1,500 and $1,664, respectively, to the plan.
Stock-based compensation
The Company issues stock-based awards to employees and non-employee directors in the form of stock options, RSUs and PSUs. The Company recognizes compensation expense for stock options and RSUs awards based on their estimated fair value on the date of grant on a straight-line basis over the single vesting period of the award as a whole. The Company recognizes compensation expense for PSUs based on the estimated fair value on the date of grant of each individual tranche over the vesting periods of each tranche of the award, resulting in a more accelerated expense pattern at the whole-award level as compared to the stock options and RSUs. The Company accounts for forfeitures as they occur. Stock options are exercisable generally for a period of seven years from the date of grant and generally vest over four years. RSUs generally vest over one to five years. PSUs vest based on achieving specified performance targets. All vesting is subject to continued service.
The grant date fair value of stock options is estimated using the Black-Scholes option pricing model which relies upon management’s estimates and assumptions of the expected stock price volatility, the life of the award and the risk-free interest rate. RSUs are valued at the closing market price of the Common Stock on the date of grant. PSUs are valued on the grant date through the use of a Monte Carlo simulation model which relies upon management’s estimates and assumptions of the expected stock price volatility, the life of the award and the risk-free interest rate. For all awards, the Company estimates volatility using its historical stock price performance over a look-back period equal to the expected future life of the award.
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
Derivative financial instruments
The Company evaluates contracts to determine whether they contain features that meet the definition of an embedded derivative. When present, the Company bifurcates embedded derivatives from host instruments and accounts for them as free standing derivative financial instruments when (i) the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract, (ii) the hybrid instrument is not remeasured at fair value with changes in fair value recognized in earnings, and (iii) a separate instrument with the same terms as the embedded feature would meet the definition of a derivative instrument. The Company has not entered into any derivative instruments for trading purposes nor has it designated any derivative instruments as hedging instruments.
Derivative instruments that are not designated as hedges are presented on the consolidated balance sheets at fair value. Changes in the fair value of derivative instruments are recorded in earnings in the period in which the changes occur as a component of other income or expense in the Company’s consolidated statements of operations.
The Company has bifurcated certain features of its Term Loan Credit Facility (as defined in note 10) as a derivative instrument, which is presented as the debt derivative liability, related party, on the consolidated balance sheets.
Fair value measurements
The Company uses fair value measurement accounting as required for presentation and disclosure of certain financial instruments. The Company has not elected the fair value option for any of its eligible financial instruments.
The Company follows a three-tier hierarchy for classifying fair value measurements based upon the inputs used in measuring fair value:
•Level 1 – observable inputs such as quoted prices for identical instruments in active markets.
•Level 2 – inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.
•Level 3 – unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

Leases
The Company determines if an arrangement is a lease or contains a lease at inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Right-of-use assets are initially measured at cost and subsequently amortized over the lease term. Lease liabilities are initially recognized and subsequently measured based on the present value of the remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is a quoted rate based on the understanding of what the Company’s credit rating would be. Options to extend the lease are included in the lease term if the options are reasonably certain to be exercised. The Company’s lease agreements do not contain any material residual value guarantees.
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
Operating lease assets are included in other assets, and operating lease liabilities are presented in accrued expenses and other current liabilities and other liabilities on the consolidated balance sheets. Finance lease assets are included in property, plant and equipment, and finance lease liabilities are classified as debt.
Recent accounting pronouncements
In December 2023, accounting standards update 2023-09 was issued to improve income tax disclosures. This update includes disclosure of disaggregated information about both the effective tax rate reconciliation and income taxes paid. This update was effective for the transition period ended December 31, 2025. The Company has prospectively updated its effective tax rate reconciliation as presented in note 14 and determined that the disaggregation of income taxes paid was not material.
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
In September 2025, accounting standards update 2025-06 was issued to modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. This guidance is effective for annual periods beginning after December 15, 2027, which for Lifecore begins with the year ending December 31, 2028, and interim periods therein. Early adoption is permitted as of the beginning of an annual reporting period. Management is currently evaluating the impact that the adoption of this update may have on its financial statements.

Management has evaluated recently issued accounting pronouncements outside of those mentioned above and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.
2.    Income or loss per share
The following table presents the reconciliation of weighted average shares used in the computation of basic and diluted income or loss per share for the year ended May 26, 2024:

Year ended
May 26, 2024
Weighted average shares for basic income or loss per share	30,474,298
Redeemable Convertible Preferred Stock	5,846,612
Stock options, RSUs and PSUs	337,276
Weighted average shares for diluted income or loss per share	36,658,186
Due to the Company’s net loss for the transition period ended December 31, 2025 and the year ended May 25, 2025, the inclusion of dilutive securities would be antidilutive because it would reduce the amount of loss incurred per share. As a result, no additional dilutive shares were included in diluted loss per share, and there were no differences between basic and diluted loss per share.
The following securities on an as-converted basis were excluded from the computations of diluted loss per share:

	May 26, 2025 through	Year ended
	December 31, 2025	May 25, 2025
Redeemable Convertible Preferred Stock	7,401,682	7,000,626
Stock options	1,377,054	1,260,299
RSUs	1,440,419	1,519,287
PSUs	2,283,000	2,545,000
Total	12,502,155	12,325,212
See note 11 for more information about Redeemable Convertible Preferred Stock and note 13 for more information about stock options, RSUs and PSUs.

3.    Segment reporting for single reportable segment
The following table presents the components of net income or loss, which is the measure of profit or loss used for the Company’s single reportable segment:

	May 26, 2025 through	Year ended	Year ended
	December 31, 2025	May 25, 2025	May 26, 2024
Revenues	$75,521	$128,867	$128,261
Personnel costs(1)	27,471	50,377	53,292
Materials and non-depreciation overhead(2)	28,371	51,018	48,540
Depreciation	5,541	8,027	7,954
Stock-based compensation	5,671	10,158	6,201
Reorganization costs	2,252	10,481	9,796
Loss on sale or disposal of assets	—	7,776	18
All other operating expenses(3)	6,948	8,275	11,304
Interest expense, net	15,574	21,835	18,090
Change in fair value of debt derivative liability	1,573	(409)	(39,500)
Other (income) expense, net	(256)	3	3,052
Income tax expense	337	43	183
Income from discontinued operations	—	—	(2,682)
Net (loss) income	$(17,961)	$(38,717)	$12,013
(1)Includes all wages and salary, bonus, employer taxes, and employee benefit plan expenses
(2)Represents cost of sales, excluding direct labor and all personnel cost and depreciation allocations
(3)Includes expenses for accounting, legal and other professional services, software licensing, insurance costs, public company costs and board fees.
For the transition period ended December 31, 2025, the Company earned revenue of approximately 70% in the United States, 15% in Belgium and 15% in all other countries combined. For the fiscal year ended May 25, 2025, the Company earned revenue of approximately 60% in the United States, 20% in Belgium, 10% in the Netherlands and 10% in all other countries combined. For the fiscal year ended May 26, 2024, the Company earned revenue of approximately 65% in the United States, 10% in Belgium, 5% in Netherlands and 20% in all other countries combined.
4.    Accounts and note receivable
Accounts receivable
Two of the Company’s customers had accounts receivable concentrations of 10% or greater as of December 31, 2025, with those customers comprising 48% and 10% of accounts receivable. Four of the Company’s customers had accounts receivable concentrations of 10% or greater as of May 25, 2025, with those customers comprising 37%, 14%, 11% and 11% of accounts receivable. Two of the Company’s customers had accounts receivable concentrations of 10% or greater as of May 26, 2024, with those customers comprising 34% and 18% of accounts receivable.

Changes in the allowance for credit losses related to accounts receivable are as follows:

	May 26, 2025 through	Year ended	Year ended
	December 31, 2025	May 25, 2025	May 26, 2024
Beginning balance	$1,351	$711	$485
Provision	240	658	263
Charge-offs	(547)	(18)	(37)
Ending balance	$1,044	$1,351	$711
The primary factor that is currently influencing management’s estimate of expected credit losses is its knowledge of the status of certain customers’ development projects.
Note receivable
On January 7, 2025, the Company accepted a $10,000 note as a portion of the proceeds from the sale of certain excess equipment described in note 6. The note would have matured on July 7, 2026 and was receivable in whole or in part at any time prior to maturity without penalty or premium. Otherwise, it was scheduled to be collected as follows: $4,000 on July 7, 2025, $4,000 on January 7, 2026 and $2,000 on July 7, 2026.
The note was interest-free through July 7, 2025, and thereafter principal would have earned interest at the U.S. prime rate plus 1% until repayment. Management concluded that interest should have been imputed for the full duration of the note at an effective interest rate of 8.5%, representing the stated rate as of May 25, 2025. As a result, the Company recorded an initial discount of $410 as an offset to the noncurrent portion of the note based on its maturity date at that time.
As of May 25, 2025, the note receivable of $10,000, net of discount of $99, was classified on the balance sheet as follows: $8,000 as a standalone current asset and $1,901 as a component of other assets. Interest income for the transition period ended December 31, 2025 and the fiscal year ended May 25, 2025 was $99 and $205, respectively.
In June 2025, the note holder paid the note in full.
5.    Inventory
The following table presents the components of inventory:

	December 31, 2025	May 25, 2025	May 26, 2024
Finished goods	$11,845	$13,379	$14,924
Raw materials	10,092	10,169	13,140
Work in process	7,148	8,743	11,915
Inventory	$29,085	$32,291	$39,979

6.    Property, plant and equipment, net
All property, plant and equipment is located in the United States. The following table presents the components of property, plant and equipment:

	December 31, 2025	May 25, 2025	May 26, 2024
Land and land improvements	$3,491	$3,739	$3,739
Buildings and building improvements	82,021	63,732	62,874
Machinery and equipment	82,139	61,183	61,013
Computer equipment and software	7,852	8,373	8,290
Furniture and fixtures	1,422	1,635	1,631
Construction in process	4,545	42,231	39,151
Idle construction in process	4,994	5,525	22,801
Property, plant, and equipment, gross	186,464	186,418	199,499
Less: accumulated depreciation	(59,160)	(57,412)	(50,334)
Property, plant, and equipment, net	$127,304	$129,006	$149,165
During the transition period ended December 31, 2025, the Company completed its capacity expansion project which is expected to more than double its overall aseptic capacity. As a result of the completion of the capacity expansion project, depreciation expense is expected to increase by approximately $1,600 per annum.
On January 7, 2025, the Company entered into an agreement for the sale of certain excess equipment. The aggregate purchase price was $17,000. Lifecore received $7,000 cash and paid fees of $752 at closing. Lifecore also accepted a note for the remainder of the proceeds (see note 4) and recorded current and noncurrent payables of $800 and $200, respectively, for selling fees due to a third-party broker. The note and the payables were each cash-settled in June 2025. The sale resulted in a $21,239 reduction in idle construction in process. The Company recorded a loss on the sale of the equipment of $6,400, which is included in loss on sale or disposal of assets, net of portion classified as cost of sales, within the statement of operations.
Depreciation expense for property, plant, and equipment for the transition period ended December 31, 2025 and the fiscal years ended May 25, 2025 and May 26, 2024 was $5,541, $8,027 and $7,954, respectively.

7.    Accrued expenses and other current liabilities
The following table presents the components of accrued expenses and other current liabilities:

	December 31, 2025	May 25, 2025	May 26, 2024
Contract liabilities, related party	$5,642	$2,731	$1,025
Accrued compensation	4,548	6,144	6,165
Contract liabilities	3,018	684	1,088
Accrued professional fees	1,444	321	822
Current portion of debt, related party	773	773	773
Current portion of debt	181	2,664	170
Accrued customer pass-through expenditures	258	1,911	3,509
Accrued payable to Redeemable Convertible Preferred Stockholders	—	4,499	3,471
Current portion of operating lease liabilities	372	387	3,963
Other	1,498	1,844	1,552
Accrued expenses and other current liabilities	$17,734	$21,958	$22,538
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
The following table presents the restructuring costs or recovery recognized:

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

All remaining balances were paid during the transition period ended December 31, 2025.
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
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least each quarter and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Legal fees are expensed in the period in which they are incurred.
Investor dispute
On December 23, 2024, 22NW Fund, L.P. (“22NW”), a holder of shares of the Company’s Common Stock and Series A Redeemable Convertible Preferred Stock (see note 11), filed a complaint against the Company, two former officers, and five former or current directors in the Commercial Division of the Supreme Court of the State of New York, New York County. The complaint seeks money damages (including compensatory damages, court costs, and attorneys’ fees) for (i) alleged material misrepresentations by the Company on which 22NW allegedly relied when purchasing shares of the Series A Redeemable Convertible Preferred Stock and Common Stock, (ii) alleged breaches of certain express representations in the stock purchase agreement through which 22NW acquired its shares, and (iii) registration delay fees owed under a registration rights agreement entered into in connection with the issuance of the Series A Redeemable Convertible Preferred Stock, which the Company has since paid as discussed further below. The complaint also seeks the equitable remedy of specific performance under the aforementioned stock purchase agreement, requesting an order compelling the Company to file a proxy statement with the Securities and Exchange Commission (“SEC”) and to hold a stockholder meeting to seek the approval of the removal of the current cap on the conversion of Series A Redeemable Convertible Preferred Stock into Common Stock as set forth in the Certificate of Designations related to the Redeemable Convertible Preferred Stock, which the Company has since satisfied as discussed further below.
On February 24, 2025, the Company filed a motion to dismiss all claims against it except for the claims relating to the registration delay fees. The individual defendants filed separate motions to dismiss the complaint against them in its entirety. Those motions were fully briefed on April 9, 2025, and the Court held a hearing on the motions in early November 2025. The period for fact discovery has completed, and the parties are awaiting resolution of the Company’s motion to dismiss.
If the Company’s motion to dismiss is not granted, the Company intends to vigorously defend itself and its former officers and directors in this action. Any potential remaining loss arising from these claims is not currently probable or estimable. The Company paid the registration delay fees sought by 22NW in full in November 2025. The Company also held a Special Meeting of Stockholders on April 10, 2025, at which time the stockholders approved the removal of the cap on the conversion of Series A Redeemable Convertible Preferred Stock into Common Stock.

Class action complaint
On July 29, 2024, a putative class action complaint was filed on behalf of stockholders of the Company in the United States District Court of Minnesota against the Company and certain of its named executive officers. The complaint generally alleges that statements made to the Company’s stockholders between October 7, 2020, and March 19, 2024 regarding the Company’s financial results, internal controls, remediation efforts, periodic reporting, and financial prospects were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs, and attorneys’ fees. On November 15, 2024, the Court appointed co-lead plaintiffs and their respective counsel. The co-lead plaintiffs filed an amended complaint on January 24, 2025, which contained substantially similar allegations and claims as those set forth in the original complaint. The Company filed a motion to dismiss the complaint on March 25, 2025, and the plaintiffs filed their opposition to the motion to dismiss on May 23, 2025. In November 2025, the Company and individual defendants entered into an agreement in principle with the plaintiffs to settle this matter, without any admission of wrongdoing, which is subject to court approval. On March 13, 2026, the Court granted preliminary approval of the proposed settlement. If final approval of the proposed settlement is granted by the court in its current form, this settlement is expected to be covered by the Company’s insurance policies with no material loss incurred by the Company. The Company continues to believe that the claims are without merit and intends to vigorously defend against them if the settlement is not so approved.
SEC subpoena
On February 16, 2024, the Chicago Regional Office of the SEC issued a subpoena to the Company seeking documents and information concerning the financial statement restatement. The Company cooperated with the SEC during its review of the matter. On March 9, 2026, the Company received notice from the SEC’s Division of Enforcement that it had concluded its investigation with no action taken against the Company.
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
•The Plaintiff filed a new complaint seeking over $15,000 in damages and delivery of shares of his stock held in escrow, and served it on the Company on June 30, 2025. The Plaintiff’s new lawsuit arises out of the same allegations as his earlier lawsuit, asserts the same claims, and seeks the same damages. The Company’s motion to dismiss the new complaint on the grounds it is duplicative of the first lawsuit was denied by the trial court, but the Company appealed the trial court’s decision on February 17, 2026.
The ultimate outcome of these matters or any other investigations, legal actions, or potential claims that may arise from these matters remains uncertain. The Company cannot reasonably predict the timing or outcomes, or estimate the amount of final judgments, or the effect, if any, they may have on its financial statements. Separately, future rulings from the Court will affect pending claims against the severed defendants for indemnification under provisions in the purchase agreement. Because recovery of amounts is still contingent upon the resolution of certain issues, no amounts have been recorded as recoverable costs through December 31, 2025.
10.    Debt
The following table presents the components of debt:

	December 31, 2025	May 25, 2025	May 26, 2024
Debt principal:
Term loan credit facility with related party	$184,087	$173,508	$157,313
Revolving credit facility	—	2,500	19,691
Leaseback liability with related party	5,798	6,377	7,150
Finance lease liability	5,875	5,965	3,385
Debt principal	195,760	188,350	187,539
Unamortized debt discount on term loan credit facility with related party	(53,524)	(57,914)	(62,871)
Total debt, net of discounts	$142,236	$130,436	$124,668
Classification on consolidated balance sheet:
Accrued expenses and other current liabilities	$954	$3,437	$943
Debt, net of current portion	5,694	5,801	22,906
Debt, net of current portion, related party	135,588	121,198	100,819
Total debt, net of discounts	$142,236	$130,436	$124,668
The following table presents future minimum principal payments at December 31, 2025:

2026	$954
2027	986
2028	1,023
2029	185,136
2030	1,068
Thereafter	6,593
Debt principal	$195,760

The following table presents the classification of interest in the consolidated financial statements:

	May 26, 2025 through	Year ended	Year ended
	December 31, 2025	May 25, 2025	May 26, 2024
Expensed in statement of operations	15,847	22,168	18,148
Capitalized to property, plant and equipment	903	3,049	3,150
Total interest incurred	$16,750	$25,217	$21,298
As of December 31, 2025, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility.
Term Loan Credit Facility
On May 22, 2023, the Company entered into a Credit and Guaranty Agreement (the “Term Loan Credit Facility”) with Alcon Research, LLC (“Alcon”). The Term Loan Credit Facility refinanced in full all obligations of the Company and its subsidiaries under its prior term loan credit facility. This facility has been amended from time to time, including for the purpose of (i) enhancing and clarifying certain reporting requirements; (ii) providing limited waivers of potential events of default and permitting the Company to retain cash proceeds from the recent sale of certain excess equipment (see note 6); and (iii) most recently, on November 6, 2025, making certain changes to reporting requirements to correspond to the Fiscal Year Change and providing the Company with flexibility regarding the investment of excess cash and alignment on making certain third party payments.
The Company initially made $142,270 of term loan borrowings under the facility. The term loans bear interest at a fixed rate of 10% per annum payable-in-kind until May 22, 2026, following which interest is payable at a fixed rate of 3% per annum in cash with the remainder payable-in-kind. The Company may elect to pay any amount of interest in cash instead of in-kind. The obligations under the Term Loan Credit Facility mature on May 22, 2029.
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
As of December 31, 2025, the Company’s effective annual interest rate under the Term Loan Credit Facility was 20.9%.
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
The Company can borrow under the facility in an amount up to the lesser of (i) the maximum committed amount and (ii) a specified borrowing base calculated as of the end of each month. The monthly borrowing base is determined using specified percentages of qualifying accounts receivable and inventory that serve as collateral under the facility, net of reserves. As of December 31, 2025, the Company's borrowing base was $21,400, and the Company had no outstanding borrowings. These borrowings, when outstanding, bear interest based on an average daily SOFR rate plus a spread of 2.00% to 2.50% per annum based on average availability. The facility also bears a commitment fee on the unused portion of the maximum committed amount of 0.375% per annum.
Average borrowings under the facility were not material for the transition period ended December 31, 2025. For the fiscal year ended May 25, 2025, average borrowings were $9,643 and the weighted average interest rate on those borrowings was 9.04%. For the fiscal year ended May 26, 2024, average borrowings were $18,971 and the weighted average interest rate on those borrowings was 9.75%.
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
Redeemable Convertible Preferred Stock
On January 9, 2023, the Company issued 38,750 shares of Series A Convertible Preferred Stock, par value $0.001 per share, that is in certain cases redeemable for cash and/or convertible into shares of Common Stock at the election of the holders, each as discussed further below (the “Redeemable Convertible Preferred Stock”). The Redeemable Convertible Preferred Stock ranks senior to the Common Stock with respect to dividends, distributions and payments on liquidation, winding-up and dissolution. The Company received proceeds of $38,750 at issuance, net of issuance costs of $668. The deduction for issuance costs is being amortized through June 29, 2026 as a charge to additional paid-in capital.
Dividends
The holders of Redeemable Convertible Preferred Stock are entitled to dividends at a rate of 7.5% per annum, or $75 per share, payable in-kind and compounding quarterly. The holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis. At December 31, 2025, there were $890 of dividends in arrears that had not yet been paid-in-kind in the form of additional shares of Redeemable Convertible Preferred Stock, representing $18.75 per preferred share. As of December 31, 2025, May 25, 2025 and May 26, 2024, the aggregate liquidation preference of the Redeemable Convertible Preferred Stock was equal to the Conversion Amount (defined below) of $48,356, $46,308 and $42,991, respectively.
Conversion
Each holder has the right, any time at its option, to convert its Redeemable Convertible Preferred Stock, in whole or in part, into an amount of fully paid and non-assessable shares of Common Stock equal to $1,000 per share of Redeemable Convertible Preferred Stock, plus accrued and unpaid dividends in arrears (the “Conversion Amount”), divided by the conversion price. The initial conversion price was $7.00 per share and thereafter subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events, and is also subject to adjustment in the event of subsequent offerings of Common Stock or convertible securities by the Company for less than the conversion price. The issuance of 5,928,775 shares of Common Stock on October 3, 2024 triggered an adjustment to the conversion price to approximately $6.53 per share. In addition, in April 2025, the Company held a Special Meeting of Stockholders at which stockholders approved the removal of the 19.99% “exchange cap” on the issuance of Common Stock underlying the Redeemable Convertible Preferred Stock. As of December 31, 2025, the Redeemable Convertible Preferred Stock was convertible into 7,401,682 shares of Common Stock.

The Company may also elect to convert the Redeemable Convertible Preferred Stock if, for at least 20 consecutive trading days during the respective measuring period, the Company's closing stock price equals or exceeds $10.50 per share and certain other conditions are satisfied.
Redemption
Holders have the right to require the Company to redeem the Redeemable Convertible Preferred Stock after the earlier of June 29, 2026 or the termination or waiver of the restriction on cash dividends and/or redemptions that is set forth in the Company’s credit agreements. In the event that any holders exercise this right to redeem a portion or all of their holdings, the redemption date and payment date of the redemption price would be 180 days after providing such notice to the Company. On such date the Company would be required to pay in cash an amount equal to the Conversion Amount, which is $1,000 per share of Redeemable Convertible Preferred Stock to be redeemed plus accrued and unpaid dividends on such shares through the date of redemption. If the Company does not redeem all of the Redeemable Convertible Preferred Shares submitted for redemption, the Company would also be subject to interest on the unpaid balance at the rate of 1% per month.
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
Through November 2025, the Company had accumulated $5,238 of monetary penalties and interest under the registration rights agreement. The penalties accumulated because of delinquent filings of the Company’s annual and quarterly reports with the SEC, which caused the initial registration statement to cease to be effective. In October 2024, the Company completed the necessary SEC filings to regain the effectiveness of the registration statement. This caused monetary penalties to stop accruing. Meanwhile, interest continued to accrue on the penalty amount at a rate of 1% percent per month until paid. Penalties are recorded in other income or expense, net, and interest is recorded in interest expense on the consolidated statements of operations. The Company initially paid $535 of these monetary penalties in the fiscal year ended May 28, 2023, and in November 2025, the Company paid the remaining obligation in full.

12.    Revenue recognition
The following tables present disaggregated revenues:

	May 26, 2025 through	Year ended	Year ended
	December 31, 2025	May 25, 2025	May 26, 2024
CDMO	$51,489	$90,095	$96,616
HA manufacturing	24,032	38,772	31,645
Total	$75,521	$128,867	$128,261

Revenues recognized over time	$14,232	$23,194	$29,361
Revenues recognized at a point in time	61,289	105,673	98,900
Total	$75,521	$128,867	$128,261
During the transition period ended December 31, 2025, the Company had revenue concentrations of 10% or greater from two customers, with those customers comprising 42% and 16% of revenue. During the fiscal year ended May 25, 2025, the Company had revenue concentrations of 10% or greater from three customers, with those customers comprising 44%, 18% and 10% of revenue. During the fiscal year ended May 26, 2024, the Company had revenues concentrations of 10% or greater from three customers, with those customers comprising 39%, 19% and 10% of revenue.

The following table presents changes in contract assets and liabilities:

	Contract assets, current	Contract liabilities, current	Contract liabilities, noncurrent
Balance at May 26, 2024	$4,069	$(2,113)	$(4,960)
Changes to the beginning balance arising from:
Amounts billed as accounts receivable as the result of rights to consideration becoming unconditional	(4,069)	—	—
Recognition of revenue as the result of performance obligations satisfied	—	2,113	—
Reclassification of scheduled satisfaction of performance obligations from noncurrent to current due to passage of time	—	—	2,295
Net change to contract balance recognized after beginning of period due to amounts billed, recognition of revenue, changes in estimate, reclassifications from noncurrent to current, and interest from significant financing component	6,979	(3,415)	(360)
Balance at May 25, 2025	6,979	(3,415)	(3,025)
Changes to the beginning balance arising from:
Amounts billed as accounts receivable as the result of rights to consideration becoming unconditional	(6,333)	—	—
Recognition of revenue as the result of performance obligations satisfied	—	921	—
Reclassification of scheduled satisfaction of performance obligations from noncurrent to current due to passage of time	—	—	2,991
Net change to contract balances recognized after the comparative balance sheet date due to amounts billed, recognition of revenue, changes in estimate, reclassifications from noncurrent to current, and interest from significant financing component	7,009	(6,166)	34
Balance at December 31, 2025	$7,655	$(8,660)	$—
13.    Stock-based compensation
The Company provides stock-based compensation to its employees under two plans:
•The 2019 Stock Incentive Plan became effective upon stockholder approval at the Company’s 2019 Annual Meeting held on October 16, 2019. This plan provides for the grant of stock options, stock grants, stock units and stock appreciation rights to employees, consultants and directors. Under the plan, no recipient may receive awards during any fiscal year that exceed 500,000 stock options, 250,000 stock grants or stock units, or 500,000 stock appreciation rights, nor may any non-employee director be granted awards in excess of $120. As of December 31, 2025, the Company had 1,798,895 common shares reserved for new awards under the 2019 Stock Incentive Plan.
•The Equity Inducement Plan became effective on March 20, 2024. This plan provides for the grant of equity awards to individuals that were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company. As of December 31, 2025, the Company had 167,474 common shares reserved for new awards under the Equity Inducement Plan.

The following table presents information about stock options:

	May 26, 2025 through	Year ended	Year ended
	December 31, 2025	May 25, 2025	May 26, 2024
Information about stock options granted:
Weighted-average grant date fair value per share	$4.56	$4.32	$3.91
Weighted-average assumptions used to determine grant-date fair value:
Expected life	4.4 years	4.4 years	4.4 years
Risk-free interest rate	3.6%	4.0%	4.3%
Volatility	88%	84%	58%
Dividend yield	—%	—%	—%
Intrinsic value of stock options exercised	$34	$—	$115
Tax benefit of options exercised	$7	$—	$35
The following table presents information about other stock-based awards:

	May 26, 2025 through	Year ended	Year ended
	December 31, 2025	May 25, 2025	May 26, 2024
Information about awards granted:
Weighted-average grant date fair value per share
RSUs granted	$7.37	$5.50	$7.48
PSUs granted	—	3.85	4.66
Weighted-average assumptions used to determine grant-date fair value of PSUs:
Expected life	—	5.0 years	5.0 years
Risk-free interest rate	—	3.7%	4.4%
Volatility	—	82%	78%
Dividend yield	—	—%	—%
RSUs vested	5.95	7.93	7.74
PSUs vested	5.24	4.24	—

The following table presents information about stock option balances and activity:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at May 25, 2025	1,260,299	$8.57
Granted	376,991	6.81
Exercised	(10,737)	4.63
Forfeited	(31,294)	7.07
Expired	(218,205)	10.62
Outstanding at December 31, 2025	1,377,054	7.83	5.3 years	$1,424
Exercisable at December 31, 2025	525,196	9.68	3.5 years	155
The following table presents information about recent RSU and PSU activity:

	RSUs		PSUs
	Shares	Weighted-average grant date fair value per share	Shares	Weighted-average grant date fair value per share
Outstanding at May 25, 2025	1,519,287	$6.23	2,545,000	$4.32
Granted	262,511	7.37	—	—
Vested	(314,216)	5.95	(262,000)	5.24
Forfeited	(27,163)	8.10	—	—
Outstanding at December 31, 2025	1,440,419	6.46	2,283,000	4.25
Stock-based compensation expense
The following table summarizes stock-based compensation by income statement line item:

	May 26, 2025 through	Year ended	Year ended
	December 31, 2025	May 25, 2025	May 26, 2024
Cost of sales	$402	$856	$582
Research and development expense	267	(122)	168
Selling, general and administrative expense	5,002	9,424	5,451
Stock-based compensation expense	$5,671	$10,158	$6,201
Most of the stock-based compensation expense arises from awards to the Company’s named executive officers under the Equity Inducement Plan and, to a lesser extent, to the Company’s directors. Those awards include (i) RSUs that primarily vest on each of the first five anniversaries of the grant date; and (ii) PSU awards divided into ten equal tranches that will vest, if at all, based upon closing stock price milestones over a five-year performance period, and to the extent a PSU award tranche vests based on performance, 50% of the shares for each tranche will be issued immediately, and 50% of the shares will be issued on the one-year anniversary of the performance vesting date.

As of December 31, 2025, there was $11,572 of total unrecognized compensation expense related to unvested equity compensation awards granted under the Lifecore incentive stock plans. This total expense is expected to be recognized over a weighted-average period of 1.9 years.
14.    Income taxes
All of the Company’s income or loss before income tax is derived from its domestic operating subsidiaries. The following table presents the components of the provision for income taxes from continuing operations:

	May 26, 2025 through	Year ended	Year ended
	December 31, 2025	May 25, 2025	May 26, 2024
Current:
Federal	$(26)	$14	$(10)
State	208	148	37
Total	182	162	27
Deferred:
Federal	160	(124)	173
State	(5)	5	(17)
Total	155	(119)	156
Income tax provision	$337	$43	$183
Income tax expense differs from the amount calculated using the 21% statutory U.S. federal income tax rate as follows:

	May 26, 2025 through
	December 31, 2025
	Amount	%
Tax at U.S. statutory rate	$(3,701)	21.0%
State and local income taxes, net of federal income tax effect	160	(0.9)%
Research & development tax credits	(188)	1.1%
Changes in federal valuation allowances	2,723	(15.5)%
Nontaxable or nondeductible items	210	(1.2)%
Changes in unrecognized tax benefits	34	(0.2)%
Deferred tax write-offs	664	(3.8)%
Return to provision	59	(0.3)%
Capital loss expiration	376	(2.1)%
Income tax expense	$337	(1.9)%

	Year ended
	May 25, 2025	May 26, 2024
Tax at U.S. statutory rate	$(8,122)	$1,998
State income taxes, net of federal benefit	(197)	52
Compensation-related activity	799	418
Return to provision adjustments	213	3,136
Deferred tax write-offs	(748)	711
Tax credit carryforwards	(539)	(518)
Other	96	158
Change in valuation allowance	8,541	(5,772)
Income tax expense	$43	$183
The following table presents the components of deferred tax assets and liabilities reported in the balance sheets:

	May 26, 2025 through	Year ended	Year ended
	December 31, 2025	May 25, 2025	May 26, 2024
Deferred tax assets:
Net operating loss carryforwards	$42,091	$40,677	$40,806
Limitations on business interest expense	17,831	15,573	11,783
Research credit carryforwards	7,344	7,116	6,700
Capitalized research and development	1,874	3,767	2,916
Other	5,000	6,338	4,609
Deferred tax assets before valuation allowance	74,140	73,471	66,814
Less: valuation allowance	(57,538)	(54,714)	(46,173)
Deferred tax assets	16,602	18,757	20,641
Deferred tax liabilities:
Depreciation	(10,007)	(10,735)	(11,809)
Debt derivative liability and related debt discount	(5,799)	(7,026)	(7,911)
Other	(1,374)	(1,419)	(1,464)
Deferred tax liabilities	(17,180)	(19,180)	(21,184)
Net deferred tax liability	$(578)	$(423)	$(543)
The Company continues to maintain a full valuation allowance against its U.S. and state deferred tax assets based on available positive and negative evidence, including historical losses during the most recent three-year period. The Company will re-evaluate the need for a valuation allowance in future periods based on its operating results as a stand-alone entity.

The following table presents the amounts and expiration dates of net operating loss and tax credit carryforwards as of December 31, 2025:

	Net operating loss carryforwards		Research and development credits
	Amount	Begin to expire	Amount	Life	Begin to expire
Federal, not subject to §382 limitation	$174,674	no expiration	$4,001	20 years	2033
Federal, subject to §382 limitation	3,867	2032	—	—	—
California	52,636	2038	2,058	unlimited	none
All other states	16,907	2029	2,132	15 years	2029
The Company estimated no utilization of Federal net operating loss carryforwards and no material state operating loss carryforwards for the transition period ended December 31, 2025. The Company estimated utilization of $2,051 and $3,907 of Federal net operating loss carryforwards and no material state operating loss carryforwards for the fiscal years ended May 25, 2025 and May 26, 2024, respectively.
As of December 31, 2025, the total amount of net unrecognized tax benefits is $1,461, which is fully offset by valuation allowances. The Company has not had, and does not expect to have, any significant increase or decrease to its unrecognized tax benefits within the next twelve months.
Due to tax attribute carryforwards, the Company is subject to examination for tax years 2013 forward for U.S. tax purposes. The Company was also subject to examination in various state jurisdictions for tax years 2012 forward.
15.    Fair value of financial instruments
Term Loan Credit Facility and debt derivative liability
The Term Loan Credit Facility contains various features that meet the definition of an embedded derivative and require bifurcation. These features, which were necessary for the Company to accept in order for Alcon to agree to provide the term loan financing, comprise various options for early prepayment of the term loans at stated premiums above par if certain future events were to occur, as described more fully in note 10. These embedded derivatives were initially recorded at fair value as a noncurrent liability (“debt derivative liability”) offset by a discount to the carrying value of the Term Loan Credit Facility that is being amortized to interest expense over the term of that facility. The debt derivative liability is being subsequently remeasured at fair value every reporting period with changes in fair value recognized as a component of other income or expense, net.
The disclosed fair value of the term loan and the recorded fair value of the debt derivative liability are estimated using a discounted cash flow method (a level 3 measurement) that includes annually weighted probabilities that the lender exercises its option to require payment of the term loans upon a qualifying change in control or that the debt is held to maturity and refinanced. As of December 31, 2025, the fair value of the term loan, excluding the value of the embedded debt derivative liability, was $149,400 with a carrying value of $130,563; the fair value of the debt derivative liability was $26,564, which was the same as its carrying value. As of May 25, 2025, the fair value of the term loan, excluding the value of the embedded debt derivative liability, was $132,100 with a carrying value of $115,594; the fair value of the debt derivative liability was $24,991, which was the same as its carrying value. As of May 26, 2024, the fair value of the term loan, excluding the value of the embedded debt derivative liability, was $124,700 with a carrying value of $94,442; the fair value of the debt derivative liability was $25,400, which was the same as its carrying value.

The debt derivative liability is currently the only financial instrument recorded at fair value on a recurring basis in the accompanying balance sheets. The following table presents information about those measurements:

	Type of measurement	Measurement date	Type of measurement
			Level 1	Level 2	Level 3
Liabilities
Debt derivative liability	Recurring	December 31, 2025	—	—	26,564
Debt derivative liability	Recurring	May 25, 2025	—	—	24,991
Debt derivative liability	Recurring	May 26, 2024	—	—	25,400
The following table presents the rollforward reconciliation of this level 3 recurring fair value measurement:

	May 26, 2025 through	Year ended	Year ended
	December 31, 2025	May 25, 2025	May 26, 2024
Balance at beginning of period	$24,991	$25,400	$64,900
Change in fair value recorded in earnings	1,573	(409)	(39,500)
Balance at end of period	$26,564	$24,991	$25,400
The key inputs to the valuation model are (i) the probability and timing of a change in control event occurring over the remaining term of the debt; and (ii) the discount rate, which can be influenced by changes in the risk-free rate, the Company's credit rating and/or changes in the overall credit market. Factors that can affect the estimate of fair value at each reporting date, and therefore the amount of gain or loss recorded for a particular period, include imprecision in estimating unobservable market inputs and the selection of particular methodologies and assumptions used to determine the fair value.
Key inputs used to develop the fair value measurement were as follows:

	December 31, 2025	May 25, 2025	May 26, 2024
Probability of change in control event	80.0%	80.0%	80.0%
Weighted average discount rate	17.6%	18.4%	21.4%
The weighted average discount rate was calculated based on the individual discount rate used for each future payment and weighted by both the present value of the future payments and the probability of each scenario.
Cash and Revolving Credit Facility
Cash and outstanding borrowings under the Company's Revolving Credit Facility, if any, are carried at cost, which approximates fair value due to their short duration and variable rates of interest (a level 2 measurement).
Leaseback liability with related party
As discussed further in note 10, the Company maintains a financial liability for an equipment sale and leaseback with Alcon for which control of the asset was deemed not to have transferred.

In accordance with U.S. GAAP, the Company presents supplemental fair value information based on market conditions of the underlying financial instrument. The fair value information does not change the stated rate or carrying value of the instrument. The fair value of the leaseback liability was estimated using a discounted cash flow method (a level 3 measurement) that assumes a weighted-average discount rate of 5.1%, 5.8% and 6.3% as of December 31, 2025, May 25, 2025 and May 26, 2024, respectively. As of December 31, 2025, May 25, 2025 and May 26, 2024, the fair value of the leaseback liability approximated its carrying value of $5,798, $6,377 and $7,150, respectively.
Customer deposit
A significant customer of the Company agreed to provide an upfront cash deposit in order to finance working capital requirements for the duration of its commercial supply agreement with the Company. The deposit bears no interest and matures upon termination of the commercial supply agreement, which can be extended indefinitely upon mutual agreement of the parties or automatically in one-year increments each December 31 provided no termination notice is received from the customer by such date. The commercial supply agreement was most recently extended automatically on December 31, 2025 for a period of one additional year to December 31, 2027.
In accordance with U.S. GAAP, the Company presents supplemental fair value information based on market conditions of the underlying financial instrument. The fair value information does not change the stated rate or carrying value of the instrument. The fair value of the deposit is estimated using a discounted cash flow method (a level 3 measurement) that includes assumed discount rates of 6.0%, 6.6% and 7.3% as of December 31, 2025, May 25, 2025 and May 26, 2024, respectively. The fair value assumes repayment in 2.0 years, 1.6 years and 2.6 years as of December 31, 2025, May 25, 2025 and May 26, 2024, respectively, which was the remaining contractual term of the agreement as of each measurement date. As of December 31, 2025, May 25, 2025 and May 26, 2024, the fair value of the deposit approximated its carrying value of $4,515, $4,247 and $4,576, respectively.
Conversion ratio improvement provided to preferred stockholders
During the fiscal year ended May 25, 2025, the Company performed a non-recurring fair value measurement to record the value of a conversion ratio improvement provided to preferred stockholders as a result of the October 3, 2024 Securities Purchase Agreement referenced in note 11. The fair value of the conversion feature was recorded as $2,132 adjustment to loss attributable to common stockholders. The fair value was calculated using an as-converted method based on the contractual conversion ratio of the preferred shares and the closing price of Common Stock, a level 1 measurement.
The weighted average discount rate was calculated based on the individual discount rate used for each future payment and weighted by both the present value of the future payments and the probability of each scenario.
16.    Leases
Substantially all current lease activity comes from two active facilities near the Company’s owned headquarters facility in Chaska, Minnesota. Additionally, an operating lease liability for the abandoned headquarters of the Company’s former Curation Foods businesses in Santa Maria, California was settled with the landlord in March 2025 for a gain of $2,642. None of the Company’s other leases are material to the periods presented.
In January 2016, a lease commenced for the Company’s warehouse and final packaging building in Chaska, Minnesota. The lease has since been amended twice to accomplish the following: (i) to extend the term of the lease to September 2034, (ii) to add a purchase option equal to the balance of the lessor’s mortgage loan, valued at $3,100 as of December 31, 2025; and (iii) to provide a $2,400 cash payment to the Company in October 2024 in exchange for an increased rent payment schedule and the updated purchase option. The lease is classified as a finance lease and has a discount rate of 9%, which was the Company’s incremental borrowing rate at the time of the most recent amendment to the lease in August 2024.

In January 2021, a lease commenced for the Company’s warehouse and office space in Chanhassen, Minnesota. The lease expires in March 2028 with an option to extend through March 2033 that the Company is reasonably certain to exercise. The lease is classified as an operating lease and has a discount rate of 3%, which was the Company’s incremental borrowing rate at lease inception.
The components of lease cost were as follows:

	May 26, 2025 through	Year ended	Year ended
	December 31, 2025	May 25, 2025	May 26, 2024
Finance lease cost:
Amortization of leased assets	$93	$160	$137
Interest on lease liabilities	304	456	373
Operating lease cost	172	336	344
Variable lease cost	—	—	306
Sublease income	—	—	(148)
Total lease cost	$569	$952	$1,012
The Company’s maturity analysis of operating and finance lease liabilities as of December 31, 2025 are as follows:

	Operating leases	Finance leases
2026	$410	$691
2027	414	707
2028	144	725
2029	148	729
2030	153	724
Thereafter	348	5,975
Total lease payments	1,617	9,551
Less: interest	(125)	(3,676)
Present value of lease liabilities	$1,492	$5,875
Classification on consolidated balance sheet:
Accrued expenses and other current liabilities (see note 7)	$372	$181
Debt, net of current portion	—	5,694
Other liabilities	1,120	—
Present value of lease liabilities	$1,492	$5,875

Supplemental cash flow information related to leases are as follows:

	May 26, 2025 through	Year ended	Year ended
	December 31, 2025	May 25, 2025	May 26, 2024
Cash paid (received) for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$237	$445	$761
Operating cash flows from finance leases	304	443	373
Financing cash flows from finance leases	90	(2,230)	136
Lease liabilities arising from obtaining right-of-use assets:
Finance leases	—	2,737	—
17.    Related party transactions
Alcon has been and continues to be the Company's largest customer, comprising 42%, 44% and 39% of its revenues for the transition period ended December 31, 2025 the fiscal years ended May 25, 2025 and May 26, 2024, respectively. On May 22, 2023, Alcon entered into the Term Loan Credit Facility with the Company as described in note 10. This relationship as the Company's largest creditor, combined with its position as the Company's largest customer, caused management to conclude that Alcon has the ability to exert significant influence over the Company and therefore meets the definition of a related party beginning in May 2023 through the present.
Alcon’s transactions with the Company are as follows:
•Customary current financial positions for a customer of Alcon's size, including accounts receivable, contract assets and liabilities, and revenue, each as presented in the consolidated balance sheets and statements of operations and the notes thereto. Alcon has provided the Company guaranteed contractual minimum purchasing commitments through 2031, and the Company is required to maintain certain manufacturing capacity levels through 2033;
•Cash advances Alcon provided to the Company to purchase and install Alcon-owned equipment on the Company's premises totaling $307 and $1,207 at May 25, 2025 and May 26, 2024, respectively;
•A significant individual prepayment that Alcon made to the Company in May 2024 of $5,500. The prepayment was accounted for as a contract liability and initially discounted to present value due to the existence of a significant financing component. The discount is being amortized over the life of the contract liability via charges to interest expense, related party. This contract liability is being realized beginning January 2026 by delivering goods to Alcon at a discount equal to twelve monthly credit memos totaling $5,500. As of December 31, 2025, the entire contract liability balance of $5,286 which is net of the unamortized discount, is included in accrued expenses and other current liabilities on the consolidated balance sheet;
•Proceeds of $142,270 from term loans issued in May 2023 that were used to repay prior borrowings. The term loan principal plus accrued interest has grown to $184,087 through December 31, 2025 as a result of 10% interest paid-in-kind. See note 10 for additional information;
•Alcon purchased equipment in May 2023 for $7,730 that it is leasing back to the Company in exchange for quarterly payments over a ten-year period. Payments to Alcon under the lease were $858, $1,185 and $970 for the transition period months ended December 31, 2025 and the fiscal years ended May 25, 2025 and May 26, 2024, respectively. See note 10 for additional information;

•Interest expense incurred from the Alcon instruments noted above, net of capitalized interest, was $14,621, $18,879 and $14,662 for the transition period ended December 31, 2025 and the fiscal years ended May 25, 2025 May 26, 2024, respectively. Included in those amounts was non-cash interest expense of $14,407, $18,473 and $14,186 for the transition period ended December 31, 2025 and the fiscal years ended May 25, 2025 and May 26, 2024, respectively; and
•Contract assets of $850 and $110 as of December 31, 2025 and May 25, 2025, respectively, for the recognition of revenue as the result of performance obligations satisfied.
18.    Transition period information
This Annual Report on Form 10-KT includes financial information for the transition period ended December 31, 2025 and the fiscal year ended May 25, 2025. The consolidated statements of operations for the approximately one-month period from May 26, 2025 through June 30, 2025, the approximately seven-month transition period ended December 31, 2025 and the approximately seven-month period ended December 31, 2024, are summarized below.
The preparation of the unaudited results presented below required the Company to make estimates and judgments that affected certain of the amounts set forth below, including revenue and expense. These estimates and judgments were based on methodologies and assumptions that the Company believes to be reasonable under the circumstances.

	May 26, 2025 through	May 26, 2025 through	May 27, 2024 through
(in thousands, except share and per share amounts)	June 30, 2025	December 31, 2025	December 31, 2024
	(unaudited)		(unaudited)
Revenues	$4,756	$43,796	$39,016
Revenues, related party	3,909	31,725	23,940
Total revenues	8,665	75,521	62,956
Cost of sales	5,529	51,832	46,629
Gross profit	3,136	23,689	16,327
Research and development expenses	705	4,965	4,720
Selling, general, and administrative expenses	3,021	19,457	30,846
Operating loss	(590)	(733)	(19,239)
Interest income	102	273	21
Interest expense	(179)	(1,226)	(2,301)
Interest expense, related party	(2,108)	(14,621)	(10,786)
Change in fair value of debt derivative liability, related party	(125)	(1,573)	1,900
Other income (expense), net	37	256	(215)
Loss before income taxes	(2,863)	(17,624)	(30,620)
Income tax expense	—	(337)	(18)
Net loss	(2,863)	(17,961)	(30,638)
Preferred stock dividends	(286)	(2,049)	(1,903)
Accretion of preferred stock to redemption value	(20)	(117)	(117)
Fair value of conversion ratio improvement to preferred stockholders	—	—	(2,132)
Loss available to common stockholders	$(3,169)	$(20,127)	$(34,790)

Loss per share, basic and diluted	$(0.09)	$(0.54)	$(1.06)

Weighted average shares outstanding, basic and diluted	37,026,234	37,369,709	32,877,532

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
Ryan D. Lake
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:    March 16, 2026

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Paul Josephs and Ryan D. Lake, and each of them, as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KT, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact to any and all amendments to said Report on Form 10-KT.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KT has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Josephs
Paul Josephs	President and Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2026

/s/ Ryan D. Lake
Ryan D. Lake	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2026

/s/ Katrina L. Houde
Katrina L. Houde	Director	March 16, 2026

/s/ Humberto C. Antunes
Humberto C. Antunes	Director	March 16, 2026

/s/ Jason Aryeh
Jason Aryeh	Director	March 16, 2026

/s/ Paul H. Johnson
Paul H. Johnson	Director	March 16, 2026

/s/ Christopher Kiper
Christopher Kiper	Director	March 16, 2026

/s/ Matthew Korenberg
Matthew Korenberg	Director	March 16, 2026

/s/ Nelson Obus
Nelson Obus	Director	March 16, 2026

/s/ Joshua E. Schechter
Joshua E. Schechter	Director	March 16, 2026