Form 10-Q
period 2026-03-31
LIFECORE BIOMEDICAL, INC. \DE\
filed 2026-05-06
CIK 1005286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 29, 2026, there were 37,509,407 shares of common stock outstanding.

LIFECORE BIOMEDICAL, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025		2
Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and February 23, 2025		3
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2026 and February 23, 2025		4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and February 23, 2025		5
Notes to the Consolidated Financial Statements		6
1	Organization, basis of presentation and summary of significant accounting policies	6
2	Income or loss per share	8
3	Segment reporting for single reportable segment	8
4	Accounts and note receivable	9
5	Inventory	9
6	Property, plant and equipment, net	10
7	Accrued expenses and other current liabilities	10
8	Commitments and contingencies	11
9	Debt	13
10	Equity	16
11	Revenue recognition	17
12	Stock-based compensation	18
13	Income taxes	20
14	Fair value of financial instruments	21
15	Leases	22
16	Related party transactions	24

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share amounts)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$20,795	$17,469
Accounts receivable, net	10,674	13,233
Accounts receivable, related party	8,763	12,929
Contract assets	7,449	7,655
Inventory	28,155	29,085
Prepaid expenses and other current assets	1,803	1,921
Total current assets	77,639	82,292
Property, plant and equipment, net	125,513	127,304
Goodwill	13,881	13,881
Other assets	8,466	8,700
Total assets	$225,499	$232,177
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,014	$6,211
Accrued expenses and other current liabilities	13,483	17,362
Total current liabilities	20,497	23,573
Debt, net of current portion	5,642	5,694
Debt, net of current portion, related party	142,137	135,588
Debt derivative liability, related party	29,719	26,564
Other liabilities	6,726	6,698
Total liabilities	204,721	198,117
Commitments and contingencies, see note 8
Series A Redeemable Convertible Preferred Stock, $0.001 par value; 2,000,000 shares authorized; 48,356 and 47,466 shares issued and outstanding, redemption value $49,263 and $48,356	49,216	48,262
Stockholders’ (deficit) equity:
Common Stock, $0.001 par value; 75,000,000 shares authorized; 37,477,386 shares issued and outstanding	37	37
Additional paid-in capital	209,706	208,962
Accumulated deficit	(238,181)	(223,201)
Total stockholders’ deficit	(28,438)	(14,202)
Total liabilities, convertible preferred stock and stockholders’ deficit	$225,499	$232,177
See accompanying notes to the consolidated financial statements

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
(in thousands, except share and per share amounts)	March 31, 2026	February 23, 2025
Revenues	$14,236	$16,233
Revenues, related party	8,957	18,921
Total revenues	23,193	35,154
Cost of sales	18,731	25,309
Gross profit	4,462	9,845
Research and development expenses	1,217	2,045
Selling, general, and administrative expenses	7,917	9,978
Loss on sale or disposal of assets, net of portion classified as cost of sales	—	6,851
Operating loss	(4,672)	(9,029)
Interest income	128	108
Interest expense	(454)	(749)
Interest expense, related party	(6,894)	(4,840)
Change in fair value of debt derivative liability, related party	(3,155)	(600)
Other income, net	110	333
Loss before income taxes	(14,937)	(14,777)
Income tax (expense) benefit	(43)	8
Net loss	(14,980)	(14,769)
Preferred stock dividends	(907)	(837)
Accretion of preferred stock to redemption value	(47)	(48)
Loss available to common stockholders	$(15,934)	$(15,654)

Loss per share, basic and diluted	$(0.43)	$(0.42)

Weighted average shares outstanding, basic and diluted	37,477,386	37,020,570
See accompanying notes to the consolidated financial statements

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
(dollars in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2025	47,466	$48,262	37,477,386	$37	$208,962	$(223,201)	$(14,202)
Dividends paid-in-kind	890	907	—	—	(907)	—	(907)
Accretion to redemption value	—	47	—	—	(47)	—	(47)
Stock-based compensation	—	—	—	—	1,698	—	1,698
Net loss	—	—	—	—	—	(14,980)	(14,980)
Balance at March 31, 2026	48,356	$49,216	37,477,386	$37	$209,706	$(238,181)	$(28,438)

Balance at November 24, 2024	44,068	$44,312	36,980,790	$37	$204,736	$(189,324)	$15,449
Issuance of stock, net of fees	—	—	—	—	16	—	16
Dividends paid-in-kind	826	837	—	—	(837)	—	(837)
Accretion to redemption value	—	48	—	—	(48)	—	(48)
Settlement of stock-based awards	—	—	44,541	—	(134)	—	(134)
Stock-based compensation	—	—	—	—	2,552	—	2,552
Net loss	—	—	—	—	—	(14,769)	(14,769)
Balance at February 23, 2025	44,894	$45,197	37,025,331	$37	$206,285	$(204,093)	$2,229
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
(in thousands)	March 31, 2026	February 23, 2025
Cash flows from operating activities:
Net loss	$(14,980)	$(14,769)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,310	2,076
Stock-based compensation	1,698	2,552
Non-cash interest expense, inclusive of related party	7,084	5,210
Change in fair value of debt derivative liability, related party	3,155	600
Loss on sale or disposal of assets	—	7,638
Other, net	(46)	333
Changes in operating assets and liabilities:
Accounts receivable, inclusive of related party	6,771	(3,231)
Contract assets	(206)	(452)
Inventory	930	4,619
Other assets	209	(97)
Accounts payable	1,427	(3,505)
Accrued expenses and other liabilities	(3,652)	225
Net cash provided by operating activities	4,700	1,199
Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,118)	(5,456)
Proceeds from sale of equipment	—	7,000
Net cash (used in) provided by investing activities	(1,118)	1,544
Cash flows from financing activities:
Payments on revolving credit facility	(36,400)	(33,893)
Proceeds from revolving credit facility	36,400	27,893
Payments related to employee stock plans	—	(134)
Other financing activities	(256)	(649)
Net cash used in financing activities	(256)	(6,783)
Net increase (decrease) in cash and cash equivalents	3,326	(4,040)
Cash and cash equivalents, beginning of period	17,469	9,455
Cash and cash equivalents, end of period	$20,795	$5,415
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
Basis of presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information, the instructions for Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (which were of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company at March 31, 2026, and the results of operations and cash flows for all periods presented.
Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the notes to the financial statements prepared following U.S. GAAP may have been condensed or omitted per the rules and regulations of the SEC. The accompanying financial data should be reviewed in conjunction with the audited financial statements and accompanying notes included in the Company’s Transition Report on Form 10-KT for the transition period ended December 31, 2025.
The accounting policies underlying the accompanying consolidated financial statements are set forth in note 1 to the consolidated financial statements included in the Company’s Transition Report on Form 10-KT for the transition period ended December 31, 2025. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2026.
On August 1, 2025, the Company’s Board of Directors approved a change in the Company’s fiscal year from a fiscal year ending on the last Sunday of May to a calendar year (the “Fiscal Year Change”). Since September 30, 2025, the Company has been reporting calendar periods in its quarterly periodic reports. In accordance with SEC rules, the Company is presenting current period results compared to the most closely-comparable previously-reported three-month period through June 30, 2026. For this report, the most closely-comparable previously-reported period is the three-month period ended February 23, 2025. It is not practicable or cost-justifiable for the Company to prepare equivalent calendar-based comparative periods because the Company’s previous fiscal calendar does not align to the new calendar periods. Beginning September 30, 2026, the Company will provide calendar-based comparative periods.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Basis of consolidation
The consolidated financial statements have been prepared in accordance with U.S. GAAP. All intercompany accounts and transactions have been eliminated.

Use of estimates
The preparation of financial statements and the notes to the financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition for development services; the establishment of valuation allowances on deferred income tax assets; evaluating assets for reserves and potential impairment; and the valuation of the debt derivative liability. Actual results may differ from management’s estimates.
Supplemental disclosures of cash flow information
The following table presents supplemental cash flow information:

	Three months ended
	March 31, 2026	February 23, 2025
Cash paid for interest	$265	$588
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	151	1,643
Non-cash portion of sale of property, plant and equipment via note receivable	—	9,590
Capitalization of non-cash interest to property, plant and equipment	25	798
Dividends paid-in-kind on Redeemable Convertible Preferred Stock	907	837
Recent accounting pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued accounting standards update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which was subsequently clarified by accounting standards update 2025-01, to require more detailed disclosures related to certain costs and expenses. The guidance requires entities to disclose amounts of certain expense categories included in expense captions presented on the face of the income statement, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. This guidance is effective for public entities for annual periods beginning after December 15, 2026, which for Lifecore begins with the year ending December 31, 2027, and for interim reporting periods following that year. Management is currently evaluating the impact that the adoption of this update will have on its financial statements.
In September 2025, the FASB issued accounting standards update 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, to modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. This guidance is effective for annual periods beginning after December 15, 2027, which for Lifecore begins with the year ending December 31, 2028, and interim periods therein. Early adoption is permitted as of the beginning of an annual reporting period. Management is currently evaluating the impact that the adoption of this update may have on its financial statements.
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
The following securities on an as-converted basis were excluded from the computations of diluted loss per share:

	Three months ended
	March 31, 2026	February 23, 2025
Redeemable Convertible Preferred Stock	7,540,464	6,961,012
Stock options	1,305,909	1,418,355
RSUs	1,827,661	1,531,850
PSUs	2,283,000	2,175,000
Total	12,957,034	12,086,217
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

	Three months ended
	March 31, 2026	February 23, 2025
Revenues	$23,193	$35,154
Personnel costs(1)	11,895	12,400
Materials and non-depreciation overhead(2)	8,856	15,426
Depreciation	2,310	2,076
Stock-based compensation	1,698	2,552
Reorganization costs	1,543	2,246
Loss on sale or disposal of assets	—	7,638
All other operating expenses(3)	1,563	1,845
Interest expense, net	7,220	5,481
Change in fair value of debt derivative liability	3,155	600
Other income, net	(110)	(333)
Income tax expense (benefit)	43	(8)
Net loss	$(14,980)	$(14,769)
(1)Includes all wages and salary, bonus, employer taxes, and employee benefit plan expenses
(2)Represents cost of sales, excluding direct labor and all personnel cost and depreciation allocations
(3)Includes expenses for accounting, legal and other professional services, software licensing, insurance costs, public company costs and board fees.

For the three months ended March 31, 2026, the Company earned revenue of approximately 90% in the United States and 10% in all other countries combined. For the three months ended February 23, 2025, the Company earned revenue of approximately 55% in the United States, 30% in Belgium and 15% in all other countries combined.
4.    Accounts and note receivable
Accounts receivable
Two of the Company’s customers had accounts receivable concentrations of 10% or greater as of March 31, 2026, with those customers comprising 44% and 16% of accounts receivable. Two of the Company’s customers had accounts receivable concentrations of 10% or greater as of December 31, 2025, with those customers comprising 48% and 10% of accounts receivable.
Changes in the allowance for credit losses related to accounts receivable are as follows:

	Three months ended
	March 31, 2026	February 23, 2025
Beginning balance	$1,044	$561
Provision (reversal of provision)	(46)	336
Ending balance	$998	$897
The primary factor that is currently influencing management’s estimate of expected credit losses is its knowledge of the status of certain customers’ development projects.
Note receivable
On January 7, 2025, the Company accepted a $10,000 note as a portion of the proceeds from the sale of certain excess equipment described in note 6. The note would have matured on July 7, 2026 and was payable by the note holder in whole or in part at any time prior to maturity without penalty or premium. Otherwise, it was scheduled to be collected as follows: $4,000 on July 7, 2025, $4,000 on January 7, 2026 and $2,000 on July 7, 2026.
The note was interest-free through July 7, 2025, and thereafter principal would have earned interest at the U.S. prime rate plus 1% until repayment. Management concluded that interest should have been imputed for the full duration of the note at an effective interest rate of 8.5%, representing the stated rate. As a result, the Company recorded an initial discount of $410 as an offset to the noncurrent portion of the note based on its maturity date at that time. In June 2025, the note holder paid the note in full.
5.    Inventory
The following table presents the components of inventory:

	March 31, 2026	December 31, 2025
Finished goods	$4,597	$11,845
Raw materials	10,091	10,092
Work in process	13,467	7,148
Inventory	$28,155	$29,085

6.    Property, plant and equipment, net
All property, plant and equipment is located in the United States. The following table presents the components of property, plant and equipment:

	March 31, 2026	December 31, 2025
Land and land improvements	$3,491	$3,491
Buildings and building improvements	82,062	82,021
Machinery and equipment	82,253	82,139
Computer equipment and software	9,064	7,852
Furniture and fixtures	1,422	1,422
Construction in process	7,839	9,539
Property, plant, and equipment, gross	186,131	186,464
Less: accumulated depreciation	(60,618)	(59,160)
Property, plant, and equipment, net	$125,513	$127,304
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
Depreciation expense for property, plant and equipment for the three months ended March 31, 2026 and February 23, 2025 was $2,310 and $2,076, respectively.
7.    Accrued expenses and other current liabilities
The following table presents the components of accrued expenses and other current liabilities:

	March 31, 2026	December 31, 2025
Accrued compensation	$4,221	$4,548
Contract liabilities, related party	4,361	5,642
Contract liabilities	1,503	3,018
Accrued professional fees	871	1,444
Current portion of debt, related party	773	773
Current portion of debt	189	181
Other	1,565	1,756
Accrued expenses and other current liabilities	$13,483	$17,362

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
Investor dispute
On December 23, 2024, 22NW Fund, L.P. (“22NW”), a holder of shares of the Company’s Common Stock and Series A Redeemable Convertible Preferred Stock (see note 10), filed a complaint against the Company, two former officers, and five former or current directors in the Commercial Division of the Supreme Court of the State of New York, New York County. The complaint seeks money damages (including compensatory damages, court costs, and attorneys’ fees) for (i) alleged material misrepresentations by the Company on which 22NW allegedly relied when purchasing shares of the Series A Redeemable Convertible Preferred Stock and Common Stock, (ii) alleged breaches of certain express representations in the stock purchase agreement through which 22NW acquired its shares, and (iii) registration delay fees owed under a registration rights agreement entered into in connection with the issuance of the Series A Redeemable Convertible Preferred Stock, which the Company has since paid. The complaint also seeks the equitable remedy of specific performance under the aforementioned stock purchase agreement, requesting an order compelling the Company to file a proxy statement with the Securities and Exchange Commission (“SEC”) and to hold a stockholder meeting to seek the approval of the removal of the current cap on the conversion of Series A Redeemable Convertible Preferred Stock into Common Stock as set forth in the Certificate of Designations related to the Redeemable Convertible Preferred Stock, which the Company has since satisfied. On February 24, 2025, the Company filed a motion to dismiss all claims against it except for the claims relating to the registration delay fees, which the Company subsequently paid to 22NW in full in November 2025. On that same day, the individual defendants also filed a separate motion to dismiss the complaint against them in its entirety. On April 22, 2026, the Court granted the Company’s motion to dismiss in part and the individual defendants’ motion to dismiss in its entirety. With respect to the Company, all but two claims were dismissed: the claim for alleged breaches of certain express representations in the Series A stock purchase agreement and the claim for failure to pay registration delay fees. At the prior oral argument on the motions, 22NW’s counsel agreed on the record that the registration delay fees claim was mooted by the Company’s prior payments. The Company intends to vigorously defend itself against these remaining claims. Any potential remaining loss arising from these claims is not currently probable or estimable.

Class action complaint
On July 29, 2024, a putative class action complaint was filed on behalf of stockholders of the Company in the United States District Court of Minnesota against the Company and certain of its named executive officers. The complaint generally alleges that statements made to the Company’s stockholders between October 7, 2020, and March 19, 2024 regarding the Company’s financial results, internal controls, remediation efforts, periodic reporting, and financial prospects were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs, and attorneys’ fees. On November 15, 2024, the Court appointed co-lead plaintiffs and their respective counsel. The co-lead plaintiffs filed an amended complaint on January 24, 2025, which contained substantially similar allegations and claims as those set forth in the original complaint. The Company filed a motion to dismiss the complaint on March 25, 2025, and the plaintiffs filed their opposition to the motion to dismiss on May 23, 2025. In November 2025, the Company and individual defendants entered into an agreement in principle with the plaintiffs to settle this matter, without any admission of wrongdoing, which is subject to court approval. On March 13, 2026, the Court granted preliminary approval of the proposed settlement, and the final approval hearing has been scheduled for late July 2026. If final approval of the proposed settlement is granted by the court in its current form, this settlement is expected to be covered by the Company’s insurance policies with no material loss incurred by the Company. The Company continues to believe that the claims are without merit and intends to vigorously defend against them if the settlement is not so approved.
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
The ultimate outcome of these matters or any other investigations, legal actions, or potential claims that may arise from these matters remains uncertain. The Company cannot reasonably predict the timing or outcomes, or estimate the amount of final judgments, or the effect, if any, they may have on its financial statements. Separately, future rulings from the Court will affect pending claims against the severed defendants for indemnification under provisions in the purchase agreement for the Yucatan Acquisition. Because recovery of amounts is still contingent upon the resolution of certain issues, no amounts have been recorded as recoverable costs through March 31, 2026.
9.    Debt
The following table presents the components of debt:

	March 31, 2026	December 31, 2025
Debt principal:
Term loan credit facility with related party	$188,627	$184,087
Leaseback liability with related party	5,604	5,798
Finance lease liability	5,831	5,875
Debt principal	200,062	195,760
Unamortized debt discount on term loan credit facility with related party	(51,321)	(53,524)
Total debt, net of discounts	$148,741	$142,236
Classification on consolidated balance sheet:
Accrued expenses and other current liabilities	$962	$954
Debt, net of current portion	5,642	5,694
Debt, net of current portion, related party	142,137	135,588
Total debt, net of discounts	$148,741	$142,236
The following table presents future minimum principal payments at March 31, 2026:

Remainder of 2026	$718
2027	987
2028	1,023
2029	189,676
2030	1,068
Thereafter	6,590
Debt principal	$200,062

The following table presents the classification of interest in the consolidated financial statements:

	Three months ended
	March 31, 2026	February 23, 2025
Expensed in statement of operations	7,348	5,589
Capitalized to property, plant and equipment	25	798
Total interest incurred	$7,373	$6,387
As of March 31, 2026, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility.
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
As of March 31, 2026, the Company’s effective annual interest rate under the Term Loan Credit Facility was 20.9%.
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
The Company can borrow under the facility in an amount up to the lesser of (i) the maximum committed amount and (ii) a specified borrowing base calculated as of the end of each month. The monthly borrowing base is determined using specified percentages of qualifying accounts receivable and inventory that serve as collateral under the facility, net of reserves. As of March 31, 2026, the Company's borrowing base was $17,300, and the Company had no outstanding borrowings. These borrowings, when outstanding, bear interest based on an average daily SOFR rate plus a spread of 2.00% to 2.50% per annum based on average availability. The facility also bears a commitment fee on the unused portion of the maximum committed amount of 0.375% per annum.
Average borrowings under the facility were not material for the three months ended March 31, 2026. For the three months ended February 23, 2025, average borrowings were $4,500 and the weighted average interest rate on those borrowings was 8.72%.
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
Dividends
The holders of Redeemable Convertible Preferred Stock are entitled to dividends at a rate of 7.5% per annum, or $75 per share, payable in-kind and compounding quarterly. The holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis. At March 31, 2026, there were $907 of dividends in arrears that had not yet been paid-in-kind in the form of additional shares of Redeemable Convertible Preferred Stock, representing $18.75 per preferred share. As of March 31, 2026 and December 31, 2025, the aggregate liquidation preference of the Redeemable Convertible Preferred Stock was equal to the Conversion Amount (defined below) of $49,263 and $48,356, respectively.
Conversion
Each holder has the right, any time at its option, to convert its Redeemable Convertible Preferred Stock, in whole or in part, into an amount of fully paid and non-assessable shares of Common Stock equal to $1,000 per share of Redeemable Convertible Preferred Stock, plus accrued and unpaid dividends in arrears (the “Conversion Amount”), divided by the conversion price. The initial conversion price of $7.00 per share was subsequently reduced to approximately $6.53 per share following the issuance of Common Stock for less than its conversion price in 2024. The Redeemable Convertible Preferred Stock continues to be subject to customary anti-dilution adjustments, including in the event of any future stock split, stock dividend, recapitalization or similar events, and in the event of any subsequent offerings of Common Stock or convertible securities by the Company for less than the conversion price. As of March 31, 2026, the Redeemable Convertible Preferred Stock was convertible into 7,540,464 shares of Common Stock.
The Company may also elect to convert the Redeemable Convertible Preferred Stock if, for at least 20 consecutive trading days during the respective measuring period, the Company's closing stock price equals or exceeds $10.50 per share and certain other conditions are satisfied.

Redemption
Holders have the right to require the Company to redeem the Redeemable Convertible Preferred Stock beginning on June 29, 2026. In the event that any holders exercise this right, the redemption date and payment of the redemption price would occur 180 days after such holders provide notice to the Company. To make such cash redemption payments the Company would be required to obtain a consent to such cash redemption payments or waiver of the restriction on cash dividends and/or redemptions set forth in each of the Company’s credit agreements. To the extent consents or waivers are not obtained under each of the Company’s credit agreements, the Company would be in breach thereof if such payments in cash were made. On such date the Company would be required to pay in cash an amount equal to the Conversion Amount, which is $1,000 per share of Redeemable Convertible Preferred Stock to be redeemed plus accrued and unpaid dividends on such shares through the date of redemption. If the Company does not redeem all of the Redeemable Convertible Preferred Shares submitted for redemption, the Company would also be subject to interest on the unpaid balance at the rate of 1% per month.
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
Registration rights
The holders of the Redeemable Convertible Preferred Stock also entered into a registration rights agreement with the Company. This agreement required the Company to file an initial registration statement covering sufficient shares of Common Stock into which the Redeemable Convertible Preferred Stock may be converted, which the Company filed in 2023. The agreement contains monetary penalties if the Company fails to maintain the effectiveness of that registration statement. The agreement has no specified termination date and no specified maximum amount of penalties. The Company has paid a total of $5,238 pursuant to the registration rights agreement, including $4,703 in November 2025 due to a lapse in the effectiveness of the initial registration statement following the Company’s failure to timely file periodic reports with the SEC.
11.    Revenue recognition
The following tables present disaggregated revenues:

	Three months ended
	March 31, 2026	February 23, 2025
CDMO	$15,775	$20,789
HA manufacturing	7,418	14,365
Total	$23,193	$35,154

Revenues recognized over time	$4,223	$5,505
Revenues recognized at a point in time	18,970	29,649
Total	$23,193	$35,154

During the three months ended March 31, 2026, the Company had revenue concentrations of 10% or greater from two customers, with those customers comprising 39% and 22% of revenue. During the three months ended February 23, 2025, the Company had revenue concentrations of 10% or greater from two customers, with those customers comprising 54% and 18% of revenue.
The following table presents changes in contract assets and liabilities:

	Contract assets	Contract liabilities
Balance at December 31, 2025	$7,655	$(8,660)
Changes to the beginning balance arising from:
Amounts billed as accounts receivable as the result of rights to consideration becoming unconditional	(5,067)	—
Recognition of revenue as the result of performance obligations satisfied	—	3,109
Net change to contract balances recognized after the comparative balance sheet date due to amounts billed, recognition of revenue, changes in estimate, and interest from significant financing component	4,861	(313)
Balance at March 31, 2026	$7,449	$(5,864)
12.    Stock-based compensation
The Company provides stock-based compensation to its employees under two plans:
•The 2019 Stock Incentive Plan is a seven-year plan that became effective upon stockholder approval at the Company’s 2019 Annual Meeting held on October 16, 2019 and has been subsequently amended with stockholder approval, most recently at the Annual Meeting held on August 15, 2024. This plan provides for the grant of stock options, stock grants, stock units and stock appreciation rights to employees, consultants and directors. Under the plan, no recipient may receive awards during any fiscal year that exceed 500,000 stock options, 250,000 stock grants or stock units, or 500,000 stock appreciation rights, nor may any non-employee director be granted awards in excess of $350. As of March 31, 2026, the Company had 1,504,798 common shares reserved for new awards under the 2019 Stock Incentive Plan. The plan expires October 16, 2026. The Company has submitted a replacement plan for approval by stockholders during the 2026 annual meeting scheduled for June 4, 2026.
•The Equity Inducement Plan became effective on March 20, 2024. This plan provides for the grant of equity awards to individuals that were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company. As of March 31, 2026, the Company had 145,474 common shares reserved for new awards under the Equity Inducement Plan.

The following table presents information about stock options:

	Three months ended
	March 31, 2026	February 23, 2025
Information about stock options granted:
Weighted-average grant date fair value per share	$5.28	$4.68
Weighted-average assumptions used to determine grant-date fair value:
Expected life	4.4 years	4.4 years
Risk-free interest rate	3.6%	4.1%
Volatility	88%	84%
Dividend yield	—%	—%
There were no stock option exercises during either of the periods presented.
The following table presents information about other stock-based awards:

	Three months ended
	March 31, 2026	February 23, 2025
Weighted-average fair value per share as of transaction date:
RSUs granted	$7.11	$7.25
RSUs vested	—	9.26
The following table presents information about stock option balances and activity:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2025	1,377,054	$7.83
Granted	8,775	7.88
Forfeited	(59,520)	6.80
Expired	(20,400)	10.62
Outstanding at March 31, 2026	1,305,909	7.84	4.9 years	$—
Exercisable at March 31, 2026	538,481	9.47	3.2 years	—

The following table presents information about recent RSU and PSU activity:

	RSUs		PSUs
	Shares	Weighted-average grant date fair value per share	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2025	1,440,419	$6.46	2,283,000	$4.25
Granted	451,780	7.11	—	—
Forfeited	(64,538)	7.88	—	—
Outstanding at March 31, 2026	1,827,661	6.57	2,283,000	4.25
Stock-based compensation expense
The following table summarizes stock-based compensation by income statement line item:

	Three months ended
	March 31, 2026	February 23, 2025
Cost of sales	$216	$184
Research and development expense	(242)	—
Selling, general and administrative expense	1,724	2,368
Stock-based compensation expense	$1,698	$2,552
Most of the stock-based compensation expense for the current period and going forward arises from RSU awards to the Company’s named executive officers under the Equity Inducement Plan and, to a lesser extent, to the Company’s directors. The RSU awards to named executive officers are expensed ratably over the course of each year as awards vest on each of the first five anniversaries of the grant date, which was their date of hire. The annual RSU awards to directors are expensed ratably over the course of each year in which they vest.
The Company has also issued PSU awards to its named executive officers, for which most of the expense has already been recognized through December 31, 2025. These awards are divided into ten equal tranches that will vest, if at all, based upon closing stock price milestones over a five-year performance period, and to the extent a PSU award tranche vests based on stock price performance, 50% of the shares for each tranche will be issued immediately, and 50% of the shares will be issued on the one-year anniversary of the performance vesting date.
As of March 31, 2026, there was $12,354 of total unrecognized compensation expense related to unvested equity compensation awards granted under the Lifecore incentive stock plans. This total expense is expected to be recognized over a weighted-average period of 2.0 years.
13.    Income taxes
The effective tax rate was less than 1% for all periods presented. The effective tax rates were lower than the U.S. federal statutory tax rate in all periods primarily due to the Company’s valuation allowance on its deferred tax assets.

14.    Fair value of financial instruments
Term Loan Credit Facility and debt derivative liability
The Term Loan Credit Facility contains various features that meet the definition of an embedded derivative and require bifurcation. These features, which were necessary for the Company to accept in order for Alcon to agree to provide the term loan financing, comprise various options for early prepayment of the term loans at stated premiums above par if certain future events were to occur, as described more fully in note 9. These embedded derivatives were initially recorded at fair value as a noncurrent liability (“debt derivative liability”) offset by a discount to the carrying value of the Term Loan Credit Facility that is being amortized to interest expense over the term of that facility. The debt derivative liability is being subsequently remeasured at fair value every reporting period with changes in fair value reported as a non-operating item on the statement of operations.
The disclosed fair value of the term loan and the recorded fair value of the debt derivative liability are estimated using a discounted cash flow method (a level 3 measurement) that includes annually weighted probabilities that the lender exercises its option to require payment of the term loans upon a qualifying change in control or that the debt is held to maturity and refinanced. As of March 31, 2026, the fair value of the term loan, excluding the value of the embedded debt derivative liability, was $142,700 with a carrying value of $137,306; the fair value of the debt derivative liability was $29,719, which was the same as its carrying value. As of December 31, 2025, the fair value of the term loan, excluding the value of the embedded debt derivative liability, was $149,400 with a carrying value of $130,563; the fair value of the debt derivative liability was $26,564, which was the same as its carrying value.
The debt derivative liability is currently the only financial instrument recorded at fair value on a recurring basis in the accompanying balance sheets. The following table presents information about those measurements:

	Type of measurement	Measurement date	Type of measurement
			Level 1	Level 2	Level 3
Liabilities
Debt derivative liability	Recurring	March 31, 2026	—	—	29,719
Debt derivative liability	Recurring	December 31, 2025	—	—	26,564
The following table presents the rollforward reconciliation of this level 3 recurring fair value measurement:

	Three months ended
	March 31, 2026	February 23, 2025
Balance at beginning of period	$26,564	$23,300
Change in fair value recorded in earnings	3,155	600
Balance at end of period	$29,719	$23,900
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

Key inputs used to develop the fair value measurement were as follows:

	March 31, 2026	December 31, 2025
Probability of change in control event	80.0%	80.0%
Weighted average discount rate	21.1%	17.6%
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
In accordance with U.S. GAAP, the Company presents supplemental fair value information based on market conditions of the underlying financial instrument. The fair value information does not change the stated rate or carrying value of the instrument. The fair value of the leaseback liability was estimated using a discounted cash flow method (a level 3 measurement) that assumes a weighted-average discount rate of 5.4% and 5.1% as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the fair value of the leaseback liability approximated its carrying value of $5,604 and $5,798, respectively.
Customer deposit
A significant customer of the Company agreed to provide an upfront cash deposit in order to finance working capital requirements for the duration of its commercial supply agreement with the Company. The deposit bears no interest and is to be repaid after a wind-up period following expiration or termination of the commercial supply agreement. The commercial supply agreement, which was previously extended through December 31, 2026, automatically renewed on December 31, 2025 for one additional year, resulting in a current term ending December 31, 2027.
In accordance with U.S. GAAP, the Company presents supplemental fair value information based on market conditions of the underlying financial instrument. The fair value information does not change the stated rate or carrying value of the instrument. The fair value of the deposit is estimated using a discounted cash flow method (a level 3 measurement) that includes assumed discount rates of 6.2% and 6.0% as of March 31, 2026 and December 31, 2025, respectively. The fair value assumes repayment in 1.8 years and 2.0 years as of March 31, 2026 and December 31, 2025, respectively, which was the remaining contractual term of the agreement as of each measurement date. As of March 31, 2026 and December 31, 2025, the fair value of the deposit approximated its carrying value of $4,632 and $4,515, respectively.
15.    Leases
Substantially all current lease activity comes from two active facilities near the Company’s owned headquarters facility in Chaska, Minnesota.

In January 2016, a lease commenced for the Company’s warehouse and final packaging building in Chaska, Minnesota. The lease has since been amended twice to accomplish the following: (i) to extend the term of the lease to September 2034, (ii) to add a purchase option equal to the balance of the lessor’s mortgage loan, valued at $3,100 as of March 31, 2026; and (iii) to provide a $2,400 cash payment to the Company in October 2024 in exchange for an increased rent payment schedule and the updated purchase option. The lease is classified as a finance lease and has a discount rate of 9%, which was the Company’s incremental borrowing rate at the time of the most recent amendment to the lease in August 2024.
In January 2021, a lease commenced for the Company’s warehouse and office space in Chanhassen, Minnesota. The lease expires in March 2028 with an option to extend through March 2033 that the Company is reasonably certain to exercise. The lease is classified as an operating lease and has a discount rate of 3%, which was the Company’s incremental borrowing rate at lease inception.
The components of lease cost were as follows:

	Three months ended
	March 31, 2026	February 23, 2025
Finance lease cost:
Amortization of leased assets	$40	$40
Interest on lease liabilities	129	132
Operating lease cost	74	74
Total lease cost	$243	$246
The Company’s maturity analysis of operating and finance lease liabilities as of March 31, 2026 are as follows:

	Operating leases	Finance leases
Remainder of 2026	$308	$519
2027	414	708
2028	144	725
2029	148	729
2030	153	724
Thereafter	347	5,973
Total lease payments	1,514	9,378
Less: interest	(114)	(3,547)
Present value of lease liabilities	$1,400	$5,831
Classification on consolidated balance sheet:
Accounts payable	$375	$—
Accrued expenses and other current liabilities (see note 7)	—	189
Debt, net of current portion	—	5,642
Other liabilities	1,025	—
Present value of lease liabilities	$1,400	$5,831

Supplemental cash flow information related to leases are as follows:

	Three months ended
	March 31, 2026	February 23, 2025
Operating cash flows from operating leases	$102	$101
Operating cash flows from finance leases	129	132
Financing cash flows from finance leases	44	37
16.    Related party transactions
Alcon has been and continues to be the Company's largest customer, comprising 39% and 54% of its revenues for the three months ended March 31, 2026 and February 23, 2025, respectively. On May 22, 2023, Alcon entered into the Term Loan Credit Facility with the Company as described in note 9. This relationship as the Company's largest creditor, combined with its position as the Company's largest customer, caused management to conclude that Alcon has the ability to exert significant influence over the Company and therefore meets the definition of a related party beginning in May 2023 through the present.
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
•A significant individual prepayment that Alcon made to the Company in May 2024 of $5,500. The prepayment was accounted for as a contract liability and initially discounted to present value due to the existence of a significant financing component. The discount is being amortized over the life of the contract liability via charges to interest expense, related party. This contract liability is being derecognized beginning January 2026 by delivering goods to Alcon at a discount equal to twelve monthly credit memos totaling $5,500. As of March 31, 2026, the entire contract liability balance of $3,999 which is net of the unamortized discount, is included in accrued expenses and other current liabilities on the consolidated balance sheet;
•Proceeds of $142,270 from term loans issued in May 2023 that were used to repay prior borrowings. The term loan principal plus accrued interest has grown to $188,627 through March 31, 2026 as a result of 10% interest paid-in-kind, which will decrease to 7% beginning in May 2026. See note 9 for additional information;
•Alcon purchased equipment in May 2023 for $7,730 that it is leasing back to the Company in exchange for quarterly payments over a ten-year period. Payments to Alcon under the lease were $280 and $295 for the three months ended March 31, 2026 and February 23, 2025, respectively. See note 9 for additional information;
•Interest expense incurred from the Alcon instruments noted above, net of capitalized interest, was $6,894 and $4,840 for the three months ended March 31, 2026 and February 23, 2025, respectively. Included in those amounts was non-cash interest expense of $6,807 and $4,632 for the three months ended March 31, 2026 and February 23, 2025, respectively; and
•A contract asset of $850 as of December 31, 2025 for the recognition of revenue as the result of performance obligations satisfied.

Item 2.    Management’s discussion and analysis of financial condition and results of operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I, Item 1, of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Transition Report on Form 10-KT for the transition period ended December 31, 2025 (the “2025 Transition Report”).
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
•our ability to fund any redemptions of shares of the outstanding Series A Redeemable Convertible Preferred Stock if requested by holders in accordance with their terms;
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

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors referenced in Item 1A. “Risk Factors” of the 2025 Transition Report.
All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this report, the 2025 Transition Report, and hereafter in our other SEC filings and public communications.
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
Overview
Lifecore is a fully integrated CDMO that offers highly differentiated clinical and commercial capabilities in the development, cGMP manufacturing and aseptic filling of complex formulations and highly viscous sterile injectable pharmaceutical drug or medical device products in syringes, vials and cartridges, across a wide variety of modalities. We manufacture pharmaceutical-grade, non-animal-sourced hyaluronic acid (“HA”) in bulk form as well as for use in formulated and filled syringes and vials for our customers’ injectable products used in treating a broad spectrum of medical conditions and procedures, including ophthalmic and orthopedic applications. We also offer product development service capabilities to our customers that include analytical method development and validation, formulation development, sterile filtration, process scale-up, pilot studies, stability studies, process validation and production of materials for clinical studies.
Since May 2024, Lifecore has continued to make impactful improvements to its operations and financial position:
•We have improved operations by expanding our revenue‑generating capacity, increasing our focus on manufacturing efficiency and cost management, and investing in systems and processes to support more effective execution. In September 2024, the Company expanded its aseptic filling capabilities through the installation of a fully automated high‑speed, multi‑purpose 5‑head aseptic isolator filler. In January 2026, Lifecore implemented a new enterprise resource planning (“ERP”) system designed to enhance inventory control, data visibility, and financial management. Through these and other initiatives, the Company believes that it has improved workforce productivity, reflecting the performance-driven culture at Lifecore and underscoring the Company’s commitment to continuous improvement.
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
On August 1, 2025, our Board of Directors approved a change in the Company’s fiscal year from a fiscal year ending on the last Sunday of May to a calendar year ending on December 31. Since September 30, 2025, the Company has been reporting calendar periods in its quarterly periodic reports. In accordance with SEC rules, the Company is presenting current period results compared to the most closely-comparable previously-reported three-month period through June 30, 2026. For this report, the most closely-comparable previously-reported period is the three-month period ended February 23, 2025. It is not practicable or cost-justifiable for the Company to prepare equivalent calendar-based comparative periods because the Company’s previous fiscal calendar does not align to the new calendar periods. Beginning September 30, 2026, the Company will provide calendar-based comparative periods.
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

Three months ended March 31, 2026
Revenues and gross profit

	Three months ended		Change
(dollars in thousands)	March 31, 2026	February 23, 2025	Amount	%
Revenues:
CDMO	$15,775	$20,789	$(5,014)	(24)%
HA manufacturing	7,418	14,365	(6,947)	(48)%
Total revenues	23,193	35,154	(11,961)	(34)%
Cost of goods sold	18,731	25,309	(6,578)	(26)%
Gross profit	4,462	9,845	(5,383)	(55)%
Gross profit percentage	19.2%	28.0%	(8.8)%
The decrease in revenues of $12.0 million was primarily due to a $6.9 million decrease in HA manufacturing revenues primarily from the absence of increased demand in the prior period from a customer due to its supply chain initiatives. In addition, CDMO revenues decreased $5.0 million, which was primarily from $2.9 million of lower sales volumes, $1.3 million of lower development revenue due to completion of discrete development projects in the prior comparable period and timing of customer project lifecycles, and a $0.9 million contractual take-or-pay arrangement in the prior period.
The decrease of $5.4 million in gross profit is due a $5.7 million decrease in HA manufacturing gross profit due to decreased sales volume and manufacturing absorption, partially offset by a $0.2 million increase in CDMO gross profit. The CDMO increase was due to mix and costing and $0.9 million of higher prior year costs due to a customer termination resulting in write-off of inventory and equipment, partially offset by a $0.9 million contractual take-or-pay arrangement in the prior period.
Operating expenses

	Three months ended		Change
(dollars in thousands)	March 31 2026	February 23 2025	Amount	%
Research and development	$1,217	$2,045	$(828)	(40)%
Selling, general and administrative	7,917	9,978	(2,061)	(21)%
Loss on sale or disposal of assets, net of portion classified as cost of sales	—	6,851	(6,851)	(100)%
Total operating expenses	$9,134	$18,874	$(9,740)	(52)%
Research and development (“R&D”)
R&D expenses declined primarily due to lower cost of sales allocations, as well as a reduction in stock-based compensation.
Selling, general, and administrative (“SG&A”)
The $2.1 million decrease in SG&A expenses includes $1.6 million of lower recurring legal and accounting expenses, lower compensation and lower credit losses, as well as a $0.5 million net reduction in non-recurring expenses primarily related to legacy legal matters.

Included in SG&A for the current period is $1.6 million of non-recurring costs primarily related to legal expenses related to legacy matters and business transformation expenses. The prior period included $2.1 million of non-recurring expenses primarily related to legal expenses related to legacy matters.
Loss on sale or disposal of assets
The $6.9 million loss on sale or disposal of assets in the prior period was primarily due to a $6.4 million loss on the sale of certain excess equipment that was primarily related to the write-off of historically capitalized interest costs, as well as $0.5 million related to capital projects that were abandoned.
Non-operating income or expense

	Three months ended		Change
(dollars in thousands)	March 31, 2026	February 23, 2025	Amount	%
Interest expense, net	$(7,220)	$(5,481)	$(1,739)	32%
Change in fair value of debt derivative liability, related party	(3,155)	(600)	(2,555)	n/m
Other expense, net	110	333	(223)	(67)%
Income tax (expense) benefit	(43)	8	(51)	n/m
Interest expense, net
The increase in interest expense, net of interest income, included an increase of $1.4 million related to the Alcon term loans, which will continue to grow due to accumulating interest paid-in-kind and amortization of the debt discount.
Change in fair value of debt derivative liability, related party
The $2.6 million increase in expense was primarily attributable to changes in key valuation inputs during the period, including a higher discount rate caused by a decline in the Company’s synthetic credit rating, as well as the passage of time.
Other expense, net
The decrease in other expense, net was immaterial.
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

Liquidity and capital resources
As of March 31, 2026, the Company had cash of $20.8 million and $17.3 million available for borrowing (together, “consolidated liquidity”) under its $40.0 million Revolving Credit Facility, with no amounts outstanding as of March 31, 2026. As of March 31, 2026, the Company had approximately $194.2 million in total indebtedness with Alcon, with $188.6 million outstanding under the Term Loan Credit Facility. The Company is subject to minimum liquidity covenants under its credit agreements, the most restrictive of which requires the Company to maintain at least $4.0 million of consolidated liquidity, as adjusted for any excess payables, at the end of each fiscal quarter. As of March 31, 2026, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility. See “Part I, Item 1. Note 9 – Debt” in this Quarterly Report on Form 10-Q for a summary of the Term Loan Credit Facility and Revolving Credit Facility.
The following table presents comparative summary cash flows for the three months ended March 31, 2026 and February 23, 2025:

	Three months ended		Change
(in thousands)	March 31, 2026	February 23, 2025
Net cash provided by (used in):
Operating activities	$4,700	$1,199	$3,501
Investing activities	(1,118)	1,544	(2,662)
Financing activities	(256)	(6,783)	6,527
Total	$3,326	$(4,040)	$7,366
Cash flow improved by $7.4 million in the three months ended March 31, 2026 compared to the three months ended February 23, 2025 for the following reasons:
•Operating cash flows improved $3.5 million. In the 2025 period, earnings as adjusted for non-cash items generated $3.6 million, which was partially offset by $2.4 million of net working capital changes. In contrast, in the 2026 period, earnings as adjusted for non-cash items used $0.8 million of cash, offset by changes in working capital of $5.5 million primarily related to receivable collections;
•Investing cash flows decreased by $2.7 million due to the absence of $7.0 million cash from the sale of certain excess equipment in the 2025 period, partially offset by lower capital spending in the 2026 period compared to the 2025 period; and
•Financing cash outflows decreased $6.5 million primarily from the absence of a net $6.0 million of repayments under the revolving credit facility in the 2025 period.

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
The holders of Redeemable Convertible Preferred Stock are entitled to dividends at a rate of 7.5% per annum, or $75 per share, payable in-kind and compounding quarterly. The holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis. At March 31, 2026, there were $0.9 million of dividends in arrears that had not yet been paid-in-kind in the form of additional shares of Redeemable Convertible Preferred Stock, representing $18.75 per preferred share.
Each holder of outstanding shares of Redeemable Convertible Preferred Stock has the right to require the Company to redeem all or part of such holder’s outstanding Redeemable Convertible Preferred Stock beginning on June 29, 2026. To make such cash redemption payments the Company would be required to obtain a consent to such cash redemption payments or waiver of the restriction on cash dividends and/or redemptions set forth in each of the Company’s credit agreements. To the extent consents or waivers are not obtained under each of the Company’s credit agreements, the Company would be in breach thereof if such payments in cash were made. The redemption price for each share of Redeemable Convertible Preferred Stock is an amount equal to its liquidation preference. As of March 31, 2026 and December 31, 2025, the aggregate liquidation preference of the Redeemable Convertible Preferred Stock was $49.3 million and $48.4 million, respectively. The Company estimates that the accrued and unpaid liquidation preference for all such shares of Redeemable Convertible Preferred Stock, assuming no earlier conversions or redemptions, will be $50.2 million on June 29, 2026. If the Company does not redeem all shares of Redeemable Convertible Preferred Stock that are submitted for redemption, we must pay the holder cash interest at a rate of 1% per month (equivalent to 12% per annum) in respect of that holder’s unredeemed shares of Redeemable Convertible Preferred Stock until paid in full.
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
As of March 31, 2026 the Company had $188.6 million in borrowings outstanding under the Term Loan Credit Facility at an effective annual interest rate of 20.9%, which includes the amortization of the debt discount. The stated annual interest rate is 10%, which is payable-in-kind until May 2026, following which interest is payable at a fixed rate of 3% per annum in cash with the remainder payable-in-kind. The obligations under the Term Loan Credit Facility mature on May 22, 2029. Interest paid-in-kind under the Term Loan Credit Facility for the three months ended March 31, 2026 was $4.5 million.
As of March 31, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility. The obligations under the Revolving Credit Facility mature on November 26, 2027. Interest paid under the Revolving Credit Facility for the three months ended March 31, 2026 was negligible.
Critical accounting estimates
There have been no material changes to the Company’s critical accounting estimates from those disclosed in the Company’s 2025 Transition Report. For a discussion of our critical accounting estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in Part II, Item 7 of the Company’s 2025 Transition Report.
Item 3. Quantitative and qualitative disclosures about market risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer concluded that, because the material weakness in our internal control over financial reporting described in our Transition Report on Form 10-KT for the transition period ended December 31, 2025 had not been fully remediated as of March 31, 2026, our disclosure controls and procedures were not effective as of March 31, 2026.

Previously reported material weakness
As disclosed in Item 9A of our Transition Report on Form 10-KT for the transition period ended December 31, 2025, management identified a material weakness related to the design and operation of controls within the information and communication and control activities components of the COSO framework, arising from limitations in our legacy ERP environment. Specifically, we did not design and maintain effective IT general controls for our legacy ERP environment.
Management's plan for remediation of the material weakness
Management, with oversight from the Audit Committee, is continuing to execute the remediation plan adopted in connection with the material weakness described above. Our remediation efforts are designed to address the control deficiencies underlying the material weakness and to strengthen the overall internal control environment.
Progress during the three months ended March 31, 2026 includes the following:
•In January 2026, we launched our new ERP system, replacing the legacy ERP environment that gave rise to the material weakness. The new ERP system is intended to improve the reliability and consistency of key data elements and system-generated reports used in financial reporting.
•We enhanced and executed IT general controls for the new ERP system, including controls over change management, logical access and security, and computer operations, which are necessary to support process-level controls that rely on the completeness and accuracy of key data elements and system-generated reports, and that support automated controls and IT-dependent manual controls.
•We improved business process controls operating within the new ERP environment, including process-level controls within our financial reporting processes that utilize system-generated information.
Planned remediation activities include:
•Completing the design and implementation of the redesigned IT general controls and related process-level controls in the new ERP environment.
•Testing the operating effectiveness of the redesigned controls over a sufficient period to conclude on their effectiveness.
The material weakness will not be considered remediated until management has designed and implemented effective controls that have operated for a sufficient period of time, and has concluded, through testing, that these controls are effective.
Changes in internal control over financial reporting
Other than the changes associated with the ERP implementation and remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    Legal proceedings
In the ordinary course of business, the Company is involved in various legal proceedings and claims. For further discussion, see the disclosures contained in note 8 to the consolidated financial statements in this Form 10-Q.

Item 1A. Risk factors
You should carefully consider the risks described in Part I, Item 1A, “Risk Factors” of the 2025 Transition Report, as our business, financial condition and results of operations could be adversely affected by any of the risks and uncertainties described therein and herein. There have been no material changes to our risk factors as previously disclosed under Part I, Item 1A “Risk Factors” in the 2025 Transition Report.

Item 2.    Unregistered sales of equity securities and use of proceeds
None.
Item 3.    Defaults upon senior securities
None.
Item 4.    Mine safety disclosures
Not applicable.
Item 5.    Other information
Rule 10b5-1 trading plans
During the three months ended March 31, 2026, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
Date:    May 6, 2026