Form 10-Q
period 2026-06-30
LIFECORE BIOMEDICAL, INC. \DE\
filed 2026-08-05
CIK 1005286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 29, 2026, there were 37,853,060 shares of common stock outstanding.

LIFECORE BIOMEDICAL, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share amounts)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$17,241	$17,469
Accounts receivable, net	13,728	13,233
Accounts receivable, related party	16,727	12,929
Contract assets	7,568	7,655
Inventory	25,475	29,085
Prepaid expenses and other current assets	2,952	1,921
Total current assets	83,691	82,292
Property, plant and equipment, net	123,714	127,304
Goodwill	13,881	13,881
Other assets	8,214	8,700
Total assets	$229,500	$232,177
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,534	$6,211
Accrued expenses and other current liabilities	14,107	17,362
Total current liabilities	21,641	23,573
Debt, net of current portion	5,590	5,694
Debt, net of current portion, related party	148,508	135,588
Debt derivative liability, related party	30,922	26,564
Other liabilities	6,746	6,698
Total liabilities	213,407	198,117
Commitments and contingencies, see note 8
Series A Redeemable Convertible Preferred Stock, $0.001 par value; 2,000,000 shares authorized; 49,263 and 47,466 shares issued and outstanding, redemption value $50,187 and $48,356	50,187	48,262
Stockholders’ (deficit) equity:
Common Stock, $0.001 par value; 75,000,000 shares authorized; 37,697,012 and 37,477,386 shares issued and outstanding	38	37
Additional paid-in capital	210,205	208,962
Accumulated deficit	(244,337)	(223,201)
Total stockholders’ deficit	(34,094)	(14,202)
Total liabilities, convertible preferred stock and stockholders’ deficit	$229,500	$232,177
See accompanying notes to the consolidated financial statements

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
(in thousands, except share and per share amounts)	June 30, 2026	May 25, 2025	June 30, 2026	May 25, 2025
Revenues	$11,480	$19,768	$25,716	$36,001
Revenues, related party	22,687	16,676	31,644	35,597
Total revenues	34,167	36,444	57,360	71,598
Cost of sales	22,092	22,462	40,823	47,771
Gross profit	12,075	13,982	16,537	23,827
Research and development expenses	1,537	2,103	2,754	4,148
Selling, general, and administrative expenses	7,971	8,980	15,888	19,073
Restructuring recovery	—	(2,519)	—	(2,634)
Loss on sale or disposal of assets, net of portion classified as cost of sales	—	91	—	6,942
Operating income (loss)	2,567	5,327	(2,105)	(3,702)
Interest income	144	206	272	314
Interest expense	(480)	(604)	(934)	(1,460)
Interest expense, related party	(7,271)	(5,123)	(14,165)	(9,856)
Change in fair value of debt derivative liability, related party	(1,203)	(1,091)	(4,358)	(1,691)
Other income, net	110	171	220	504
Loss before income taxes	(6,133)	(1,114)	(21,070)	(15,891)
Income tax expense	(23)	(33)	(66)	(25)
Net loss	(6,156)	(1,147)	(21,136)	(15,916)
Preferred stock dividends	(924)	(852)	(1,831)	(1,689)
Accretion of preferred stock to redemption value	(47)	(48)	(94)	(96)
Loss available to common stockholders	$(7,127)	$(2,047)	$(23,061)	$(17,701)

Loss per share, basic and diluted	$(0.19)	$(0.06)	$(0.61)	$(0.48)

Weighted average shares outstanding, basic and diluted	37,574,538	37,007,838	37,526,230	37,014,204
See accompanying notes to the consolidated financial statements

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
(dollars in thousands)	Shares	Amount	Shares	Amount
Balance at March 31, 2026	48,356	$49,216	37,477,386	$37	$209,706	$(238,181)	$(28,438)
Dividends paid-in-kind	907	924	—	—	(924)	—	(924)
Accretion to redemption value	—	47	—	—	(47)	—	(47)
Settlement of stock-based awards	—	—	219,626	1	(615)	—	(614)
Stock-based compensation	—	—	—	—	2,085	—	2,085
Net loss	—	—	—	—	—	(6,156)	(6,156)
Balance at June 30, 2026	49,263	$50,187	37,697,012	$38	$210,205	$(244,337)	$(34,094)

Balance at February 23, 2025	44,894	$45,197	37,025,331	$37	$206,277	$(204,093)	$2,221
Dividends paid-in-kind	842	852	—	—	(852)	—	(852)
Accretion to redemption value	—	48	—	—	(48)	—	(48)
Settlement of stock-based awards	—	—	77,417	—	(163)	—	(163)
Retirement of shares	—	—	(76,514)	—	(490)	—	(490)
Stock-based compensation	—	—	—	—	1,815	—	1,815
Net loss	—	—	—	—	—	(1,147)	(1,147)
Balance at May 25, 2025	45,736	$46,097	37,026,234	$37	$206,539	$(205,240)	$1,336
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
(dollars in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2025	47,466	$48,262	37,477,386	$37	$208,962	$(223,201)	$(14,202)
Dividends paid-in-kind	1,797	1,831	—	—	(1,831)	—	(1,831)
Accretion to redemption value	—	94	—	—	(94)	—	(94)
Settlement of stock-based awards	—	—	219,626	1	(615)	—	(614)
Stock-based compensation	—	—	—	—	3,783	—	3,783
Net loss	—	—	—	—	—	(21,136)	(21,136)
Balance at June 30, 2026	49,263	$50,187	37,697,012	$38	$210,205	$(244,337)	$(34,094)

Balance at November 24, 2024	44,068	$44,312	36,980,790	$37	$204,736	$(189,324)	$15,449
Issuance of stock, net of fees	—	—	—	—	8	—	8
Dividends paid-in-kind	1,668	1,689	—	—	(1,689)	—	(1,689)
Accretion to redemption value	—	96	—	—	(96)	—	(96)
Settlement of stock-based awards	—	—	121,958	—	(297)	—	(297)
Retirement of shares	—	—	(76,514)	—	(490)	—	(490)
Stock-based compensation	—	—	—	—	4,367	—	4,367
Net loss	—	—	—	—	—	(15,916)	(15,916)
Balance at May 25, 2025	45,736	$46,097	37,026,234	$37	$206,539	$(205,240)	$1,336
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
(in thousands)	June 30, 2026	May 25, 2025
Cash flows from operating activities:
Net loss	$(21,136)	$(15,916)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,825	3,990
Stock-based compensation	3,783	4,367
Non-cash interest expense, inclusive of related party	13,941	10,606
Change in fair value of debt derivative liability, related party	4,358	1,691
Loss on sale or disposal of assets	—	7,727
Gain on settlement of lease liability	—	(2,642)
Other, net	(209)	190
Changes in operating assets and liabilities:
Accounts receivable, inclusive of related party	(4,084)	(4,891)
Contract assets	87	(1,281)
Inventory	3,610	6,923
Other assets	(845)	1,517
Accounts payable	1,788	(2,461)
Accrued expenses and other liabilities	(3,607)	(3,272)
Net cash provided by operating activities	2,511	6,548
Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,631)	(7,553)
Proceeds from sale of equipment	—	7,000
Net cash used in investing activities	(1,631)	(553)
Cash flows from financing activities:
Payments on revolving credit facility	(64,400)	(66,493)
Proceeds from revolving credit facility	64,400	60,493
Payments related to employee stock plans	(614)	(297)
Other financing activities	(494)	(888)
Net cash used in financing activities	(1,108)	(7,185)
Net decrease in cash and cash equivalents	(228)	(1,190)
Cash and cash equivalents, beginning of period	17,469	9,455
Cash and cash equivalents, end of period	$17,241	$8,265
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
Basis of presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information, the instructions for Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (which were of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company at June 30, 2026, and the results of operations and cash flows for all periods presented.
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
The accounting policies underlying the accompanying consolidated financial statements are set forth in note 1 to the consolidated financial statements included in the Company’s Transition Report on Form 10-KT for the transition period ended December 31, 2025. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2026.
On August 1, 2025, the Company’s Board of Directors approved changing its fiscal year from a fiscal year ending on the last Sunday of May to a calendar year (the “Fiscal Year Change”), and the Company has reported calendar periods since September 30, 2025. In accordance with SEC rules, the Company is presenting current period results compared to the most closely-comparable prior periods that can be derived from previously-reported results, which for this report were the three and six months ended May 25, 2025. With the exception of certain statements of operations, the Company did not previously report these periods on a standalone basis; rather, those periods were generally derived from the audited financial statements in the Company’s Form 10-K for the year ended May 25, 2025, less the unaudited results reported in its Forms 10-Q for the nine months ended February 23, 2025 and the six months ended November 24, 2024, respectively. In deriving the comparative period results, the Company reclassified certain amounts from previously-reported results to present them on a basis consistent with the current period presentation and, in some cases, the previously audited annual results. It was not practicable or cost-justifiable for the Company to prepare equivalent calendar-based comparative periods because the Company’s previous fiscal calendar does not align to the new calendar periods. The Company will begin providing calendar-based comparative periods beginning with its reporting as of and for the periods ended September 30, 2026.
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
Supplemental disclosures of cash flow information
The following table presents supplemental cash flow information:

	Six months ended
	June 30, 2026	May 25, 2025
Cash paid (refunded) for income taxes, net	$19	$(81)
Cash paid for interest	1,155	609
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	306	1,539
Non-cash portion of sale of property, plant and equipment via note receivable	—	9,590
Capitalization of non-cash interest to property, plant and equipment	77	1,594
Dividends paid-in-kind on Redeemable Convertible Preferred Stock	1,831	1,689
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
The following securities on an as-converted basis were excluded from the computations of diluted loss per share:

	Three months ended		Six months ended
	June 30, 2026	May 25, 2025	June 30, 2026	May 25, 2025
Redeemable Convertible Preferred Stock	7,681,847	7,091,531	7,681,847	7,091,531
Stock options	1,293,036	1,260,299	1,293,036	1,260,299
RSUs	1,695,376	1,519,287	1,695,376	1,519,287
PSUs	2,283,000	2,545,000	2,283,000	2,545,000
Total	12,953,259	12,416,117	12,953,259	12,416,117
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

	Three months ended		Six months ended
	June 30, 2026	May 25, 2025	June 30, 2026	May 25, 2025
Revenues	$34,167	$36,444	$57,360	$71,598
Personnel costs(1)	10,952	12,820	22,469	25,128
Materials and non-depreciation overhead(2)	12,902	12,070	22,026	27,335
Depreciation	2,515	1,913	4,825	3,990
Stock-based compensation	2,085	1,815	3,783	4,367
Reorganization costs	1,247	2,179	2,789	4,426
Loss on sale or disposal of assets	—	91	—	7,727
All other operating expenses(3)	1,899	229	3,573	2,327
Interest expense, net	7,607	5,521	14,827	11,002
Change in fair value of debt derivative liability	1,203	1,091	4,358	1,691
Other income, net	(110)	(171)	(220)	(504)
Income tax expense	23	33	66	25
Net loss	$(6,156)	$(1,147)	$(21,136)	$(15,916)
(1)Includes all wages and salary, bonus, employer taxes, and employee benefit plan expenses
(2)Represents cost of sales, excluding direct labor and all personnel cost and depreciation allocations
(3)Includes expenses for accounting, legal and other professional services, software licensing, insurance costs, public company costs and board fees.

For the three months ended June 30, 2026, the Company earned revenue of approximately 70% in the United States, 20% in Belgium and 10% in all other countries combined. For the three months ended May 25, 2025, the Company earned revenue of approximately 60% in the United States, 25% in Belgium and 15% in all other countries combined. For the six months ended June 30, 2026, the Company earned revenue of approximately 75% in the United States, 10% in Belgium and 15% in all other countries combined. For the six months ended May 25, 2025, the Company earned revenue of approximately 55% in the United States, 30% in Belgium and 15% in all other countries combined.
4.    Accounts and note receivable
Accounts receivable
Two of the Company’s customers had accounts receivable concentrations of 10% or greater as of June 30, 2026, with those customers comprising 54% and 19% of accounts receivable. Two of the Company’s customers had accounts receivable concentrations of 10% or greater as of December 31, 2025, with those customers comprising 48% and 10% of accounts receivable.
Changes in the allowance for credit losses related to accounts receivable are as follows:

	Six months ended
	June 30, 2026	May 25, 2025
Beginning balance	$1,044	$561
Provision (reversal of provision)	(209)	808
Charge-offs	—	(18)
Ending balance	$835	$1,351
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
5.    Inventory
The following table presents the components of inventory:

	June 30, 2026	December 31, 2025
Finished goods	$2,667	$11,845
Raw materials	9,254	10,092
Work in process	13,554	7,148
Inventory	$25,475	$29,085

6.    Property, plant and equipment, net
All property, plant and equipment is located in the United States. The following table presents the components of property, plant and equipment:

	June 30, 2026	December 31, 2025
Land and land improvements	$3,491	$3,491
Buildings and building improvements	86,078	82,021
Machinery and equipment	82,596	82,139
Computer equipment and software	9,634	7,852
Furniture and fixtures	1,422	1,422
Construction in process	3,627	9,539
Property, plant, and equipment, gross	186,848	186,464
Less: accumulated depreciation	(63,134)	(59,160)
Property, plant, and equipment, net	$123,714	$127,304
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
Depreciation expense for property, plant and equipment for the three months ended June 30, 2026 and May 25, 2025 was $2,515 and $1,913, respectively. Depreciation expense for property, plant and equipment for the six months ended June 30, 2026 and May 25, 2025 was $4,825 and $3,990, respectively.
7.    Accrued expenses and other current liabilities
The following table presents the components of accrued expenses and other current liabilities:

	June 30, 2026	December 31, 2025
Accrued compensation	$4,367	$4,548
Contract liabilities, related party	3,005	5,642
Contract liabilities	2,274	3,018
Accrued professional fees	1,576	1,444
Current portion of debt, related party	773	773
Current portion of debt	197	181
Other	1,915	1,756
Accrued expenses and other current liabilities	$14,107	$17,362

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

Class action complaint
On July 29, 2024, a putative class action complaint was filed on behalf of stockholders of the Company in the United States District Court of Minnesota against the Company and certain of its named executive officers. The complaint generally alleges that statements made to the Company’s stockholders between October 7, 2020, and March 19, 2024 regarding the Company’s financial results, internal controls, remediation efforts, periodic reporting, and financial prospects were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs, and attorneys’ fees. On November 15, 2024, the Court appointed co-lead plaintiffs and their respective counsel. The co-lead plaintiffs filed an amended complaint on January 24, 2025, which contained substantially similar allegations and claims as those set forth in the original complaint. The Company filed a motion to dismiss the complaint on March 25, 2025, and the plaintiffs filed their opposition to the motion to dismiss on May 23, 2025. In November 2025, the Company and individual defendants entered into an agreement in principle with the plaintiffs to settle this matter, without any admission of wrongdoing, which was subject to court approval. On March 13, 2026, the Court granted preliminary approval of the proposed settlement, and the final approval hearing was held on July 28, 2026. If final approval of the proposed settlement is granted by the court in its current form, this settlement is expected to be covered by the Company’s insurance policies with no material loss incurred by the Company. The Company continues to believe that the claims are without merit and intends to vigorously defend against them if the settlement is not so approved.
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
On September 2, 2020, one of the former owners of Yucatan filed a lawsuit against the Company in Los Angeles County Superior Court for breach of employment agreement, breach of holdback agreement, declaratory relief and accounting. The Plaintiff sought over $10,000 in damages, including delivery of shares of his stock held in escrow for Company’s indemnification claims to recover the cost of a portion of the liabilities that were incurred by the Company in connection with certain compliance matters arising from facts and circumstances prior to the closing of the Yucatan Acquisition. On November 3, 2020, the Company filed an answer and cross-complaint against the Plaintiff and other former equity holders of Yucatan for fraud, indemnification, and other claims, and seeking no less than $80,000 in damages. The Company previously reached settlements with several of the cross-defendants, pursuant to which the settling cross-defendants agreed that certain of the shares of escrowed stock they received when the Company acquired Yucatan either be sold and the proceeds paid to the Company, or that those shares be released to the Company. The trial for the remaining defendants was severed into two trials by the Court:
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
The ultimate outcome of these matters or any other investigations, legal actions, or potential claims that may arise from these matters remains uncertain. The Company cannot reasonably predict the timing or outcomes, or estimate the amount of final judgments, or the effect, if any, they may have on its financial statements. Separately, future rulings from the Court will affect pending claims against the severed defendants for indemnification under provisions in the purchase agreement for the Yucatan Acquisition. Because recovery of amounts is still contingent upon the resolution of certain issues, no amounts have been recorded as recoverable costs through June 30, 2026.
9.    Debt
The following table presents the components of debt:

	June 30, 2026	December 31, 2025
Debt principal:
Term loan credit facility with related party	$192,725	$184,087
Leaseback liability with related party	5,410	5,798
Finance lease liability	5,787	5,875
Debt principal	203,922	195,760
Unamortized debt discount on term loan credit facility with related party	(48,854)	(53,524)
Total debt, net of discounts	$155,068	$142,236
Classification on consolidated balance sheet:
Accrued expenses and other current liabilities	$970	$954
Debt, net of current portion	5,590	5,694
Debt, net of current portion, related party	148,508	135,588
Total debt, net of discounts	$155,068	$142,236
The following table presents future minimum principal payments at June 30, 2026:

Remainder of 2026	$479
2027	987
2028	1,023
2029	193,774
2030	1,068
Thereafter	6,591
Debt principal	$203,922

The following table presents the classification of interest in the consolidated financial statements:

	Three months ended		Six months ended
	June 30, 2026	May 25, 2025	June 30, 2026	May 25, 2025
Expensed in statement of operations	7,751	5,727	15,099	11,316
Capitalized to property, plant and equipment	52	796	77	1,594
Total interest incurred	$7,803	$6,523	$15,176	$12,910
As of June 30, 2026, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility.
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
The Company initially made $142,270 of term loan borrowings under the facility. Interest was at a fixed rate of 10% per annum payable-in-kind until May 22, 2026, following which interest is now payable at a fixed rate of 3% per annum in cash with the remainder payable-in-kind. The Company may elect to pay any amount of interest in cash instead of in-kind. The obligations under the Term Loan Credit Facility mature on May 22, 2029.
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
The Term Loan Credit Facility contains customary affirmative covenants including, but not limited to, financial reporting requirements and maintenance of existence requirements, and negative covenants, including, but not limited to, limitations on the incurrence of debt, liens, investments, restricted payments, restricted debt payments, and affiliate transactions. The Term Loan Credit Facility contains one financial covenant, a minimum liquidity covenant, requiring $4,000 of Consolidated Liquidity (as defined in the Term Loan Credit Facility) as of the end of each quarter. See also note 10, “Redeemable Convertible Preferred Stock — Redemption” for more information.
As of June 30, 2026, the Company’s effective annual interest rate under the Term Loan Credit Facility was 20.9%.
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
The Company can borrow under the facility in an amount up to the lesser of (i) the maximum committed amount and (ii) a specified borrowing base calculated as of the end of each month. The monthly borrowing base is determined using specified percentages of qualifying accounts receivable and inventory that serve as collateral under the facility, net of reserves. As of June 30, 2026, the Company's borrowing base was $21,600, and the Company had no outstanding borrowings. These borrowings, when outstanding, bear interest based on an average daily SOFR rate plus a spread of 2.00% to 2.50% per annum based on average availability. The facility also bears a commitment fee on the unused portion of the maximum committed amount of 0.375% per annum.
Average borrowings under the facility were not material for the three and six months ended June 30, 2026. For the three and six months ended May 25, 2025, average borrowings were approximately $2,500 and $3,500, respectively, and the weighted average interest rate on those borrowings was approximately 8.8% and 8.8%, respectively.
The Revolving Credit Facility contains customary affirmative covenants including, but not limited to, financial reporting requirements and maintenance of existence requirements, and negative covenants, including, but not limited to, limitations on the incurrence of debt, liens, investments, restricted payments, restricted debt payments and affiliate transactions. The Revolving Credit Facility contains one financial covenant, a minimum Consolidated Fixed Charge Coverage Ratio of 1.00 to 1.00, which is generally tested only when an event of default has occurred and is continuing or when availability falls below $2,500. See also note 10, “Redeemable Convertible Preferred Stock — Redemption” for more information.
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
Leaseback liability with related party
On May 22, 2023, the Company entered into an equipment sale and leaseback transaction with Alcon. The sale and leaseback did not meet the requirements for sale-leaseback accounting, which resulted in the creation of a $7,730 leaseback liability representing the Company's total payment obligation under the lease. The lease expires on the earlier of May 22, 2033 or the date on which the Company exercises its option to repurchase the leased equipment. The Company may exercise that option beginning on the earlier of May 22, 2030 or completion of an agreed expansion of the Company's HA production capacity, in which case the repurchase price equals the remaining unpaid balance of the liability. If the Company does not exercise the option, the equipment transfers to the Company automatically upon expiration for a nominal amount.
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
10.    Equity
Common stock
The Company is authorized to issue up to 75,000,000 shares of common stock, $0.001 par value (“Common Stock”). The Company is generally not permitted to pay cash dividends to common stockholders due to prohibitions and restrictions arising from the Term Loan Credit Facility, the Revolving Credit Facility and the Redeemable Convertible Preferred Stock, as defined below.
Redeemable Convertible Preferred Stock
On January 9, 2023, the Company issued 38,750 shares of Series A Convertible Preferred Stock, par value $0.001 per share, that is in certain cases redeemable for cash and/or convertible into shares of Common Stock at the election of the holders, each as discussed further below (the “Redeemable Convertible Preferred Stock”). The Redeemable Convertible Preferred Stock ranks senior to the Common Stock with respect to dividends, distributions and payments on liquidation, winding-up and dissolution. The Company received proceeds of $38,750 at issuance, net of issuance costs of $668. The deduction for issuance costs was being amortized through June 29, 2026 as a charge to additional paid-in capital.
The Company is generally not permitted to pay cash to holders of the Series A Convertible Preferred Stock, including in connection with distributions or redemptions, pursuant to the prohibitions on restricted payments under the Term Loan Credit Facility and the Revolving Credit Facility, without the consent of the lenders.
As of June 30, 2026 and December 31, 2025, the aggregate liquidation preference of the Redeemable Convertible Preferred Stock was equal to the Conversion Amount (defined below) of $50,187 and $48,356, respectively.
Dividends
The holders of Redeemable Convertible Preferred Stock are entitled to dividends at a rate of 7.5% per annum, or $75 per share, payable in-kind and compounding quarterly. The holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis. At June 30, 2026, there were $924 of dividends in arrears that had not yet been paid-in-kind in the form of additional shares of Redeemable Convertible Preferred Stock, representing $18.75 per preferred share.
Conversion
Each holder has the right, any time at its option, to convert its Redeemable Convertible Preferred Stock, in whole or in part, into an amount of fully paid and non-assessable shares of Common Stock equal to $1,000 per share of Redeemable Convertible Preferred Stock, plus accrued and unpaid dividends in arrears (the “Conversion Amount”), divided by the conversion price. The initial conversion price of $7.00 per share was subsequently reduced to approximately $6.53 per share following the issuance of Common Stock for less than its conversion price in 2024. The Redeemable Convertible Preferred Stock continues to be subject to customary anti-dilution adjustments, including in the event of any future stock split, stock dividend, recapitalization or similar events, and in the event of any subsequent offerings of Common Stock or convertible securities by the Company for less than the conversion price. As of June 30, 2026, the Redeemable Convertible Preferred Stock was convertible into 7,681,847 shares of Common Stock.

The Company may also elect to convert the Redeemable Convertible Preferred Stock if, for at least 20 consecutive trading days during the respective measuring period, the Company's closing stock price equals or exceeds $10.50 per share and certain other conditions are satisfied.
Redemption
Holders had the right to request that the Company redeem all or part of their Redeemable Convertible Preferred Stock beginning on June 29, 2026. As of June 30, 2026, the Company had received notices of redemption for all 49,263 shares of Redeemable Convertible Preferred Stock. Pursuant to the terms of the Redeemable Convertible Preferred Stock, the redemption date and payment of the redemption price for all shares of the Redeemable Convertible Preferred Stock would occur on December 28, 2026. To make such cash redemption payments the Company would be required to obtain a consent to such cash redemption payments or waiver of the restriction on cash dividends and/or redemptions set forth in each of the Company’s credit agreements. To the extent consents or waivers are not obtained under each of the Company’s credit agreements, the Company would be in breach thereof if such payments in cash were made. On such date the Company would be required to pay in cash an amount equal to $1,000 per share of Redeemable Convertible Preferred Stock to be redeemed plus accrued and unpaid dividends on such shares through the date of redemption. To the extent that the Company does not or cannot redeem all of the Redeemable Convertible Preferred Shares submitted for redemption, the Company would be subject to interest on the unpaid balance at a rate of 1% per month from the redemption date until paid in full, in addition to its continuing obligation to accrue dividends paid in kind at 7.5% per annum.
Holders retain their right to convert the Redeemable Convertible Preferred Stock even while the Company is under notice of redemption, so the instrument does not meet the definition of mandatorily redeemable under GAAP. As a result, the Company continues to present the Redeemable Convertible Preferred Stock as temporary equity on the consolidated balance sheets.
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
Registration rights
The holders of the Redeemable Convertible Preferred Stock also entered into a registration rights agreement with the Company. This agreement required the Company to file an initial registration statement covering sufficient shares of Common Stock into which the Redeemable Convertible Preferred Stock may be converted, which the Company filed in 2023. The agreement contains monetary penalties if the Company fails to maintain the effectiveness of that registration statement. The agreement has no specified termination date and no specified maximum amount of penalties. The Company has paid a total of $5,238 pursuant to the registration rights agreement, including $4,703 in November 2025 due to a lapse in the effectiveness of the initial registration statement following the Company’s failure to timely file periodic reports with the SEC in 2023 and 2024.

11.    Revenue recognition
The following tables present disaggregated revenues:

	Three months ended		Six months ended
	June 30, 2026	May 25, 2025	June 30, 2026	May 25, 2025
CDMO	$15,552	$23,516	$31,327	$44,305
HA manufacturing	18,615	12,928	26,033	27,293
Total	$34,167	$36,444	$57,360	$71,598

Revenues recognized over time	$4,462	$5,691	$8,685	$11,196
Revenues recognized at a point in time	29,705	30,753	48,675	60,402
Total	$34,167	$36,444	$57,360	$71,598
During the three months ended June 30, 2026, the Company had revenue concentrations of 10% or greater from two customers, with those customers comprising 66% and 10% of revenue. During the three months ended May 25, 2025, the Company had revenue concentrations of 10% or greater from two customers, with those customers comprising 46% and 16% of revenue.
During the six months ended June 30, 2026, the Company had revenues concentrations of 10% or greater from two customers, accounting for 55% and 15%. During the six months ended May 25, 2025, the Company had revenues concentrations of 10% or greater from two customers, accounting for 50% and 17%.
The following table presents changes in contract assets and liabilities:

	Contract assets	Contract liabilities
Balance at December 31, 2025	$7,655	$(8,660)
Changes to the beginning balance arising from:
Amounts billed as accounts receivable as the result of rights to consideration becoming unconditional	(6,343)	—
Recognition of revenue as the result of performance obligations satisfied	—	5,297
Estimated credit loss	(170)	—
Net change to contract balances recognized after the comparative balance sheet date due to amounts billed, recognition of revenue, changes in estimate, and interest from significant financing component	6,426	(1,916)
Balance at June 30, 2026	$7,568	$(5,279)

12.    Stock-based compensation
The Company provides stock-based compensation to its employees under two plans:
•The 2019 Stock Incentive Plan is a seven-year plan that became effective upon stockholder approval at the Company’s 2019 annual meeting held on October 16, 2019 and has been subsequently amended with stockholder approval, most recently at the Annual Meeting held on August 15, 2024. This plan provides for the grant of stock options, stock grants, stock units and stock appreciation rights to employees, consultants and directors. Under the plan, no recipient may receive awards during any fiscal year that exceed 500,000 stock options, 250,000 stock grants or stock units, or 500,000 stock appreciation rights, nor may any non-employee director be granted awards in excess of $350. As of June 30, 2026, the Company had 1,308,040 common shares reserved for new awards under the 2019 Stock Incentive Plan. The plan expires October 16, 2026. A replacement plan, the 2026 Stock Incentive Plan, was approved by stockholders at the 2026 annual meeting held on June 4, 2026. The 2026 Stock Incentive Plan will become effective by its terms on October 16, 2026.
•The Equity Inducement Plan became effective on March 20, 2024. This plan provides for the grant of equity awards to individuals that were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company. As of June 30, 2026, the Company had 140,474 common shares reserved for new awards under the Equity Inducement Plan.
The following table presents information about stock options:

	Six months ended
	June 30, 2026	May 25, 2025
Information about stock options granted:
Weighted-average grant date fair value per share	$5.28	$4.49
Weighted-average assumptions used to determine grant-date fair value:
Expected life	4.4 years	4.4 years
Risk-free interest rate	3.6%	4.0%
Volatility	88%	84%
Dividend yield	—%	—%
There were no stock option exercises during either of the periods presented.

The following table presents information about other stock-based awards:

	Six months ended
	June 30, 2026	May 25, 2025
Information about awards granted:
Weighted-average fair value per share as of transaction date:
RSUs granted	$6.65	$6.54
PSUs granted	—	5.06
Weighted-average assumptions used to determine grant-date fair value of PSUs:
Expected life	—	5.0 years
Risk-free interest rate	—	4.0%
Volatility	—	84%
Dividend yield	—	—%
Fair value of RSUs vested	7.24	6.25
The following table presents information about stock option balances and activity:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2025	1,377,054	$7.83
Granted	8,775	7.88
Forfeited	(69,843)	6.74
Expired	(22,950)	10.01
Outstanding at June 30, 2026	1,293,036	7.85	4.7 years	$18
Exercisable at June 30, 2026	658,060	8.92	3.4 years	$8
The following table presents information about recent RSU and PSU activity:

	RSUs		PSUs
	Shares	Weighted-average grant date fair value per share	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2025	1,440,419	$6.46	2,283,000	$4.25
Granted	676,911	6.65	—	—
Vested	(346,916)	7.24	—	—
Forfeited	(75,038)	7.78	—	—
Outstanding at June 30, 2026	1,695,376	6.32	2,283,000	4.25

Stock-based compensation expense
The following table summarizes stock-based compensation by income statement line item:

	Three months ended		Six months ended
	June 30, 2026	May 25, 2025	June 30, 2026	May 25, 2025
Cost of sales	$241	$425	$457	$609
Research and development expense	144	1	(98)	1
Selling, general and administrative expense	1,700	1,389	3,424	3,757
Stock-based compensation expense	$2,085	$1,815	$3,783	$4,367
Most of the stock-based compensation expense for the current period and going forward arises from RSU awards to the Company’s named executive officers under the Equity Inducement Plan and the Company’s directors. The RSU awards to named executive officers vest annually and are expensed ratably over their five-year lives (three-year in one case) since date of hire. The annual RSU awards granted to directors vest in full one year from the grant date and are expensed ratably over the same one-year vesting period.
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
As of June 30, 2026, there was $11,444 of total unrecognized compensation expense related to unvested equity compensation awards granted under the Lifecore incentive stock plans. This total expense is expected to be recognized over a weighted-average period of 1.9 years.
13.    Income taxes
The effective tax rate was approximately (1)% for the three months ended June 30, 2026, compared to approximately (3)% for the three months ended May 25, 2025. For both the six months ended June 30, 2026 and May 25, 2025, the effective tax rate was approximately (1)%. The effective tax rates were lower than the U.S. federal statutory tax rate in all periods primarily due to the Company’s valuation allowance on its deferred tax assets.
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

The disclosed fair value of the term loan and the recorded fair value of the debt derivative liability are estimated using a discounted cash flow method (a level 3 measurement) that includes annually weighted probabilities that the lender exercises its option to require payment of the term loans upon a qualifying change in control or that the debt is held to maturity and refinanced. As of June 30, 2026, the fair value of the term loan, excluding the value of the embedded debt derivative liability, was $150,365 with a carrying value of $143,871; the fair value of the debt derivative liability was $30,922, which was the same as its carrying value. As of December 31, 2025, the fair value of the term loan, excluding the value of the embedded debt derivative liability, was $149,400 with a carrying value of $130,563; the fair value of the debt derivative liability was $26,564, which was the same as its carrying value.
The debt derivative liability is currently the only financial instrument recorded at fair value on a recurring basis in the accompanying balance sheets. The following table presents information about those measurements:

	Type of measurement	Measurement date	Type of measurement
			Level 1	Level 2	Level 3
Liabilities
Debt derivative liability	Recurring	June 30, 2026	—	—	30,922
Debt derivative liability	Recurring	December 31, 2025	—	—	26,564
The following table presents the rollforward reconciliation of this level 3 recurring fair value measurement:

	Three months ended		Six months ended
	June 30, 2026	May 25, 2025	June 30, 2026	May 25, 2025
Balance at beginning of period	$29,719	$23,900	$26,564	$23,300
Change in fair value recorded in earnings	1,203	1,091	4,358	1,691
Balance at end of period	$30,922	$24,991	$30,922	$24,991
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
Key inputs used to develop the fair value measurement were as follows:

	June 30, 2026	December 31, 2025
Probability of change in control event	80.0%	80.0%
Weighted average discount rate	20.7%	17.6%
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
In accordance with U.S. GAAP, the Company presents supplemental fair value information based on market conditions of the underlying financial instrument. The fair value information does not change the stated rate or carrying value of the instrument. The fair value of the leaseback liability was estimated using a discounted cash flow method (a level 3 measurement) that assumes a weighted-average discount rate of 5.5% and 5.1% as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the fair value of the leaseback liability approximated its carrying value of $5,410 and $5,798, respectively.
Customer deposit
A significant customer of the Company agreed to provide an upfront cash deposit in order to finance working capital requirements for the duration of its commercial supply agreement with the Company. The deposit bears no interest and is to be repaid after a wind-up period following expiration or termination of the commercial supply agreement. Prior to the most recent amendment, the commercial supply agreement had automatically extended to December 31, 2027. In June 2026, it was amended and extended to December 31, 2030.
In accordance with U.S. GAAP, the Company presents supplemental fair value information based on market conditions of the underlying financial instrument. The fair value information does not change the stated rate or carrying value of the instrument. The fair value of the deposit is estimated using a discounted cash flow method (a level 3 measurement) that includes assumed discount rates of 6.7% and 6.0% as of June 30, 2026 and December 31, 2025, respectively. The fair value assumed repayment in 4.5 years and 2.0 years as of June 30, 2026 and December 31, 2025, respectively, which was the remaining contractual term of the agreement as of each measurement date. As of June 30, 2026 and December 31, 2025, the fair value of the deposit approximated its carrying value of $4,751 and $4,515, respectively.
15.    Leases
Substantially all current lease activity comes from two active facilities near the Company’s owned headquarters facility in Chaska, Minnesota.
In January 2016, a lease commenced for the Company’s warehouse and final packaging building in Chaska, Minnesota. The lease has since been amended twice to accomplish the following: (i) to extend the term of the lease to September 2034, (ii) to add a purchase option equal to the balance of the lessor’s mortgage loan, valued at $3,100 as of June 30, 2026; and (iii) to provide a $2,400 cash payment to the Company in October 2024 in exchange for an increased rent payment schedule and the updated purchase option. The lease is classified as a finance lease and has a discount rate of 9%, which was the Company’s incremental borrowing rate at the time of the most recent amendment to the lease in August 2024.
In January 2021, a lease commenced for the Company’s warehouse and office space in Chanhassen, Minnesota. The lease expires in March 2028 with an option to extend through March 2033 that the Company is reasonably certain to exercise. The lease is classified as an operating lease and has a discount rate of 3%, which was the Company’s incremental borrowing rate at lease inception.

The components of lease cost were as follows:

	Six months ended
	June 30, 2026	May 25, 2025
Finance lease cost:
Amortization of leased assets	$79	$79
Interest on lease liabilities	257	264
Operating lease cost	148	148
Total lease cost	$484	$491
The Company’s maturity analysis of operating and finance lease liabilities as of June 30, 2026 are as follows:

	Operating leases	Finance leases
Remainder of 2026	$205	$346
2027	$414	$708
2028	144	725
2029	148	729
2030	153	724
Thereafter	347	5,975
Total lease payments	1,411	9,207
Less: interest	(104)	(3,420)
Present value of lease liabilities	$1,307	$5,787
Classification on consolidated balance sheet:
Accounts payable	$379	$—
Accrued expenses and other current liabilities (see note 7)	—	197
Debt, net of current portion	—	5,590
Other liabilities	928	—
Present value of lease liabilities	$1,307	$5,787
Supplemental cash flow information related to leases are as follows:

	Six months ended
	June 30, 2026	May 25, 2025
Operating cash flows from operating leases	$205	$203
Operating cash flows from finance leases	257	264
Financing cash flows from finance leases	89	74
16.    Related party transactions
Alcon has been and continues to be the Company's largest customer, comprising 55% and 50% of its revenues for the six months ended June 30, 2026 and May 25, 2025, respectively. On May 22, 2023, Alcon entered into the Term Loan Credit Facility with the Company as described in note 9. This relationship as the Company's largest creditor, combined with its position as the Company's largest customer, caused management to conclude that Alcon has the ability to exert significant influence over the Company and therefore meets the definition of a related party beginning in May 2023 through the present.

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
•A significant individual prepayment that Alcon made to the Company in May 2024 of $5,500. The prepayment was accounted for as a contract liability and initially discounted to present value due to the existence of a significant financing component. The discount is being amortized over the life of the contract liability via charges to interest expense, related party. This contract liability is being derecognized beginning January 2026 by delivering goods to Alcon at a discount equal to twelve monthly credit memos totaling $5,500. As of June 30, 2026, the remaining contract liability balance of $2,688 which is net of the unamortized discount, is included in accrued expenses and other current liabilities on the consolidated balance sheet;
•Proceeds of $142,270 from term loans issued in May 2023 that were used to repay prior borrowings. The term loan principal plus accrued interest has grown to $192,725 through June 30, 2026 as a result of interest paid-in-kind, which decreased from 10% to 7% beginning May 2026. Cash interest paid to Alcon for the three and six months ended June 30, 2026 was $605. See note 9 for additional information;
•Alcon purchased equipment in May 2023 for $7,730 that it is leasing back to the Company in exchange for quarterly payments over a ten-year period. Payments to Alcon under the lease were $277 and $292 for the three months ended June 30, 2026 and May 25, 2025, respectively, and $557 and $587 for the six months ended June 30, 2026 and May 25, 2025, respectively. See note 9 for additional information;
•Interest expense incurred from the Alcon instruments noted above, net of capitalized interest, was $14,165 and $9,856 for the six months ended June 30, 2026 and May 25, 2025, respectively. Included in those amounts was non-cash interest expense of $13,386 and $9,659 for the six months ended June 30, 2026 and May 25, 2025, respectively; and
•Contract assets, net of contract liabilities, from development projects of $3,005 and $728 as of June 30, 2026 and December 31, 2025, respectively, for the recognition of revenue as the result of performance obligations satisfied in advance of billing the customer.
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
•our ability to maintain or expand our relationships with our current customers, including the impact of changes in consumer demand or prices for the products we manufacture for our customers;
•our ability to grow and diversify our business with new customers, including the potential loss of development customers if they do not receive required funding or regulatory approvals or for other reasons;
•our ability to comply with covenants under our credit agreements and to pay required interest and principal payments when due;
•our ability to fund redemptions of shares of the outstanding Series A Redeemable Convertible Preferred Stock in accordance with their terms;
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
•We have strengthened our financial position through, among other actions, (i) raising $24.3 million in a private placement of Lifecore common stock in October 2024, (ii) a three-year term extension of our existing asset-based lending revolving credit facility with BMO in November 2024, (iii) the sale of certain excess capital equipment for $17 million in January 2025, (iv) the repayment of $19.7 million of borrowings on our outstanding revolving credit facility over the past 18 months, (v) reduced obligations with the payment of an aggregate amount of $4.7 million to the holders of the Redeemable Convertible Preferred Stock in full satisfaction of outstanding registration delay fees in November 2025, (vi) the implementation of operational cost reductions, including overhead costs and professional fees associated with legal, accounting and consulting spend; and (vii) in October 2024 we regained compliance with SEC reporting requirements and have been maintaining those requirements.
•We enhanced our business development strategy, increased our investment in sales and marketing to support brand visibility, and expanded our business development team with sales talent who will focus on key drug development geographies in the United States and internationally. We have signed a total of 13 programs over the last 12 months, including eight late-stage programs.
Lifecore expects to further improve efficiencies and productivity through additional procurement and operational strategies that will build upon the new capabilities and information available from our ERP system. Lifecore expects this system to strengthen inventory control, support sharper financial management, and help reduce costs as the company grows. To further advance the Company’s efficiency objectives, the Company’s senior management team includes a head of business transformation who is championing the Company’s efforts to improve its cost structure, to drive productivity, and gain efficiencies. Through June 30, 2026, the Company has progressed more than 40 projects intended to promote cost reductions or productivity improvements.

On August 1, 2025, our Board of Directors approved changing our fiscal year from a fiscal year ending on the last Sunday of May to a calendar year ending on December 31, and the Company has reported calendar periods since September 30, 2025. In accordance with SEC rules, the Company is presenting current period results compared to the most closely-comparable prior periods that can be derived from previously-reported results, which for this report were the three and six months ended May 25, 2025. With the exception of certain statements of operations, the Company did not previously report these periods on a standalone basis; rather, those periods were generally derived from the audited financial statements in the Company’s Form 10-K for the year ended May 25, 2025, less the unaudited results reported in its Forms 10-Q for the nine months ended February 23, 2025 and the six months ended November 24, 2024, respectively. In deriving the comparative period results, the Company reclassified certain amounts from previously-reported results to present them on a basis consistent with the current period presentation and, in some cases, the previously audited annual results. It was not practicable or cost-justifiable for the Company to prepare equivalent calendar-based comparative periods because the Company’s previous fiscal calendar does not align to the new calendar periods. The Company will begin providing calendar-based comparative periods beginning with its reporting as of and for the periods ended September 30, 2026.
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
Numerous factors can influence gross profit, including product mix, customer mix, manufacturing costs, timing of production, production yields, volume, sales discounts, contractual provisions, and charges to state inventories at their net realizable value, including as that relates to excess or obsolete inventory, among others. Many of these factors influence or are interrelated with other factors.
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
The income tax benefit or expense primarily consists of current state income tax obligations and a schedule of net deferred federal tax attributes that are substantially offset by valuation allowances and net operating loss carryforwards. Changes in the income tax benefit or expense are generally driven by the mix of these various items and are generally not material.

Results of operations – three months ended June 30, 2026
Revenues and gross profit

	Three months ended		Change
(dollars in thousands)	June 30, 2026	May 25, 2025	Amount	%
Revenues:
CDMO	$15,552	$23,516	$(7,964)	(34)%
HA manufacturing	18,615	12,928	5,687	44%
Total revenues	34,167	36,444	(2,277)	(6)%
Cost of sales	22,092	22,462	(370)	(2)%
Gross profit	12,075	13,982	(1,907)	(14)%
Gross profit percentage	35.3%	38.4%	(3.1)%
The decrease in revenues of $2.3 million was primarily due to a $8.0 million decrease in CDMO revenue, which was primarily from $5.9 million of lower sales volumes, $1.2 million of lower development revenue due to completion of discrete development projects in the prior comparable period and timing of customer project lifecycles, and a $0.9 million contractual take-or-pay arrangement in the prior period. The CDMO decline was partially offset by a $5.7 million increase in HA manufacturing revenues primarily due to timing.
The decrease of $1.9 million in gross profit is due to a $4.5 million decrease in CDMO gross profit due to lower commercial and development sales, unfavorable adjustments for net realizable value, revaluation, process loss, manufacturing variances, and a $0.9 million contractual take-or-pay arrangement in the prior period, partially offset by favorable labor and overhead absorption and lower departmental expenses. The CDMO decline was partially offset by a $2.6 million increase in HA manufacturing gross profit due to increased sales volume.
Operating expenses

	Three months ended		Change
(dollars in thousands)	June 30 2026	May 25 2025	Amount	%
Research and development	$1,537	$2,103	$(566)	(27)%
Selling, general and administrative	7,971	8,980	(1,009)	(11)%
Restructuring recovery	—	(2,519)	2,519	n/m
Loss on sale or disposal of assets, net of portion classified as cost of sales	—	91	(91)	n/m
Total operating expenses	$9,508	$8,655	$853	10%
Research and development (“R&D”)
R&D expenses declined primarily due to increased utilization of R&D personnel on revenue-generating development projects as well as a headcount reduction following an internal reorganization. These were offset in part by increased stock-based compensation.
Selling, general, and administrative (“SG&A”)
The $1.0 million decrease in SG&A expenses includes $0.5 million of lower recurring legal and accounting expenses, and lower compensation, as well as a $0.6 million of lower non-recurring expenses primarily related to legacy legal matters and prior period restructuring.

Restructuring recovery
The three months ended May 25, 2025 included a credit of $2.6 million for the favorable reversal of a historical lease obligation of the divested Curation Foods business.
Loss on sale or disposal of assets
The loss on sale or disposal of assets was immaterial.
Non-operating income or expense

	Three months ended		Change
(dollars in thousands)	June 30, 2026	May 25, 2025	Amount	%
Interest expense, net	$(7,607)	$(5,521)	$(2,086)	38%
Change in fair value of debt derivative liability, related party	(1,203)	(1,091)	(112)	n/m
Other income, net	110	171	(61)	n/m
Income tax expense	(23)	(33)	10	n/m
Interest expense, net
The increase in interest expense, net of interest income, included an increase of $1.4 million related to the Alcon term loans, which will continue to grow due to accumulating interest paid-in-kind and amortization of the debt discount and $0.7 million more interest expense caused by the completion of certain capital expenditure projects where interest was previously capitalized to property, plant and equipment.
Other non-operating income or expense
None of the other income or expense categories changed materially period over period.
Results of operations – six months ended June 30, 2026
Revenues and gross profit

	Six months ended		Change
(dollars in thousands)	June 30, 2026	May 25, 2025	Amount	%
Revenues:
CDMO	$31,327	$44,305	$(12,978)	(29)%
HA manufacturing	26,033	27,293	(1,260)	(5)%
Total revenues	57,360	71,598	(14,238)	(20)%
Cost of sales	40,823	47,771	(6,948)	(15)%
Gross profit	16,537	23,827	(7,290)	(31)%
Gross profit percentage	28.8%	33.3%	(4.5)%
The decrease of $14.2 million in revenues was primarily due to a $13.0 million decrease in CDMO revenue, which was primarily from $8.8 million of overall lower sales volumes, $2.5 million of lower development revenue, and a $1.7 million take-or-pay arrangement in the prior period. In addition, HA manufacturing revenues decreased $1.3 million, $3.1 million of which was primarily due to timing of revenues from Lifecore’s largest customer’s supply chain initiatives, partially offset by $1.8 million of increased demand from other customers and pricing initiatives.

The decrease of $7.3 million in gross profit is due to a $4.3 million decrease in CDMO gross profit due to lower commercial and development sales, unfavorable adjustments for net realizable value, revaluation, process loss, manufacturing variances, and a $1.7 million contractual take-or-pay arrangement in the prior period, partially offset by favorable labor and overhead absorption, lower departmental expenses, and $0.9 million of higher prior year costs due to a customer termination resulting in write-off of inventory and equipment. In addition, HA manufacturing gross profit declined $3.2 million due to lower sales and unfavorable absorption.
Operating expenses

	Six months ended		Change
(dollars in thousands)	June 30, 2026	May 25, 2025	Amount	%
Research and development	$2,754	$4,148	$(1,394)	(34)%
Selling, general and administrative	15,888	19,073	(3,185)	(17)%
Restructuring recovery	—	(2,634)	2,634	n/m
Loss on sale or disposal of assets, net of portion classified as cost of sales	—	6,942	(6,942)	n/m
Total operating expenses	$18,642	$27,529	$(8,887)	(32)%
Research and development
R&D expenses declined primarily due to increased utilization of R&D personnel on revenue-generating development projects, as well as a headcount reduction following an internal reorganization.
Selling, general, and administrative
The $3.2 million decrease in SG&A expenses includes a reduction of $1.4 million in recurring accounting and legal expenses, and lower compensation, a $0.4 million reduction in stock-based compensation, and a $1.3 million reduction in non-recurring expenses primarily related to legacy matters and prior period restructuring.
Restructuring recovery
The six months ended May 25, 2025 included a credit of $2.6 million for the favorable reversal of a historical lease obligation of the divested Curation Foods business.
Loss on sale or disposal of assets
The $6.9 million loss on sale or disposal of assets in the prior period was primarily due to a $6.4 million loss on the sale of certain excess equipment. That loss was primarily related to the write-off of historically capitalized interest costs, as we recovered substantially all of the cash originally paid to purchase the equipment from the sale proceeds.
Non-operating income or expense

	Six months ended		Change
(dollars in thousands)	June 30, 2026	May 25, 2025	Amount	%
Interest expense, net	$(14,827)	$(11,002)	$(3,825)	35%
Change in fair value of debt derivative liability, related party	(4,358)	(1,691)	(2,667)	n/m
Other income, net	220	504	(284)	n/m
Income tax expense	(66)	(25)	(41)	n/m

Interest expense, net
The increase in interest expense, net of interest income, of $3.8 million was primarily from $2.8 million more interest related to the Alcon term loans, which will continue to grow due to accumulating interest paid-in-kind and amortization of the debt discount and $1.5 million more interest expense caused by the completion of certain capital expenditure projects where interest was previously capitalized to property, plant and equipment. These increases were partially offset from various other small items.
Change in fair value of debt derivative liability, related party
The $2.7 million increase in expense was primarily attributable to changes in key valuation inputs during the period, including a higher discount rate caused by a decline in the Company’s synthetic credit rating, as well as the passage of time.
Other non-operating income or expense
None of the other income or expense categories changed materially period over period.
Liquidity and capital resources
As of June 30, 2026, the Company had cash of $17.2 million and $21.6 million available for borrowing (together, “consolidated liquidity”) under its $40.0 million Revolving Credit Facility, with no amounts outstanding as of June 30, 2026. As of June 30, 2026, the Company had approximately $198.1 million in total indebtedness with Alcon, with $192.7 million outstanding under the Term Loan Credit Facility. The Company is subject to minimum liquidity covenants under its credit agreements, the most restrictive of which requires the Company to maintain at least $4.0 million of consolidated liquidity, as adjusted for any excess payables, at the end of each fiscal quarter. As of June 30, 2026, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility. See “Part I, Item 1. Note 9 – Debt” in this Quarterly Report on Form 10-Q for a summary of the Term Loan Credit Facility and Revolving Credit Facility.
The following table presents comparative summary cash flows for the six months ended June 30, 2026 and May 25, 2025:

	Six months ended		Change
(in thousands)	June 30, 2026	May 25, 2025
Net cash provided by (used in):
Operating activities	$2,511	$6,548	$(4,037)
Investing activities	(1,631)	(553)	(1,078)
Financing activities	(1,108)	(7,185)	6,077
Total	$(228)	$(1,190)	$962
Cash flow improved by $1.0 million in the six months ended June 30, 2026 compared to the six months ended May 25, 2025 for the following reasons:
•Operating cash flows decreased $4.0 million primarily due to the decline in revenue period over period. In the 2026 period, the combined effect of net loss and the non-working capital adjustments to reconcile net loss to operating cash flows generated $5.6 million of cash, which was partially offset by changes in working capital of $3.1 million primarily related to an increase in accounts receivable. In the 2025 period, the combined effect of net loss and the non-working capital adjustments to reconcile net loss to operating cash flows generated $10.0 million, which was partially offset by $3.5 million of net working capital changes;

•Investing cash outflows decreased by $1.1 million due to the absence of $7.0 million cash from the sale of certain excess equipment in the 2025 period, partially offset by lower capital spending in the 2026 period compared to the 2025 period; and
•Financing cash outflows decreased $6.1 million primarily from the absence of a net $6.0 million of repayments under the revolving credit facility in the 2025 period.
The Company’s future capital requirements will depend on numerous factors, including our future capital expenditure requirements; development, production and manufacturing activities; administrative requirements (including salaries, insurance expenses and legal compliance costs); ability to establish and maintain new and existing customer arrangements; the costs associated with any legal proceedings and claims; any decision to pursue acquisition opportunities; the timing and amount of amounts payable or payments owed under customer agreements; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of customers’ activities and arrangements; the redemptions of the Redeemable Convertible Preferred Stock and any payment of the accrued and unpaid liquidation preference on shares of the Redeemable Convertible Preferred Stock, if required; payments required under the Term Loan Credit Facility and Revolving Credit Facility; and other factors. If the Company’s currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its capital needs, the Company would be required to seek additional funding through various financing transactions or arrangements, including equity financing, debt financing, collaborations, strategic alliances or licensing arrangements, or other means. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all.
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
The holders of Redeemable Convertible Preferred Stock are entitled to dividends at a rate of 7.5% per annum, or $75 per share, payable in-kind and compounding quarterly. The holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis. At June 30, 2026, there were $0.9 million of dividends in arrears that had not yet been paid-in-kind in the form of additional shares of Redeemable Convertible Preferred Stock, representing $18.75 per preferred share.

Each holder of outstanding shares of Redeemable Convertible Preferred Stock had the right to request that the Company redeem all or part of such holder’s outstanding Redeemable Convertible Preferred Stock beginning on June 29, 2026. To make such cash redemption payments the Company would be required to obtain a consent to such cash redemption payments or waiver of the restriction on cash dividends and/or redemptions set forth in each of the Company’s credit agreements. To the extent consents or waivers are not obtained under each of the Company’s credit agreements, the Company would be in breach thereof if such payments in cash were made. The redemption price for each share of Redeemable Convertible Preferred Stock is an amount equal to its liquidation preference of $1,000 per share of Redeemable Convertible Preferred Stock to be redeemed plus accrued and unpaid dividends on such shares through the date of redemption. As of June 30, 2026 and December 31, 2025, the aggregate liquidation preference of the Redeemable Convertible Preferred Stock was $50.2 million and $48.4 million, respectively. As of June 30, 2026, the Company had received notices of redemption for all 49,263 shares of Redeemable Convertible Preferred Stock. Pursuant to the terms of the Redeemable Convertible Preferred Stock, the redemption date and payment of the redemption price for all shares of the Redeemable Convertible Preferred Stock would occur on December 28, 2026. To the extent that the Company does not or cannot redeem all shares of Redeemable Convertible Preferred Stock that are submitted for redemption, we would be subject to interest on the unpaid balance at a rate of 1% per month in respect of that holder’s unredeemed shares of Redeemable Convertible Preferred Stock from the redemption date until paid in full in addition to our continuing obligation to accrue dividends paid in kind at 7.5% per annum.
Lifecore’s internally generated cash is not expected to be sufficient to fund all or any significant redemptions of the Redeemable Convertible Preferred Stock. The Company has previously begun and continues to evaluate a range of strategic alternatives to facilitate the redemptions, including use of cash on hand, potential debt or equity financing transactions, and/or other possible strategic transactions, and to seek the requisite consents from the Company’s lenders. The Company intends to seek alternatives that it believes will improve its capital structure for what it expects to be its next phase of growth, and the Company’s Board of Directors remains committed to maximizing value for the Company’s stockholders, while remaining committed to serving the Company’s customers, supporting the Company’s employees and growing the business.
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
As of June 30, 2026 the Company had $192.7 million in borrowings outstanding under the Term Loan Credit Facility at an effective annual interest rate of 20.9%, which includes the amortization of the debt discount. The stated annual interest rate is 10%, which is payable-in-kind until May 2026, following which interest is payable at a fixed rate of 3% per annum in cash with the remainder payable-in-kind. The obligations under the Term Loan Credit Facility mature on May 22, 2029. Interest paid-in-kind under the Term Loan Credit Facility for the six months ended June 30, 2026 was $8.6 million. In June 2026, the Company made its first quarterly payment of 3% cash interest for the first month following the third anniversary of entering into the Term Loan Credit Facility in the amount of $0.6 million.
As of June 30, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility. The obligations under the Revolving Credit Facility mature on November 26, 2027. Interest paid under the Revolving Credit Facility for the six months ended June 30, 2026 was negligible.

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
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer concluded that, because the material weakness in our internal control over financial reporting described in our Transition Report on Form 10-KT for the transition period ended December 31, 2025 had not been fully remediated as of June 30, 2026, our disclosure controls and procedures were not effective as of June 30, 2026.
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
Progress during the six months ended June 30, 2026 includes the following:
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
Changes in internal control over financial reporting
Other than the changes associated with the ERP implementation and remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 4.    Mine safety disclosures
Not applicable.
Item 5.    Other information
Rule 10b5-1 trading plans
During the three months ended June 30, 2026, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Exhibit Title
10.1	Lifecore Biomedical, Inc. Incentive 2026 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2026.
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH+	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Date:    August 5, 2026