Form 10-Q
period 2026-09-30
LIFECORE BIOMEDICAL, INC. \DE\
filed 2026-11-04
CIK 1005286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 28, 2026, there were 37,905,846 shares of common stock outstanding.

LIFECORE BIOMEDICAL, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025		2
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025		3
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2026 and 2025		4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025		6
Notes to the Consolidated Financial Statements		7
1	Organization, basis of presentation and summary of significant accounting policies	7
2	Income or loss per share	9
3	Segment reporting for single reportable segment	10
4	Accounts and note receivable	10
5	Inventory	11
6	Property, plant and equipment, net	12
7	Accrued expenses and other current liabilities	12
8	Commitments and contingencies	13
9	Debt	15
10	Equity	18
11	Revenue recognition	20
12	Stock-based compensation	21
13	Income taxes	23
14	Fair value of financial instruments	23
15	Leases	25
16	Related party transactions	27

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share amounts)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$23,035	$17,469
Accounts receivable, net	9,077	13,233
Accounts receivable, related party	11,995	12,929
Contract assets	10,275	7,655
Inventory	27,695	29,085
Prepaid expenses and other current assets	2,604	1,921
Total current assets	84,681	82,292
Property, plant and equipment, net	122,040	127,304
Goodwill	13,881	13,881
Other assets	7,701	8,700
Total assets	$228,303	$232,177
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,587	$6,211
Accrued expenses and other current liabilities	13,453	17,362
Total current liabilities	22,040	23,573
Debt, net of current portion	5,535	5,694
Debt, net of current portion, related party	154,452	135,588
Debt derivative liability, related party	62,192	26,564
Other liabilities	6,360	6,698
Total liabilities	250,579	198,117
Commitments and contingencies, see note 8
Series A Convertible Preferred Stock, $0.001 par value; 2,000,000 shares authorized; 50,187 and 47,466 shares issued and outstanding, redemption value $51,128 and $48,356	51,128	48,262
Stockholders’ (deficit) equity:
Common Stock, $0.001 par value; 75,000,000 shares authorized; 37,905,846 and 37,477,386 shares issued and outstanding	38	37
Additional paid-in capital	210,979	208,962
Accumulated deficit	(284,421)	(223,201)
Total stockholders’ deficit	(73,404)	(14,202)
Total liabilities, convertible preferred stock and stockholders’ deficit	$228,303	$232,177
See accompanying notes to the consolidated financial statements

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenues	$13,586	$19,293	$39,302	$57,314
Revenues, related party	11,736	11,816	43,380	48,372
Total revenues	25,322	31,109	82,682	105,686
Cost of sales	18,496	23,318	59,319	70,981
Gross profit	6,826	7,791	23,363	34,705
Research and development expenses	1,421	1,963	4,175	6,014
Selling, general, and administrative expenses	6,299	8,895	22,187	26,349
Restructuring recovery	—	—	—	(2,937)
Loss on sale or disposal of assets, net of portion classified as cost of sales	—	—	—	6,942
Operating loss	(894)	(3,067)	(2,999)	(1,663)
Interest income	232	58	504	472
Interest expense	(425)	(551)	(1,359)	(1,721)
Interest expense, related party	(7,675)	(5,833)	(21,840)	(16,031)
Change in fair value of debt derivative liability, related party	(31,270)	(375)	(35,628)	(1,991)
Other (expense) income, net	(1)	110	219	359
Loss before income taxes	(40,033)	(9,658)	(61,103)	(20,575)
Income tax expense	(51)	(333)	(117)	(359)
Net loss	(40,084)	(9,991)	(61,220)	(20,934)
Preferred stock dividends	(941)	(874)	(2,772)	(2,573)
Accretion of preferred stock to redemption value	—	(48)	(94)	(144)
Loss available to common stockholders	$(41,025)	$(10,913)	$(64,086)	$(23,651)

Loss per share, basic and diluted	$(1.08)	$(0.29)	$(1.70)	$(0.64)

Weighted average shares outstanding, basic and diluted	37,845,478	37,402,912	37,633,816	37,148,750
See accompanying notes to the consolidated financial statements

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
(dollars in thousands)	Shares	Amount	Shares	Amount
Balance at June 30, 2026	49,263	$50,187	37,697,012	$38	$210,205	$(244,337)	$(34,094)
Dividends accrued and paid-in-kind	924	941	—	—	(941)	—	(941)
Settlement of stock-based awards	—	—	208,834	—	—	—	—
Stock-based compensation	—	—	—	—	1,715	—	1,715
Net loss	—	—	—	—	—	(40,084)	(40,084)
Balance at September 30, 2026	50,187	$51,128	37,905,846	$38	$210,979	$(284,421)	$(73,404)

Balance at June 30, 2025	45,736	$46,402	37,026,234	$37	$207,206	$(208,104)	$(861)
Dividends accrued and paid-in-kind	858	874	—	—	(874)	—	(874)
Accretion to redemption value	—	48	—	—	(48)	—	(48)
Conversions	(1)	(1)	154	—	1	—	1
Settlement of stock-based awards	—	—	439,964	—	(1,156)	—	(1,156)
Stock-based compensation	—	—	—	—	2,392	—	2,392
Net loss	—	—	—	—	—	(9,991)	(9,991)
Balance at September 30, 2025	46,593	$47,323	37,466,352	$37	$207,521	$(218,095)	$(10,537)
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
(dollars in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2025	47,466	$48,262	37,477,386	$37	$208,962	$(223,201)	$(14,202)
Dividends accrued and paid-in-kind	2,721	2,772	—	—	(2,772)	—	(2,772)
Accretion to redemption value	—	94	—	—	(94)	—	(94)
Settlement of stock-based awards	—	—	428,460	1	(615)	—	(614)
Stock-based compensation	—	—	—	—	5,498	—	5,498
Net loss	—	—	—	—	—	(61,220)	(61,220)
Balance at September 30, 2026	50,187	$51,128	37,905,846	$38	$210,979	$(284,421)	$(73,404)

Balance at December 31, 2024	44,068	$44,607	36,980,790	$37	$205,654	$(197,161)	$8,530
Issuance of stock, net of fees	—	—	—	—	8	—	8
Dividends accrued and paid-in-kind	2,526	2,573	—	—	(2,573)	—	(2,573)
Accretion to redemption value	—	144	—	—	(144)	—	(144)
Conversions	(1)	(1)	154	—	1	—	1
Settlement of stock-based awards	—	—	561,922	—	(1,339)	—	(1,339)
Retirement of shares	—	—	(76,514)	—	(490)	—	(490)
Stock-based compensation	—	—	—	—	6,404	—	6,404
Net loss	—	—	—	—	—	(20,934)	(20,934)
Balance at September 30, 2025	46,593	$47,323	37,466,352	$37	$207,521	$(218,095)	$(10,537)
See accompanying notes to the consolidated financial statements.

LIFECORE BIOMEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(61,220)	$(20,934)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,235	5,968
Stock-based compensation	5,498	6,404
Non-cash interest expense, inclusive of related party	20,326	16,841
Change in fair value of debt derivative liability, related party	35,628	1,991
Loss on sale or disposal of assets	—	7,738
Gain on settlement of lease liability	—	(2,642)
Other, net	(499)	248
Changes in operating assets and liabilities:
Accounts receivable, inclusive of related party	5,589	(6,587)
Contract assets	(2,620)	1,629
Inventory	1,390	8,742
Other assets	(143)	382
Accounts payable	3,051	(1,658)
Accrued expenses and other liabilities	(4,778)	(5,616)
Net cash provided by operating activities	9,457	12,506
Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,543)	(9,792)
Proceeds from sale of equipment	—	17,000
Net cash (used in) provided by investing activities	(2,543)	7,208
Cash flows from financing activities:
Payments on revolving credit facility	(100,800)	(110,332)
Proceeds from revolving credit facility	100,800	107,832
Payments related to employee stock plans	(615)	(1,339)
Other financing activities	(733)	(936)
Net cash used in financing activities	(1,348)	(4,775)
Net increase in cash and cash equivalents	5,566	14,939
Cash and cash equivalents, beginning of period	17,469	3,917
Cash and cash equivalents, end of period	$23,035	$18,856
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
Proposed merger
On September 27, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lifecore Inc. (“Parent”), and Hazel Merger Sub, Inc., a direct wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Webster Equity Partners. The Merger Agreement provides that, among other things, on the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.
At the effective time of the Merger, each share of the Company’s common stock (“Common Stock”) issued and outstanding immediately prior to the effective time, excluding certain excluded shares, will be canceled and cease to exist and be converted into the right to receive $6.28 per share in cash, without interest, plus one (1) contingent value right (CVR) per share.
At the effective time, each share of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding immediately prior to the effective time, excluding any excluded shares, will be canceled and cease to exist and be converted into the right to receive an amount in cash per share of Series A Preferred Stock equal to the “Conversion Amount” as defined in Section 3 of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designations”) plus one (1) CVR per share of Common Stock into which the Series A Preferred Stock is convertible as of immediately prior to the effective time under the Certificate of Designations.
Each CVR represents the right to receive the Milestone Payment Amounts, if any, when and if payable, subject to the terms and conditions set forth in a Contingent Value Rights Agreement to be entered into at or prior to the effective time, among Parent, the Company and a rights agent.
The transaction is expected to close at the end of the fourth quarter 2026, subject to the approval of Lifecore’s stockholders, the receipt of required regulatory approvals, and the satisfaction of certain other closing conditions. If the Merger is consummated, the Common Stock will be delisted from the Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Basis of presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information, the instructions for Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (which were of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company at September 30, 2026, and the results of operations and cash flows for all periods presented.

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
The accounting policies underlying the accompanying consolidated financial statements are set forth in note 1 to the consolidated financial statements included in the Company’s Transition Report on Form 10-KT for the transition period ended December 31, 2025. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2026.
On August 1, 2025, the Company’s Board of Directors approved changing its fiscal year from a fiscal year ending on the last Sunday of May to a calendar year (the “Fiscal Year Change”), and the Company has reported on a calendar-year basis since September 30, 2025. The accompanying consolidated financial statements are the first to present comparative results on a consistent calendar-year reporting basis following the Fiscal Year Change. The results for the three months ended September 30, 2025 were previously reported. The results for the nine months ended September 30, 2025 have not previously been reported on a standalone basis.
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
Supplemental disclosures of cash flow information
The following table presents supplemental cash flow information:

	Nine months ended September 30,
	2026	2025
Cash paid (refunded) for income taxes, net	$230	$(64)
Cash paid for interest	2,871	900
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	101	443
Capitalization of non-cash interest to property, plant and equipment	118	2,194
Dividends paid-in-kind on Series A Preferred Stock	2,772	2,573

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
The following securities on an as-converted basis were excluded from the computations of diluted loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Series A Preferred Stock	7,825,882	7,131,888	7,825,882	7,131,888
Stock options	1,129,731	1,152,621	1,129,731	1,152,621
RSUs	1,460,078	1,377,482	1,460,078	1,377,482
PSUs	2,283,000	2,283,000	2,283,000	2,283,000
Total	12,698,691	11,944,991	12,698,691	11,944,991
See note 10 for more information about Series A Preferred Stock and note 12 for more information about stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”).

3.    Segment reporting for single reportable segment
The following table presents the components of net income or loss, which is the measure of profit or loss used for the Company’s single reportable segment:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues	$25,322	$31,109	$82,682	$105,686
Personnel costs(1)	9,815	11,129	32,284	35,393
Materials and non-depreciation overhead(2)	9,574	14,273	31,600	41,572
Depreciation	2,410	1,981	7,235	5,968
Stock-based compensation	1,715	2,392	5,498	6,404
Reorganization costs	720	1,571	3,509	5,104
Loss on sale or disposal of assets	—	—	—	7,738
All other operating expenses(3)	1,982	2,830	5,555	5,170
Interest expense, net	7,868	6,326	22,695	17,280
Change in fair value of debt derivative liability	31,270	375	35,628	1,991
Other expense (income), net	1	(110)	(219)	(359)
Income tax expense	51	333	117	359
Net loss	$(40,084)	$(9,991)	$(61,220)	$(20,934)
(1)Includes all wages and salary, bonus, employer taxes, and employee benefit plan expenses
(2)Represents cost of sales, excluding direct labor and all personnel cost and depreciation allocations
(3)Includes expenses for accounting, legal and other professional services, software licensing, insurance costs, public company costs and board fees.
For the three months ended September 30, 2026, the Company earned revenue of approximately 90% in the United States and 10% in all other countries combined. For the three months ended September 30, 2025, the Company earned revenue of approximately 60% in the United States, 20% in Belgium, 10% in the Netherlands and 10% in all other countries combined. For the nine months ended September 30, 2026, the Company earned revenue of approximately 80% in the United States, 10% in Belgium and 10% in all other countries combined. For the nine months ended September 30, 2025, the Company earned revenue of approximately 60% in the United States, 25% in Belgium and 15% in all other countries combined.
4.    Accounts and note receivable
Accounts receivable
One of the Company’s customers had accounts receivable concentrations of 10% or greater as of September 30, 2026, with that customer comprising 57% of accounts receivable. Two of the Company’s customers had accounts receivable concentrations of 10% or greater as of December 31, 2025, with those customers comprising 48% and 10% of accounts receivable.

Changes in the allowance for credit losses related to accounts receivable are as follows:

	Nine months ended September 30,
	2026	2025
Beginning balance	$1,044	$634
Provision (reversal of provision)	(499)	735
Charge-offs	(545)	(565)
Ending balance	$—	$804
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
5.    Inventory
The following table presents the components of inventory:

	September 30, 2026	December 31, 2025
Finished goods	$3,526	$11,845
Raw materials	10,142	10,092
Work in process	14,027	7,148
Inventory	$27,695	$29,085

6.    Property, plant and equipment, net
All property, plant and equipment is located in the United States. The following table presents the components of property, plant and equipment:

	September 30, 2026	December 31, 2025
Land and land improvements	$3,491	$3,491
Buildings and building improvements	86,147	82,021
Machinery and equipment	83,511	82,139
Computer equipment and software	9,641	7,852
Furniture and fixtures	1,422	1,422
Construction in process	3,373	9,539
Property, plant, and equipment, gross	187,585	186,464
Less: accumulated depreciation	(65,545)	(59,160)
Property, plant, and equipment, net	$122,040	$127,304
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
Depreciation expense for property, plant and equipment for the three months ended September 30, 2026 and September 30, 2025 was $2,410 and $1,981, respectively. Depreciation expense for property, plant and equipment for the nine months ended September 30, 2026 and September 30, 2025 was $7,235 and $5,968, respectively.
7.    Accrued expenses and other current liabilities
The following table presents the components of accrued expenses and other current liabilities:

	September 30, 2026	December 31, 2025
Accrued compensation	$4,473	$4,548
Contract liabilities	3,177	3,018
Contract liabilities, related party	1,482	5,642
Accrued customer passthrough expenditures	1,409	258
Accrued professional fees	1,063	1,444
Current portion of debt, related party	773	773
Current portion of debt	205	181
Other	871	1,498
Accrued expenses and other current liabilities	$13,453	$17,362

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
Investor dispute
On December 23, 2024, 22NW Fund, L.P. (“22NW”), a holder of shares of the Company’s Common Stock and Series A Preferred Stock (see note 10), filed a complaint against the Company, two former officers, and five former or current directors in the Commercial Division of the Supreme Court of the State of New York, New York County. The complaint seeks money damages (including compensatory damages, court costs, and attorneys’ fees) for (i) alleged material misrepresentations by the Company on which 22NW allegedly relied when purchasing shares of the Series A Preferred Stock and Common Stock, (ii) alleged breaches of certain express representations in the stock purchase agreement through which 22NW acquired its shares, and (iii) registration delay fees owed under a registration rights agreement entered into in connection with the issuance of the Series A Preferred Stock. The complaint also seeks the equitable remedy of specific performance under the aforementioned stock purchase agreement, requesting an order compelling the Company to file a proxy statement with the SEC and to hold a stockholder meeting to seek the approval of the removal of the current cap on the conversion of Series A Preferred Stock into Common Stock as set forth in the Certificate of Designations related to the Series A Preferred Stock, which the Company has since satisfied. On February 24, 2025, the Company filed a motion to dismiss all claims against it except for the claims relating to the registration delay fees, which the Company subsequently paid to 22NW in full in November 2025. On that same day, the individual defendants also filed a separate motion to dismiss the complaint against them in its entirety. On April 22, 2026, the Court granted the Company’s motion to dismiss in part and the individual defendants’ motion to dismiss in its entirety. With respect to the Company, all but two claims were dismissed: the claim for alleged breaches of certain express representations in the Series A stock purchase agreement and the claim for failure to pay registration delay fees. At the prior oral argument on the motions, 22NW’s counsel agreed on the record that the registration delay fees claim was mooted by the Company’s prior payments. The Company intends to vigorously defend itself against these remaining claims. Any potential remaining loss arising from these claims is not currently probable or estimable.

Class action complaint
On July 29, 2024, a putative class action complaint was filed on behalf of stockholders of the Company in the United States District Court of Minnesota against the Company and certain of its named executive officers. The complaint generally alleges that statements made to the Company’s stockholders between October 7, 2020, and March 19, 2024 regarding the Company’s financial results, internal controls, remediation efforts, periodic reporting, and financial prospects were false and misleading in violation of Section 10(b) of the Exchange Act, and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs, and attorneys’ fees. On November 15, 2024, the Court appointed co-lead plaintiffs and their respective counsel. The co-lead plaintiffs filed an amended complaint on January 24, 2025, which contained substantially similar allegations and claims as those set forth in the original complaint. The Company filed a motion to dismiss the complaint on March 25, 2025, and the plaintiffs filed their opposition to the motion to dismiss on May 23, 2025. In November 2025, the Company and individual defendants entered into an agreement in principle with the plaintiffs to settle this matter, without any admission of wrongdoing, which was subject to court approval. On March 13, 2026, the Court granted preliminary approval of the proposed settlement, and the Court granted final approval of the proposed settlement on August 6, 2026. This settlement was covered by the Company’s insurance policies with no material loss incurred by the Company.
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
The ultimate outcome of these matters or any other investigations, legal actions, or potential claims that may arise from these matters remains uncertain. The Company cannot reasonably predict the timing or outcomes, or estimate the amount of final judgments, or the effect, if any, they may have on its financial statements. Separately, future rulings from the Court will affect pending claims against the severed defendants for indemnification under provisions in the purchase agreement for the Yucatan Acquisition. Because recovery of amounts is still contingent upon the resolution of certain issues, no amounts have been recorded as recoverable costs through September 30, 2026.
9.    Debt
The following table presents the components of debt:

	September 30, 2026	December 31, 2025
Debt principal:
Term loan credit facility with related party	$196,125	$184,087
Leaseback liability with related party	5,218	5,798
Finance lease liability	5,740	5,875
Debt principal	207,083	195,760
Unamortized debt discount on term loan credit facility with related party	(46,118)	(53,524)
Total debt, net of discounts	$160,965	$142,236
Classification on consolidated balance sheet:
Accrued expenses and other current liabilities	$978	$954
Debt, net of current portion	5,535	5,694
Debt, net of current portion, related party	154,452	135,588
Total debt, net of discounts	$160,965	$142,236
The following table presents future minimum principal payments at September 30, 2026:

Remainder of 2026	$240
2027	987
2028	1,023
2029	197,174
2030	1,068
Thereafter	6,591
Debt principal	$207,083

The following table presents the classification of interest in the consolidated financial statements:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Expensed in statement of operations	8,100	6,384	23,199	17,752
Capitalized to property, plant and equipment	41	572	118	2,194
Total interest incurred	$8,141	$6,956	$23,317	$19,946
As of September 30, 2026, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility.
Under the Merger Agreement, the indebtedness outstanding under the Term Loan Credit Facility and Revolving Credit Facility at the effective time will be repaid and discharged and those facilities terminated.
Term Loan Credit Facility
On May 22, 2023, the Company entered into a Credit and Guaranty Agreement (the “Term Loan Credit Facility”) with Alcon Research, LLC (“Alcon”). The Term Loan Credit Facility refinanced in full all obligations of the Company and its subsidiaries under its prior term loan credit facility. This facility has been amended from time to time, including for the purpose of (i) enhancing and clarifying certain reporting requirements; (ii) providing limited waivers of potential events of default and permitting the Company to retain cash proceeds from the January 2025 sale of certain excess equipment (see note 6); and (iii) most recently, on November 6, 2025, making certain changes to reporting requirements to correspond to the Fiscal Year Change and providing the Company with flexibility regarding the investment of excess cash and alignment on making certain third party payments.
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
Term loan principal generally cannot be repaid prior to the maturity date except as follows: (i) the Company is permitted to make voluntary prepayments beginning May 22, 2028 at a rate of 110%; (ii) Alcon or the Company can require prepayment upon a change in control, including upon completion of the proposed Merger described in note 1, at a rate of 115%; (iii) Alcon can require prepayment upon uncured material default of its supply agreement with the Company at a rate of 120%; (iv) sales of certain collateral assets, with specific exception, require the Company to prepay the term loans in the amount of proceeds received.
The Term Loan Credit Facility contains customary affirmative covenants including, but not limited to, financial reporting requirements and maintenance of existence requirements, and negative covenants, including, but not limited to, limitations on the incurrence of debt, liens, investments, restricted payments, restricted debt payments, and affiliate transactions. The Term Loan Credit Facility contains one financial covenant, a minimum liquidity covenant, requiring $4,000 of Consolidated Liquidity (as defined in the Term Loan Credit Facility) as of the end of each quarter. See also note 10, “Series A Preferred Stock — Redemption” for more information.
As of September 30, 2026, the Company’s effective annual interest rate under the Term Loan Credit Facility was 20.9%.

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
The Company can borrow under the facility in an amount up to the lesser of (i) the maximum committed amount and (ii) a specified borrowing base calculated as of the end of each month. The monthly borrowing base is determined using specified percentages of qualifying accounts receivable and inventory that serve as collateral under the facility, net of reserves. As of September 30, 2026, the Company's borrowing base was $15,045, and the Company had no outstanding borrowings. These borrowings, when outstanding, bear interest based on an average daily SOFR rate plus a spread of 2.00% to 2.50% per annum based on average availability. The facility also bears a commitment fee on the unused portion of the maximum committed amount of 0.375% per annum.
The Revolving Credit Facility contains customary affirmative covenants including, but not limited to, financial reporting requirements and maintenance of existence requirements, and negative covenants, including, but not limited to, limitations on the incurrence of debt, liens, investments, restricted payments, restricted debt payments and affiliate transactions. The Revolving Credit Facility contains one financial covenant, a minimum Consolidated Fixed Charge Coverage Ratio of 1.00 to 1.00, which is generally tested only when an event of default has occurred and is continuing or when availability falls below $2,500. See also note 10, “Series A Preferred Stock — Redemption” for more information.
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
10.    Equity
Common stock
The Company is authorized to issue up to 75,000,000 shares of common stock, $0.001 par value (“Common Stock”). The Company is generally not permitted to pay cash dividends to common stockholders due to prohibitions and restrictions arising from the Term Loan Credit Facility, the Revolving Credit Facility and the Series A Preferred Stock, as defined below. Under the Merger Agreement, the Company also is prohibited from paying cash dividends without the consent of Parent.
Series A Preferred Stock
On January 9, 2023, the Company issued 38,750 shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), that is in certain cases redeemable for cash and/or convertible into shares of Common Stock at the election of the holders, each as discussed further below. The Series A Preferred Stock ranks senior to the Common Stock with respect to dividends, distributions and payments on liquidation, winding-up and dissolution. The Company received gross proceeds of $38,750 at issuance and incurred issuance costs of $668. The deduction for issuance costs was being amortized through June 29, 2026 as a charge to additional paid-in capital.
The Company is generally not permitted to pay cash to holders of the Series A Preferred Stock, including in connection with distributions or redemptions, pursuant to the prohibitions on restricted payments under the Term Loan Credit Facility and the Revolving Credit Facility, without the consent of the lenders. Under the Merger Agreement, the Company is prohibited from paying cash dividends on or redeeming the Series A Preferred Stock without the consent of Parent.
As of September 30, 2026 and December 31, 2025, the aggregate liquidation preference of the Series A Preferred Stock was equal to the aggregate Conversion Amount (defined below) of $51,128 and $48,356, respectively.
Under the Merger Agreement, each share of Series A Preferred Stock issued and outstanding immediately prior to the effective time will be canceled and cease to exist and be converted into the right to receive an amount in cash per share of Series A Preferred Stock equal to the Conversion Amount plus one (1) CVR per share of Common Stock into which Series A Preferred Stock is convertible as of immediately prior to the effective time. As of September 27, 2026, the Conversion Amount per share of Series A Preferred Stock represents an amount equal to $6.53 per share of Common Stock into which the Series A Preferred Stock would have been converted as of such date.
Dividends
The holders of Series A Preferred Stock are entitled to dividends at a rate of 7.5% per annum, or $75 per share, payable in-kind and compounding quarterly. The holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis. At September 30, 2026, there were $941 of dividends in arrears that had not yet been paid-in-kind in the form of additional shares of Series A Preferred Stock, representing $18.75 per preferred share.

Conversion
Each holder has the right, any time at its option, to convert its Series A Preferred Stock, in whole or in part, into an amount of fully paid and non-assessable shares of Common Stock equal to $1,000 per share of Series A Preferred Stock, plus accrued and unpaid dividends in arrears (the “Conversion Amount”), divided by the conversion price. The initial conversion price of $7.00 per share was subsequently reduced to approximately $6.53 per share following the issuance of Common Stock for less than its conversion price in 2024. The Series A Preferred Stock continues to be subject to customary anti-dilution adjustments, including in the event of any future stock split, stock dividend, recapitalization or similar events, and in the event of any subsequent offerings of Common Stock or convertible securities by the Company for less than the conversion price. As of September 30, 2026, the Series A Preferred Stock was convertible into 7,825,882 shares of Common Stock.
The Company may also elect to convert the Series A Preferred Stock if, for at least 20 consecutive trading days during the respective measuring period, the Company's closing stock price equals or exceeds $10.50 per share and certain other conditions are satisfied.
Redemption
Holders had the right to request that the Company redeem all or part of their Series A Preferred Stock beginning on June 29, 2026. As of September 30, 2026, the Company had received notices of redemption for all 50,187 shares of Series A Preferred Stock. Pursuant to the terms of the Series A Preferred Stock, the redemption date and payment of the redemption price for all shares of the Series A Preferred Stock would occur on December 28, 2026. To make such cash redemption payments the Company would be required to obtain a consent to such cash redemption payments or waiver of the restriction on cash dividends and/or redemptions set forth in each of the Company’s credit agreements and it would be a breach of those credit agreements if the payment in cash were made without such consent. Additionally, under the Merger Agreement, the Company is prohibited from redeeming the Series A Preferred Stock without the consent of the Parent. On the redemption date, the Company would be required to pay in cash an amount equal to $1,000 per share of Series A Preferred Stock to be redeemed plus accrued and unpaid dividends on such shares through the date of redemption. To the extent that the Company does not or cannot redeem all of the Series A Preferred Shares submitted for redemption (whether because of the terms of the credit agreements, the Merger Agreement or otherwise), the Company would be subject to interest on the unpaid balance at a rate of 1% per month from the redemption date until paid in full, in addition to its continuing obligation to accrue dividends paid in kind at 7.5% per annum.
At the effective time of the Merger and by virtue of the Merger, each Series A Preferred Stock holder will receive in cash the Conversion Amount per share of Series A Preferred Stock (which is the same amount such holder would receive if the Company paid the redemption price) plus 1 CVR per share of Common Stock into which such Series A Preferred Stock would have been converted as of such date.
The Merger Agreement does not affect the rights of the holders of Series A Preferred Stock to convert those shares into Common Stock. Holders retain their right to convert the Series A Preferred Stock even while the Company is under notice of redemption and is subject to the Merger Agreement, so the instrument does not meet the definition of mandatorily redeemable under GAAP. As a result, the Company continues to present the Series A Preferred Stock as temporary equity on the consolidated balance sheets.
Voting
Each holder is entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote of holders of shares of Common Stock, with certain limited exceptions. Each holder is entitled to the whole number of votes equal to the number of shares of Common Stock into which such holder’s shares of Series A Preferred Stock would be convertible on the record date for the vote. The holders of the Series A Preferred Stock are also entitled to elect two directors to serve on the Company's board of directors so long as at least 30% of the initial shares of Series A Preferred Stock remain outstanding.

Registration rights
The holders of the Series A Preferred Stock also entered into a registration rights agreement with the Company. This agreement required the Company to file an initial registration statement covering sufficient shares of Common Stock into which the Series A Preferred Stock may be converted, which the Company filed in 2023. The agreement contains monetary penalties if the Company fails to maintain the effectiveness of that registration statement. The agreement has no specified termination date and no specified maximum amount of penalties. The Company has paid a total of $5,238 pursuant to the registration rights agreement, including $4,703 in November 2025 due to a lapse in the effectiveness of the initial registration statement following the Company’s failure to timely file periodic reports with the SEC in 2023 and 2024.
11.    Revenue recognition
The following tables present disaggregated revenues:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
CDMO	$17,777	$21,749	$49,104	$69,382
HA manufacturing	7,545	9,360	33,578	36,304
Total	$25,322	$31,109	$82,682	$105,686

Revenues recognized over time	$6,209	$4,533	$14,894	$15,705
Revenues recognized at a point in time	19,113	26,576	67,788	89,981
Total	$25,322	$31,109	$82,682	$105,686
During the three months ended September 30, 2026, the Company had revenue concentrations of 10% or greater from two customers, with those customers comprising 46% and 10% of revenue. During the three months ended September 30, 2025, the Company had revenue concentrations of 10% or greater from two customers, with those customers comprising 38% and 20% of revenue.
During the nine months ended September 30, 2026, the Company had revenue concentrations of 10% or greater from two customers, accounting for 52% and 13%. During the nine months ended September 30, 2025, the Company had revenue concentrations of 10% or greater from two customers, accounting for 46% and 18%.
The following table presents changes in contract assets and liabilities:

	Contract assets	Contract liabilities, current	Contract liabilities, noncurrent
Balance at December 31, 2025	$7,655	$(8,660)	$—
Changes to the beginning balance arising from:
Amounts billed as accounts receivable as the result of rights to consideration becoming unconditional	(6,711)	—	—
Recognition of revenue as the result of performance obligations satisfied	—	7,309	—
Estimated credit loss	(213)	—	—
Net change to contract balances recognized after the comparative balance sheet date due to amounts billed, recognition of revenue, changes in estimate, and interest from significant financing component	9,544	(3,308)	(1,811)
Balance at September 30, 2026	$10,275	$(4,659)	$(1,811)

12.    Stock-based compensation
The Company provides stock-based compensation to its employees under two plans:
•The 2019 Stock Incentive Plan is a seven-year plan that became effective upon stockholder approval at the Company’s 2019 annual meeting held on October 16, 2019 and has been subsequently amended with stockholder approval, most recently at the Annual Meeting held on August 15, 2024. This plan provides for the grant of stock options, stock grants, stock units and stock appreciation rights to employees, consultants and directors. Under the plan, no recipient may receive awards during any fiscal year that exceed 500,000 stock options, 250,000 stock grants or stock units, or 500,000 stock appreciation rights, nor may any non-employee director be granted awards in excess of $350. As of September 30, 2026, the Company had 1,501,145 common shares reserved for new awards under the 2019 Stock Incentive Plan. The plan expired on October 16, 2026 and was replaced by the 2026 Stock Incentive Plan, which was approved by stockholders at the 2026 annual meeting. The 2026 Stock Incentive Plan became effective by its terms on October 16, 2026. Under the Merger Agreement, the Company is generally prohibited from granting equity awards under the 2026 Stock Incentive Plan without the consent of Parent.
•The Equity Inducement Plan became effective on March 20, 2024. This plan provides for the grant of equity awards to individuals that were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company. As of September 30, 2026, the Company had 136,974 common shares reserved for new awards under the Equity Inducement Plan. Under the Merger Agreement, the Company is generally prohibited from granting equity awards under the Equity Inducement Plan without the consent of Parent.
Disclosures about stock-based awards
The following table presents information about stock options:

	Nine months ended September 30,
	2026	2025
Information about stock options granted:
Weighted-average grant date fair value per share	$5.28	$4.39
Weighted-average assumptions used to determine grant-date fair value:
Expected life	4.4 years	4.4 years
Risk-free interest rate	3.6%	3.9%
Volatility	88%	86%
Dividend yield	—%	—%
There were no stock option exercises during either of the periods presented.

The following table presents information about other stock-based awards:

	Nine months ended September 30,
	2026	2025
Information about awards granted:
Weighted-average fair value per share as of transaction date:
RSUs granted	$6.64	$6.88
PSUs granted	—	5.06
Weighted-average assumptions used to determine grant-date fair value of PSUs:
Expected life	—	5.0 years
Risk-free interest rate	—	4.0%
Volatility	—	84%
Dividend yield	—	—%
Fair value per share of RSUs vested	$7.10	$5.98
The following table presents information about stock option balances and activity:

	Shares	Weighted-average exercise price per share	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2025	1,377,054	$7.83
Granted	8,775	7.88
Forfeited	(103,486)	6.79
Expired	(152,612)	9.39
Outstanding at September 30, 2026	1,129,731	7.72	4.7 years	$160
Exercisable at September 30, 2026	594,693	8.64	3.8 years	$76
The following table presents information about recent RSU and PSU activity:

	RSUs		PSUs
	Shares	Weighted-average grant date fair value per share	Shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2025	1,440,419	$6.46	2,283,000	$4.25
Granted	680,411	6.64	—	—
Vested	(555,914)	7.10	—	—
Forfeited	(104,838)	7.59	—	—
Outstanding at September 30, 2026	1,460,078	6.22	2,283,000	4.25

Stock-based compensation expense
The following table summarizes stock-based compensation by income statement line item:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of sales	$222	$238	$678	$718
Research and development expense	132	—	34	123
Selling, general and administrative expense	1,361	2,154	4,786	5,563
Stock-based compensation expense	$1,715	$2,392	$5,498	$6,404
The largest component of the stock-based compensation expense for the current period and going forward arises from RSU awards to the Company’s named executive officers under the Equity Inducement Plan and the Company’s directors. The RSU awards to named executive officers vest annually and are expensed ratably over their five-year lives (three-year in one case) since date of hire. The annual RSU awards granted to directors vest in full one year from the grant date and are expensed ratably over the same one-year vesting period.
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
As of September 30, 2026, there was $9,380 of total unrecognized compensation expense related to unvested equity compensation awards granted under the Lifecore incentive stock plans. This total expense is expected to be recognized over a weighted-average period of 1.9 years.
13.    Income taxes
The Company recorded income tax expense on pre-tax losses in all periods presented, resulting in negative effective tax rates. The effective tax rates were negative rates of less than 1% and approximately 3% for the three months ended September 30, 2026 and 2025, respectively, and negative rates of less than 1% and approximately 2% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rates were lower than the U.S. federal statutory tax rate in all periods primarily due to the Company’s valuation allowance on its deferred tax assets.
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

The disclosed fair value of the term loan and the recorded fair value of the debt derivative liability are estimated using a discounted cash flow method (a level 3 measurement) that includes annually weighted probabilities that the lender exercises its option to require payment of the term loans upon a qualifying change in control, such as the proposed merger described in note 1, or that the debt is held to maturity and refinanced. As a result of the signing of the Merger Agreement, management made changes to certain key assumptions used in the fair valuation, as described below, that resulted in a loss of $31,270 for the three months ended September 30, 2026 to increase the carrying value of the debt derivative liability to its new fair value.
As of September 30, 2026, the fair value of the term loan, excluding the value of the embedded debt derivative liability, was $154,000 with a carrying value of $150,007; the fair value of the debt derivative liability was $62,192, which was the same as its carrying value. As of December 31, 2025, the fair value of the term loan, excluding the value of the embedded debt derivative liability, was $149,400 with a carrying value of $130,563; the fair value of the debt derivative liability was $26,564, which was the same as its carrying value.
The debt derivative liability is currently the only financial instrument recorded at fair value on a recurring basis in the accompanying balance sheets. The following table presents information about those measurements:

	Type of measurement	Measurement date
			Level 1	Level 2	Level 3
Liabilities
Debt derivative liability	Recurring	September 30, 2026	—	—	62,192
Debt derivative liability	Recurring	December 31, 2025	—	—	26,564
The following table presents the rollforward reconciliation of this level 3 recurring fair value measurement:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$30,922	$25,116	$26,564	$23,500
Change in fair value recorded in earnings	31,270	375	35,628	1,991
Balance at end of period	$62,192	$25,491	$62,192	$25,491
The key inputs to the valuation model are (i) the probability and timing of a change in control event occurring over the remaining term of the debt; and (ii) the discount rate, which can be influenced by changes in the risk-free rate, the Company's credit rating and/or changes in the overall credit market. Factors that can affect the estimate of fair value at each reporting date, and therefore the amount of gain or loss recorded for a particular period, include imprecision in estimating unobservable market inputs and the selection of particular methodologies and assumptions used to determine the fair value. As a result of the signing of the Merger Agreement, management increased the probability of a change in control event occurring during the remaining term of the debt from 80% to 95%, and accelerated the assumed timing of a change in control event from a set of scenarios weighted throughout the remaining duration of the term loan to a heavily-weighted single scenario occurring at the end of 2026. These factors resulted in a debt derivative liability valuation of $62,192 at September 30, 2026, comprising (i) a change in control payment of approximately $30,000 that would become due at the closing of the Merger, expected to occur at the end of 2026 and (ii) a remainder representing the accounting cost of the early payment, caused by the difference between the 20.7% discount rate and the 10% stated rate of the term loan taken over the remaining term to maturity on May 22, 2029.

Key inputs used to develop the fair value measurement were as follows:

	September 30, 2026	December 31, 2025
Probability of change in control event	95.0%	80.0%
Weighted average discount rate	20.7%	17.6%
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
In accordance with U.S. GAAP, the Company presents supplemental fair value information based on market conditions of the underlying financial instrument. The fair value information does not change the stated rate or carrying value of the instrument. The fair value of the leaseback liability was estimated using a discounted cash flow method (a level 3 measurement) that assumes a weighted-average discount rate of 6.3% and 5.1% as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, the fair value of the leaseback liability approximated its carrying value of $5,218 and $5,798, respectively.
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
In accordance with U.S. GAAP, the Company presents supplemental fair value information based on market conditions of the underlying financial instrument. The fair value information does not change the stated rate or carrying value of the instrument. The fair value of the deposit is estimated using a discounted cash flow method (a level 3 measurement) that includes assumed discount rates of 14.3% and 6.0% as of September 30, 2026 and December 31, 2025, respectively, which increased based on the required reassessment of this instrument’s unsecured credit risk as of the date of the aforementioned amendment. The fair value assumed repayment in 4.8 years and 2.0 years as of September 30, 2026 and December 31, 2025, respectively, which was the expected contractual repayment date per the agreement as of each measurement date. As of September 30, 2026 and December 31, 2025, the fair value of the deposit approximated its carrying value of $2,644 and $4,515, respectively.
15.    Leases
Substantially all current lease activity comes from two active facilities near the Company’s owned headquarters facility in Chaska, Minnesota.

In January 2016, a lease commenced for the Company’s warehouse and final packaging building in Chaska, Minnesota. The lease has since been amended twice to accomplish the following: (i) to extend the term of the lease to September 2034, (ii) to add a purchase option equal to the balance of the lessor’s mortgage loan, valued at $3,100 as of September 30, 2026; and (iii) to provide a $2,400 cash payment to the Company in October 2024 in exchange for an increased rent payment schedule and the updated purchase option. The lease is classified as a finance lease and has a discount rate of 9%, which was the Company’s incremental borrowing rate at the time of the most recent amendment to the lease in August 2024.
In January 2021, a lease commenced for the Company’s warehouse and office space in Chanhassen, Minnesota. The lease expires in March 2028 with an option to extend through March 2033 that the Company is reasonably certain to exercise. The lease is classified as an operating lease and has a discount rate of 3%, which was the Company’s incremental borrowing rate at lease inception.
The components of lease cost were as follows:

	Nine months ended September 30,
	2026	2025
Finance lease cost:
Amortization of leased assets	$119	$119
Interest on lease liabilities	384	394
Operating lease cost	221	221
Total lease cost	$724	$734
The Company’s maturity analysis of operating and finance lease liabilities as of September 30, 2026 is as follows:

	Operating leases	Finance leases
Remainder of 2026	$103	$173
2027	414	708
2028	144	725
2029	148	729
2030	153	724
Thereafter	346	5,973
Total lease payments	1,308	9,032
Less: interest	(94)	(3,292)
Present value of lease liabilities	$1,214	$5,740
Classification on consolidated balance sheet:
Accounts payable	$383	$—
Accrued expenses and other current liabilities (see note 7)	—	205
Debt, net of current portion	—	5,535
Other liabilities	831	—
Present value of lease liabilities	$1,214	$5,740

Supplemental cash flow information related to leases is as follows:

	Nine months ended September 30,
	2026	2025
Operating cash flows from operating leases	$308	$305
Operating cash flows from finance leases	384	394
Financing cash flows from finance leases	135	113
16.    Related party transactions
Alcon has been and continues to be the Company's largest customer, comprising 52% and 46% of its revenues for the nine months ended September 30, 2026 and September 30, 2025, respectively. On May 22, 2023, Alcon entered into the Term Loan Credit Facility with the Company as described in note 9. This relationship as the Company's largest creditor, combined with its position as the Company's largest customer, caused management to conclude that Alcon has the ability to exert significant influence over the Company and therefore meets the definition of a related party beginning in May 2023 through the present.
Alcon’s transactions with the Company are as follows:
•Customary current financial positions for a customer of Alcon's size, including accounts receivable, contract assets and liabilities, and revenue, each as presented in the consolidated balance sheets and statements of operations and the notes thereto. As updated by an amendment effective November 1, 2026, Alcon has provided the Company guaranteed contractual minimum purchasing commitments through 2034, and the Company has agreed not to enter into new agreements to develop, supply or manufacture certain types of product that directly compete with certain Alcon products. The Company is also required to maintain certain manufacturing capacity levels through 2034;
•A significant individual prepayment that Alcon made to the Company in May 2024 of $5,500. The prepayment was accounted for as a contract liability and initially discounted to present value due to the existence of a significant financing component. The discount is being amortized over the life of the contract liability via charges to interest expense, related party. This contract liability is being derecognized over the course of 2026 by delivering goods to Alcon at a discount equal to twelve monthly credit memos totaling $5,500. As of September 30, 2026, the remaining contract liability balance of $1,352, which is net of the unamortized discount, is included in accrued expenses and other current liabilities on the consolidated balance sheet;
•Proceeds of $142,270 from term loans issued in May 2023 that were used to repay prior borrowings. The term loan principal plus accrued interest has grown to $196,125 through September 30, 2026 as a result of interest paid-in-kind, which decreased from 10% to 7% beginning May 2026. Cash interest paid to Alcon for the three and nine months ended September 30, 2026 was $1,457 and $2,062, respectively. See notes 1 and 9 for additional information;
•Alcon purchased equipment in May 2023 for $7,730 that it is leasing back to the Company in exchange for quarterly payments over a ten-year period. Payments to Alcon under the lease were $274 and $286 for the three months ended September 30, 2026 and September 30, 2025, respectively, and $832 and $867 for the nine months ended September 30, 2026 and September 30, 2025, respectively. See note 9 for additional information;
•Interest expense incurred from the Alcon instruments noted above, net of capitalized interest, was $21,840 and $16,031 for the nine months ended September 30, 2026 and September 30, 2025, respectively. Included in those amounts was non-cash interest expense of $19,523 and $15,733 for the nine months ended September 30, 2026 and September 30, 2025, respectively; and

•Contract assets, net of contract liabilities, from CDMO operations of $3,787 and $728 as of September 30, 2026 and December 31, 2025, respectively, for the recognition of revenue as the result of performance obligations satisfied in advance of billing the customer.
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
•our ability to fund redemptions of shares of the outstanding Series A Preferred Stock in accordance with their terms;
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
•the outcome and cost of existing and any new litigation or regulatory proceedings; and

•the risk factors relating to the Merger Agreement and the Merger set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, our actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors referenced in Item 1A. “Risk Factors” of the 2025 Transition Report and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
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

•We have strengthened our financial position through, among other actions, (i) raising $24.3 million in a private placement of Lifecore common stock in October 2024, (ii) a three-year term extension of our existing asset-based lending revolving credit facility with BMO in November 2024, (iii) the sale of certain excess capital equipment for $17 million in January 2025, (iv) the repayment of $19.7 million of borrowings on our outstanding revolving credit facility, (v) reduced obligations with the payment of an aggregate amount of $4.7 million to the holders of the Series A Preferred Stock in full satisfaction of outstanding registration delay fees in November 2025, (vi) the implementation of operational cost reductions, including overhead costs and professional fees associated with legal, accounting and consulting spend; and (vii) in October 2024 we regained compliance with SEC reporting requirements and have been maintaining those requirements.
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
On August 1, 2025, our Board of Directors approved changing our fiscal year from a fiscal year ending on the last Sunday of May to a calendar year ending on December 31, and the Company has reported on a calendar-year basis since September 30, 2025. The accompanying consolidated financial statements are the first to present comparative results on a consistent calendar-year reporting basis following the Fiscal Year Change. The results for the three months ended September 30, 2025 were previously reported. The results for the nine months ended September 30, 2025 have not previously been reported on a standalone basis.
On September 27, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with affiliates of Webster Equity Partners. See “Part I, Item 1. Note 1 – Organization, basis of presentation and summary of significant accounting policies” in this Quarterly Report on Form 10-Q for more information about the Merger Agreement and the proposed Merger.
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
Results of operations – three months ended September 30, 2026
Revenues and gross profit

	Three months ended September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Revenues:
CDMO	$17,777	$21,749	$(3,972)	(18)%
HA manufacturing	7,545	9,360	(1,815)	(19)%
Total revenues	25,322	31,109	(5,787)	(19)%
Cost of sales	18,496	23,318	(4,822)	(21)%
Gross profit	6,826	7,791	(965)	(12)%
Gross profit percentage	27.0%	25.0%	2.0%
The decrease in revenues of $5.8 million was primarily due to a $4.0 million decrease in CDMO revenue, which was primarily from $3.7 million of lower sales volume and $2.3 million of lower pricing primarily due to a price concession to a customer in exchange for a multi-year extension of its commercial agreement, partially offset by $1.7 million of higher development revenue primarily due to new programs. In addition, HA manufacturing revenue decreased $1.8 million primarily due to timing of revenues from Lifecore’s largest customer’s supply chain initiatives.
The decrease of $1.0 million in gross profit is primarily due to the decrease in sales, partially offset by a mix improvement due to the growth in development revenues.
Operating expenses

	Three months ended September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Research and development	$1,421	$1,963	$(542)	(28)%
Selling, general and administrative	6,299	8,895	(2,596)	(29)%
Total operating expenses	$7,720	$10,858	$(3,138)	(29)%
Research and development (“R&D”)
R&D expenses declined primarily due to increased utilization of R&D personnel on revenue-generating development projects.

Selling, general, and administrative (“SG&A”)
The $2.6 million decrease in SG&A expenses includes $0.8 million reduction of stock-based compensation and $1.0 million of lower recurring expense primarily related to reduced accounting fees and employee compensation. Additionally, there was a $0.8 million net reduction in non-recurring expenses, driven by the absence of prior period spending for legacy legal matters and reorganization, which was partially offset by current period spending relating to the proposed Merger.
Non-operating income or expense

	Three months ended September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Interest expense, net	$(7,868)	$(6,326)	$(1,542)	24%
Change in fair value of debt derivative liability, related party	(31,270)	(375)	(30,895)	n/m
Other (expense) income, net	(1)	110	(111)	n/m
Income tax expense	(51)	(333)	282	n/m
Interest expense, net
The increase in interest expense, net of interest income, included an increase of $1.4 million related to the Alcon term loans, which will continue to grow due to accumulating interest paid-in-kind and amortization of the debt discount.
Change in fair value of debt derivative liability, related party
The $30.9 million increase in expense was primarily attributable to the signing of the Merger Agreement, which supported management’s decision to increase the probability and accelerate the assumed timing of a change in control event. These factors resulted in a debt derivative liability valuation of $62.2 million at September 30, 2026, comprising (i) a change in control payment of approximately $30.0 million assumed to occur at the end of 2026 given that the Merger is expected to close at the end of 2026 and (ii) a remainder representing the accounting cost of the early payment, caused by the difference between the 20.7% discount rate and the 10% stated rate of the term loan taken over the remaining term to maturity on May 22, 2029.
Other non-operating income or expense
None of the other income or expense categories changed materially period over period.

Results of operations – nine months ended September 30, 2026
Revenues and gross profit

	Nine months ended September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Revenues:
CDMO	$49,104	$69,382	$(20,278)	(29)%
HA manufacturing	33,578	36,304	(2,726)	(8)%
Total revenues	82,682	105,686	(23,004)	(22)%
Cost of sales	59,319	70,981	(11,662)	(16)%
Gross profit	23,363	34,705	(11,342)	(33)%
Gross profit percentage	28.3%	32.8%	(4.5)%
The decrease of $23.0 million in revenues was primarily due to a $20.3 million decrease in CDMO revenue, which was primarily from $15.6 million of overall lower sales volumes, $2.3 million of lower pricing primarily due to a price concession to a customer in exchange for a multi-year extension of its commercial agreement, a $1.7 million take-or-pay arrangement in the prior period, and $0.8 million of lower development revenue. In addition, HA manufacturing revenues decreased $2.7 million, $4.5 million of which was primarily due to timing of revenues from Lifecore’s largest customer’s supply chain initiatives, partially offset by $1.7 million of pricing and increased demand from other customers.
The decrease of $11.3 million in gross profit is primarily due to the decrease in sales, in addition to an incremental $2.9 million acceleration of inventory costs caused by the lower pricing discussed above and the mix effect from the absence of $1.7 million of 2025 take-or-pay revenue, which had no associated cost.
Operating expenses

	Nine months ended September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Research and development	$4,175	$6,014	$(1,839)	(31)%
Selling, general and administrative	22,187	26,349	(4,162)	(16)%
Restructuring recovery	—	(2,937)	2,937	n/m
Loss on sale or disposal of assets, net of portion classified as cost of sales	—	6,942	(6,942)	n/m
Total operating expenses	$26,362	$36,368	$(10,006)	(28)%
Research and development
R&D expenses declined primarily due to increased utilization of R&D personnel on revenue-generating development projects.
Selling, general, and administrative
The $4.2 million decrease in SG&A expenses includes a reduction of $1.9 million in recurring expenses primarily from reduced accounting and legal fees and lower compensation costs and a $0.8 million reduction in stock-based compensation. Additionally, there was a $1.5 million net reduction in non-recurring expenses, driven by the absence of prior period spending for legacy matters and reorganization, which was partially offset by current period spending relating to the proposed Merger.

Restructuring recovery
The nine months ended September 30, 2025 included a credit of $2.6 million for the favorable reversal of a historical lease obligation of the divested Curation Foods business.
Loss on sale or disposal of assets
The $6.9 million loss on sale or disposal of assets in the prior period was primarily due to the write-off of interest capitalized into the historical cost of certain excess equipment, as we recovered substantially all of the cash originally paid to purchase the equipment from the sale proceeds.
Non-operating income or expense

	Nine months ended September 30,		Change
(dollars in thousands)	2026	2025	Amount	%
Interest expense, net	$(22,695)	$(17,280)	$(5,415)	31%
Change in fair value of debt derivative liability, related party	(35,628)	(1,991)	(33,637)	n/m
Other (expense) income, net	219	359	(140)	n/m
Income tax expense	(117)	(359)	242	n/m
Interest expense, net
The increase in interest expense, net of interest income, of $5.4 million was primarily from $3.9 million more interest related to the Alcon term loans, which will continue to grow due to accumulating interest paid-in-kind and amortization of the debt discount and $2.1 million more interest expense caused by the completion of certain capital expenditure projects where interest was previously capitalized to property, plant and equipment. These increases were partially offset by the absence of interest on prior year registration delay fees to its Series A Preferred Stock holders.
Change in fair value of debt derivative liability, related party
The $33.6 million increase in expense was primarily attributable to the signing of the Merger Agreement, which supported management’s decision to increase the probability and accelerate the assumed timing of a change in control event. These factors resulted in a debt derivative liability valuation of $62.2 million at September 30, 2026, comprising (i) a change in control payment of approximately $30.0 million assumed to occur at the end of 2026 given that the Merger is expected to close at the end of 2026 and (ii) a remainder representing the accounting cost of the early payment, caused by the difference between the 20.7% discount rate and the 10% stated rate of the term loan taken over the remaining term to maturity on May 22, 2029.
Other non-operating income or expense
None of the other income or expense categories changed materially period over period.

Liquidity and capital resources
As of September 30, 2026, the Company had cash of $23.0 million and $15.0 million available for borrowing (together, “consolidated liquidity”) under its $40.0 million Revolving Credit Facility, with no amounts outstanding as of September 30, 2026. As of September 30, 2026, the Company had approximately $201.3 million in total indebtedness with Alcon, with $196.1 million outstanding under the Term Loan Credit Facility. The Term Loan Credit Facility requires the Company to maintain at least $4.0 million of consolidated liquidity, as adjusted for any excess payables, at the end of each fiscal quarter. As of September 30, 2026, the Company was in compliance with all financial covenants under the Term Loan Credit Facility and Revolving Credit Facility. See “Part I, Item 1. Note 9 – Debt” in this Quarterly Report on Form 10-Q for a summary of the Term Loan Credit Facility and Revolving Credit Facility.
The following table presents comparative summary cash flows for the nine months ended September 30, 2026 and September 30, 2025:

	Nine months ended September 30,		Change
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$9,457	$12,506	$(3,049)
Investing activities	(2,543)	7,208	(9,751)
Financing activities	(1,348)	(4,775)	3,427
Total	$5,566	$14,939	$(9,373)
Cash flow decreased by $9.4 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 for the following reasons:
•Operating cash flows decreased $3.0 million primarily due to the decline in profits period over period, partially offset by working capital recoveries. In the 2026 period, the combined effect of net loss and the non-working capital adjustments to reconcile net loss to operating cash flows generated $7.0 million of cash, as compared to $15.6 million in the 2025 period, an $8.6 million decline. This was partially offset by a $5.6 million working capital effect, driven by a $2.5 million improvement in the 2026 period and a $3.1 million decline in the 2025 period;
•Investing cash flows decreased by $9.8 million due to the absence of $17.0 million in cash proceeds from the sale of certain excess equipment in the 2025 period, partially offset by lower capital spending in the 2026 period compared to the 2025 period; and
•Financing cash outflows decreased $3.4 million primarily from the absence of $2.5 million of net repayments under the revolving credit facility in the 2025 period.

The Company’s future capital requirements will depend on numerous factors, including our future capital expenditure requirements; development, production and manufacturing activities; administrative requirements (including salaries, insurance expenses and legal compliance costs); ability to establish and maintain new and existing customer arrangements; the costs associated with any legal proceedings and claims; any decision to pursue acquisition opportunities; the timing and amount of amounts payable or payments owed under customer agreements; the ability to comply with regulatory requirements; the emergence of competitive technology and market forces; the effectiveness of customers’ activities and arrangements; the redemptions of the Series A Preferred Stock and any payment of the accrued and unpaid liquidation preference on shares of the Series A Preferred Stock, if required; payments required under the Term Loan Credit Facility and Revolving Credit Facility; expenses relating to the Merger; and other factors. If the Company’s currently available funds, together with the internally generated cash flow from operations are not sufficient to satisfy its capital needs, the Company would be required to seek additional funding through various financing transactions or arrangements, including equity financing, debt financing, collaborations, strategic alliances or licensing arrangements, or other means. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms, if at all. The Merger Agreement prohibits the Company from undertaking any equity or debt financing.
The Company’s principal sources of liquidity consist of its existing cash, any additional cash generated by operations, and availability under its Revolving Credit Facility. The Company expects these sources will be sufficient to finance its current operational and capital requirements for at least the next twelve months.
Cash obligations relating to Series A Preferred Stock
On January 9, 2023, the Company issued 38,750 shares of Series A Preferred Stock for a purchase price of $1,000 per share (the stated value) and gross proceeds of $38.8 million. The Series A Preferred Stock accrues dividends and is redeemable at the option of the holder as discussed further below.
The holders of Series A Preferred Stock are entitled to dividends at a rate of 7.5% per annum, or $75 per share, payable in-kind and compounding quarterly. The holders are also entitled to participate in dividends declared or paid on the Common Stock on an as-converted basis. At September 30, 2026, there were $0.9 million of dividends in arrears that had not yet been paid-in-kind in the form of additional shares of Series A Preferred Stock, representing $18.75 per preferred share.
Each holder of outstanding shares of Series A Preferred Stock had the right to request that the Company redeem all or part of such holder’s outstanding Series A Preferred Stock beginning on June 29, 2026. To make such cash redemption payments the Company would be required to obtain a consent to such cash redemption payments or waiver of the restriction on cash dividends and/or redemptions set forth in each of the Company’s credit agreements. To the extent consents or waivers are not obtained under each of the Company’s credit agreements, the Company would be in breach thereof if such payments in cash were made. The redemption price for each share of Series A Preferred Stock is an amount equal to its liquidation preference of $1,000 per share of Series A Preferred Stock to be redeemed plus accrued and unpaid dividends on such shares through the date of redemption. As of September 30, 2026 and December 31, 2025, the aggregate liquidation preference of the Series A Preferred Stock was $51.1 million and $48.4 million, respectively. As of September 30, 2026, the Company had received notices of redemption for all 50,187 shares of Series A Preferred Stock. Pursuant to the terms of the Series A Preferred Stock, the redemption date and payment of the redemption price for all shares of the Series A Preferred Stock would occur on December 28, 2026. To the extent that the Company does not or cannot redeem all shares of Series A Preferred Stock that are submitted for redemption, we would be subject to interest on the unpaid balance at a rate of 1% per month in respect of that holder’s unredeemed shares of Series A Preferred Stock from the redemption date until paid in full in addition to our continuing obligation to accrue dividends paid in kind at 7.5% per annum.

Lifecore’s internally generated cash is not expected to be sufficient to fund all or any significant redemptions of the Series A Preferred Stock by December 28, 2026. The Merger, if closed, will satisfy the Company’s obligation to the holders of Series A Preferred Stock. The Merger Agreement prohibits the Company from redeeming or paying any dividends in cash on the Series A Preferred Stock.
In November 2025, the Company paid an aggregate amount of $4.7 million to the holders of the Series A Preferred Stock in full satisfaction of the outstanding registration delay fees.
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
As of September 30, 2026, the Company had $196.1 million in borrowings outstanding under the Term Loan Credit Facility at an effective annual interest rate of 20.9%, which includes the amortization of the debt discount. The stated annual interest rate is 10%, which was payable-in-kind until May 2026, following which interest is payable at a fixed rate of 3% per annum in cash with the remainder payable-in-kind. The obligations under the Term Loan Credit Facility mature on May 22, 2029. Interest paid-in-kind under the Term Loan Credit Facility for the nine months ended September 30, 2026 was $12.0 million. Beginning in June 2026, the Company was required to make quarterly cash interest payments at a rate of 3.0% following the third anniversary of entering into the Term Loan Credit Facility. The Company paid $2.1 million of cash interest during the nine months ended September 30, 2026.
As of September 30, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility. The obligations under the Revolving Credit Facility mature on November 26, 2027. Interest paid under the Revolving Credit Facility for the nine months ended September 30, 2026 was negligible.
Critical accounting policies and estimates
There have been no material changes to the disclosures about critical accounting policies and estimates provided in the Company’s 2025 Transition Report. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s 2025 Transition Report.
Item 3. Quantitative and qualitative disclosures about market risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer concluded that, because the material weakness in our internal control over financial reporting described in our Transition Report on Form 10-KT for the transition period ended December 31, 2025 had not been fully remediated as of September 30, 2026, our disclosure controls and procedures were not effective as of September 30, 2026.
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
Progress during the nine months ended September 30, 2026 includes the following:
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
•We completed the design and implementation of the redesigned IT general controls and related process-level controls in the new ERP environment.
Planned remediation activities include testing the operating effectiveness of the redesigned controls over a sufficient period to conclude on their effectiveness.
The material weakness will not be considered remediated until management has designed and implemented effective controls that have operated for a sufficient period of time, and has concluded, through testing, that these controls are effective.

Changes in internal control over financial reporting
Other than the changes associated with the ERP implementation and remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following risk factors represent new risk factors or those containing changes, including material changes, to the risk factors set forth in Part I, Item 1A, “Risk Factors” of the 2025 Transition Report. If any of the previously identified or following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our Common Stock could decline, and stockholders may lose all or part of their investment.
Risks related to the Merger and the Merger Agreement
We may not complete the Merger within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial condition, results of operations and the market price of our Common Stock.
As previously announced, the Merger is expected to close at the end of the fourth quarter of 2026, subject to the approval of our stockholders, the receipt of required regulatory approvals and the satisfaction of certain other closing conditions. If the Merger is completed, we will become a privately held company, and our Common Stock will be delisted from the Nasdaq Stock Market and deregistered under the Exchange Act.
Either we or Parent may, subject to certain exceptions, terminate the Merger Agreement if the Merger has not been completed by June 27, 2027, which date will be automatically extended to September 27, 2027, if all closing conditions other than the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), have been satisfied or waived. There is no assurance that all of the closing conditions will be satisfied (or waived, to the extent permitted by applicable law), or that the Merger will be completed on the terms reflected in the Merger Agreement, within the expected timeframe, or at all.
If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks in addition to the risks of continuing to operate our business. The market price of our Common Stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed on a timely basis, and investor confidence in us could decline. We may also experience negative publicity and negative effects on our relationships with our stockholders, employees, customers, suppliers and other business partners, and stockholder litigation could be brought against us. We will have incurred significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, from which we will receive little or no benefit if the Merger is not completed, and we could be required to pay Parent a termination fee under specified circumstances, as described below. In addition, we may be required to devote significant time and resources to litigation related to any failure to complete the Merger or to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. If the Merger is not completed, we would continue to operate as an independent public company and would remain subject to the risks described in Part I, Item 1A, “Risk Factors” of the 2025 Transition Report, which could be exacerbated by the factors described below under “—General economic, market, political and regulatory conditions could delay or prevent completion of the Merger, reduce the value of the CVRs and adversely affect our business while the Merger is pending.”

Our ability to complete the Merger is subject to certain closing conditions, including the receipt of consents and approvals from our stockholders and governmental entities, that may impose conditions that could adversely affect us or cause the Merger to be abandoned.
Completion of the Merger is subject to certain closing conditions, including, among other things, the adoption of the Merger Agreement by our stockholders, the expiration or termination of the applicable waiting period (and any extension thereof) under the HSR Act, the receipt of required governmental consents and approvals and the making of required governmental filings in specified jurisdictions, and the absence of any legal restraint remaining in effect prohibiting or making illegal the consummation of the Merger. The waiting period under the HSR Act is scheduled to expire at 11:59 p.m. Eastern Time on November 9, 2026, unless earlier terminated or extended. If we are unable to obtain the requisite stockholder approval or a governmental authority imposes an injunction or other restraint that remains in effect and prohibits the consummation of the Merger, we will not be able to close the Merger. Concurrently with the execution of the Merger Agreement, we and Parent entered into a Voting and Support Agreement, dated September 27, 2026, with each of the stockholders affiliated with Wynnefield Capital, Inc. and each of the stockholders affiliated with Legion Partners Asset Management, LLC, under which such stockholders have agreed, subject to the terms and conditions thereof, to vote their shares in favor of the adoption of the Merger Agreement. However, we cannot assure you that the requisite stockholder approval will be obtained. Further, the granting of regulatory approvals could involve the imposition of additional conditions on the closing of the Merger, and the imposition of such conditions or the failure or delay to obtain regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on us or may result in the failure to close the Merger.
In addition, the obligations of each of the Company, Parent and Merger Sub to complete the Merger are conditioned on specified agreements with Alcon, including Amendment No. 3 effective November 1, 2026, to the Amended and Restated Contract Manufacturing Agreement between Alcon and our subsidiary, Lifecore Biomedical, LLC, remaining in full force and effect. Alcon is not a party to the Merger Agreement; therefore, the satisfaction of this condition is not entirely within our or Parent’s control. The obligation of Parent to consummate the Merger is also conditioned upon, among other things, the accuracy of our representations and warranties (subject to certain materiality exceptions), our compliance in all material respects with our obligations under the Merger Agreement, and the absence of a continuing Material Adverse Effect (as defined in the Merger Agreement). We cannot provide any assurance that the conditions to the consummation of the Merger will be satisfied or waived, or that the Merger will not be abandoned or delayed.
The announcement and pendency of the Merger may create disruption in and uncertainties for our business, which could adversely affect our ability to retain and hire key personnel, our relationships with customers, collaborators, suppliers and other business partners, and our operating results and business generally.
The announcement and pendency of the Merger may create uncertainty among our current and prospective employees, customers, collaborators, suppliers, vendors and other business partners regarding our future operations and business strategy. Our customers and other business partners could attempt to negotiate changes in existing business relationships, consider entering into business relationships with our competitors or other parties, delay or defer decisions concerning existing or prospective business arrangements with us, or terminate their existing business relationships with us during the pendency of the Merger, and competitors may seek to use this uncertainty to their advantage. This uncertainty could be particularly disruptive to our CDMO business, which depends on maintaining long-term customer relationships, satisfying demanding manufacturing, quality and regulatory requirements, and executing development and commercial manufacturing programs for our customers, including programs that we expect to advance toward commercialization in the coming years. Alcon is our largest customer, accounting for 52% of our revenues for the nine months ended September 30, 2026, is the lender under our Term Loan Credit Facility and has committed to provide a portion of Parent's debt financing for the Merger. As a result, any adverse change in our relationship with Alcon could have a disproportionate effect on our business and on the completion of the Merger.

The Merger may also adversely affect our ability to attract, retain and motivate key personnel, including employees with specialized technical, manufacturing, quality assurance and regulatory expertise, who may experience uncertainty regarding their future roles, compensation or employment following completion of the Merger and may seek employment elsewhere. The loss of key personnel could impair our ability to maintain operations, meet customer commitments and execute our business strategy.
In addition, our management and other employees have devoted, and will continue to devote, significant time and attention to matters relating to the Merger, which may divert their attention from our day-to-day operations, the execution of our business plan and other business opportunities. Adverse changes in our relationships with employees, customers, suppliers and other business partners may continue or intensify in the event the Merger is not consummated or is significantly delayed. As a result, there can be no assurance that our business, financial condition and results of operations will not be adversely affected, as compared to prior to the announcement of the Merger Agreement.
While the Merger Agreement is in effect, we are subject to certain restrictions on our business activities.
While the Merger Agreement is in effect, we are required to, and to cause our subsidiaries to, use commercially reasonable efforts to conduct our business in the ordinary course in all material respects and, to the extent consistent therewith, to preserve our business organizations intact and to maintain existing significant business relationships. We are also subject to a variety of specified restrictions on the conduct of our business absent Parent’s prior written consent, which consent may not be unreasonably withheld, conditioned or delayed. These limitations include, among other things, restrictions on our ability to amend our organizational documents, issue or repurchase securities, declare or pay dividends, incur indebtedness (other than limited borrowings under our existing credit facilities), make capital expenditures other than in accordance with our specified capital expenditure budget or make loans or investments, acquire businesses, dispose of material assets or intellectual property, modify, amend or terminate our agreements with Alcon, enter into, modify or terminate other material contracts, increase employee compensation, grant equity awards, hire employees or implement layoffs, and commence or settle legal proceedings, in each case subject to certain exceptions. In particular, we are prohibited under the Merger Agreement from undertaking any equity or debt financing transaction to raise capital to fund the redemption of the Series A Preferred Stock. We also are prohibited from redeeming the Series A Preferred Stock in response to the redemption notices on the December 28, 2026 redemption date or at any time while the Merger Agreement is in effect.
These restrictions could prevent us from making changes to our business, pursuing strategic business opportunities or strategic transactions, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to changing market conditions, customer requirements, competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition. If the Merger is delayed or ultimately not completed, these restrictions may have adversely affected our ability to operate our business and pursue opportunities during the period in which the Merger Agreement was in effect. Further, if the Merger is ultimately not completed, these restrictions will have adversely affected our ability to raise capital during period in which the Merger Agreement was in effect to fund the redemption of the Series A Preferred Stock.
The go-shop period under the Merger Agreement expired without our having received an acquisition proposal, and the Merger Agreement limits our ability to pursue alternatives to the Merger.
The Merger Agreement permitted us and our representatives, from September 27, 2026 until 11:59 p.m. Eastern Time on October 28, 2026, to solicit, initiate or encourage acquisition proposals and to engage in discussions or negotiations with respect to such proposals. That period expired without our having received an acquisition proposal. Although we may continue to consider unsolicited acquisition proposals in limited circumstances prior to the adoption of the Merger Agreement by our stockholders, there can be no assurance that we will receive a Superior Proposal (as defined in the Merger Agreement) or that any alternative transaction will be consummated.

With the expiration of the go-shop period, the Merger Agreement subjects us to customary “no-shop” provisions that, subject to certain exceptions, restrict our ability to solicit, initiate or knowingly encourage third-party proposals relating to alternative transactions or to provide information to or engage in discussions with third parties regarding alternative transactions, and we may furnish non-public information to or engage in substantive discussions or negotiations with a third party that makes an unsolicited acquisition proposal (as defined in the Merger Agreement) only if our Board of Directors determines in good faith, after consultation with its financial advisor and outside legal counsel, that such acquisition proposal constitutes or would reasonably be expected to lead to a Superior Proposal and that the failure to take such actions would reasonably be expected to be inconsistent with the fiduciary duties of our Board of Directors to our stockholders under applicable law, subject to certain exceptions permitting limited preliminary communications. In addition, prior to the adoption of the Merger Agreement by our stockholders, our Board of Directors may change its recommendation that our stockholders adopt the Merger Agreement in connection with a Superior Proposal, and we may terminate the Merger Agreement to enter into an agreement providing for a Superior Proposal, in each case only in certain limited circumstances and only if we pay the company termination fee equal to $9,957,716. Before taking any of these actions, we must provide Parent with at least four business days’ prior notice and negotiate in good faith with Parent, if Parent so wishes, regarding revisions to the Merger Agreement that would cause the proposal to no longer be a Superior Proposal or would otherwise permit our Board of Directors not to change its recommendation, with a new notice period of at least two business days, or the remaining portion of the original notice period, if longer, required for any material amendment, supplement or update to an acquisition proposal or any material change in the facts and circumstances relating to a Change in Circumstance, as applicable. These provisions, together with the termination fee described below, could discourage third parties from making alternative proposals, could result in a third party proposing to pay a lower price than it might otherwise have proposed, and, as a result, may limit our ability to pursue potentially more favorable transactions.
In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could require us to use available cash that would have otherwise been available for general corporate purposes.
The Merger Agreement may be terminated by us or Parent under certain circumstances, including by mutual consent, if a final and nonappealable legal restraint prohibits the Merger, if the Merger has not been consummated by the outside date described above, if our stockholders do not adopt the Merger Agreement, or if the other party breaches its representations, warranties or covenants in a manner that would cause a closing condition to fail, subject to cure rights, and by us, prior to stockholder approval, to enter into an agreement with respect to a Superior Proposal or if Parent fails to complete the Merger when required, and by Parent, prior to stockholder approval, if our Board of Directors changes its recommendation. Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee of $9,957,716 if the Merger Agreement is terminated under specified circumstances described in the Merger Agreement, including in connection with a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement providing for a Superior Proposal. We may also be required to pay the $9,957,716 termination fee if the Merger Agreement is terminated in certain other circumstances after a bona fide acquisition proposal has been made and not publicly withdrawn prior to the earlier of the date of our stockholder meeting and the date of termination of the Merger Agreement and, within 12 months following termination, we consummate or enter into a definitive agreement with respect to an acquisition proposal.

If we are required to pay the termination fee, we may need to use cash that would otherwise have been available to fund our operations, capital expenditures, debt service obligations, redemption of Series A Preferred Stock, or other general corporate purposes, which could materially and adversely affect our financial condition and liquidity, particularly if the Merger is not completed and we continue operating as an independent public company. Although Parent may be required to pay us a reverse termination fee of $16,181,288 if we terminate the Merger Agreement due to Parent’s or Merger Sub’s uncured breach or their failure to complete the Merger when required, and Parent has delivered a limited guarantee from the investors that have committed to provide Parent’s equity financing with respect to certain obligations of Parent, subject to the terms and conditions of that guarantee, there can be no assurance that such fee would be paid in full or would be sufficient to compensate us for the losses we may incur if the Merger is not completed. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn could materially and adversely affect the price of our Common Stock.
We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger, and we may incur additional unexpected costs, charges or expenses whether or not the Merger is consummated.
We have incurred, and will continue to incur, significant non-recurring costs in connection with the Merger, including legal, financial advisory, accounting, consulting and other professional fees, costs associated with preparing and distributing proxy materials and obtaining stockholder approval, and the time and resources devoted to providing cooperation in connection with Parent’s debt financing, subject to Parent’s reimbursement obligations with respect to certain out-of-pocket expenses incurred in connection with such financing cooperation, as well as other transaction-related expenses. We may also incur additional expenses associated with employee retention, operational planning and other activities undertaken in connection with the Merger. There are a number of factors beyond our control that could affect the total amount or the timing of these costs, including the duration of the transaction process and any regulatory, legal or other developments that may arise, and we may incur costs, charges or expenses that we do not currently anticipate. Many of these costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger. If the Merger is not completed, we will have incurred substantial costs that we may not be able to recover, and such expenses could have an adverse impact on our business, financial condition, liquidity and results of operations.
Litigation relating to the Merger could prevent or delay the completion of the Merger or otherwise negatively impact our business, financial condition and results of operations.
Although litigation is common in connection with acquisitions of public companies in the U.S., regardless of any merits related to the underlying acquisition, lawsuits relating to the Merger may be brought against us, our directors or officers, or the other parties to the Merger Agreement and their respective directors, managers or officers, including claims challenging the Merger, the process undertaken by our Board of Directors or the adequacy of our disclosures relating to the Merger. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any pending litigation relating to the Merger. One of the conditions to the closing of the Merger is that no court or other governmental authority of competent jurisdiction has enacted, issued or entered any law or order that remains in effect and enjoins or otherwise prohibits the consummation of the Merger. If any plaintiff were successful in obtaining an injunction prohibiting the completion of the Merger, such injunction may delay or prevent the completion of the Merger. The outcome of any such litigation is uncertain, and we may not be successful in defending against any such claims. We may incur significant costs relating to the defense or settlement of any such lawsuits, including costs associated with the indemnification of our directors and officers, and any such litigation could divert management’s attention from our business. In addition, under the Merger Agreement, we may not settle any stockholder litigation relating to the Merger without Parent’s consent, which may not be unreasonably withheld, conditioned or delayed. This restriction may limit our ability to resolve any such litigation on terms we consider favorable. Any such litigation could have an adverse effect on our business, financial condition and results of operations and could prevent or delay the completion of the Merger.

Holders of our Common Stock, Series A Preferred Stock and certain equity awards cannot be certain of the value of the consideration they may receive in the Merger because the value of the CVR payments is uncertain, and the CVRs may expire valueless.
At or prior to the effective time of the Merger, Parent, the Company and a rights agent will enter into a Contingent Value Rights Agreement (the “CVR Agreement”). The holders of CVRs will include former holders of our Common Stock, former holders of our Series A Preferred Stock and former holders of certain of our stock options, RSUs and PSUs. Each CVR will represent the right to receive an allocated share, in cash, of up to three contingent payments of up to $160 million in the aggregate (subject to the litigation adjustment described below), without interest and less any applicable tax withholding, upon the achievement by Parent, the Company and their respective subsidiaries of the following milestones:
•a payment of $30 million if, for calendar year 2028, there are (a) revenues of at least $120 million from customers other than Alcon and its affiliates and (b) either (i) revenues of at least $54 million from Alcon and its affiliates or (ii) aggregate revenues of at least $174 million from all customers;
•a payment of $45 million if, for calendar year 2029, there are (a) revenues of at least $175 million from customers other than Alcon and its affiliates and (b) either (i) revenues of at least $53 million from Alcon and its affiliates or (ii) aggregate revenues of at least $228 million from all customers; and
•a payment of $85 million if, for calendar year 2030, Consolidated EBITDA (as defined in the CVR Agreement) is at least $120 million.
The CVR Agreement provides for partial payments with respect to the 2028 and 2029 milestones if performance exceeds certain threshold amounts and other specified conditions are met, and, if the full 2029 milestone payment is earned, for a catch-up of any unpaid portion of the 2028 milestone payment, in each case subject to the terms and conditions of the CVR Agreement. Milestone payments will be allocated first to holders of CVRs issued in respect of our Common Stock and equity awards until each such holder has received a specified catch-up amount, and thereafter among all CVR holders, and the milestone payments may be increased or decreased by up to $10 million in the aggregate based on the outcome of specified litigation identified in the CVR Agreement, if such litigation is finally resolved by December 31, 2030. As a result, the amount payable per CVR will vary among holders and cannot be determined at this time.
Assuming full performance milestone payments of $160 million in the aggregate and no adjustment to the milestone payment amount for specified litigation and based upon the number of shares of Common Stock and Company equity awards outstanding as of the date of the Merger Agreement, holders of Common Stock may receive up to $3.39 per Common Stock CVR, subject to the terms and conditions of the CVR Agreement. Assuming full performance milestone payments of $160 million in the aggregate and no adjustment to the milestone payment amount for specified litigation and based upon an assumed number of shares of Series A Preferred Stock outstanding as of December 31, 2026 and the number of Common Stock into which such shares of Series A Preferred Stock would then be convertible, holders of Series A Preferred Stock may receive up to $3.14 per Preferred Stock CVR, subject to the terms and conditions of the CVR Agreement.

There can be no assurance that any payments will be made with respect to the CVRs, or regarding the amount or timing of any such payment. Achievement of the milestones will depend on numerous factors, including the future performance of our business, customer demand, the timing and success of customer programs, manufacturing operations, competitive conditions, our relationship with Alcon and the general economic, market, political and regulatory conditions described below, many of which are outside the control of CVR holders. Following the closing of the Merger, Parent and its affiliates will have the power and right to control all aspects of our business and operations. Although the CVR Agreement prohibits Parent and the Company from taking any action with the primary purpose of avoiding or reducing any milestone payment, neither Parent nor any of its affiliates will owe any fiduciary duty or similar duty to CVR holders, and the CVR Agreement does not impose any obligation on Parent to achieve any milestone. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not be registered with the SEC or listed on any securities exchange, will not have any voting or dividend rights, and will not represent any equity or ownership interest in Parent, the Company or any of their affiliates. Accordingly, the right of any holder to receive any future payment on or derive any value from the CVRs will be contingent solely upon the achievement of the milestones or the requirements for partial milestone payments within the time periods specified in the CVR Agreement, and if the requirements for neither full nor partial milestone payments are met for any reason, no payments will be made under the CVRs, the CVRs will expire valueless, and the total consideration ultimately received by our securityholders in connection with the Merger may be limited to the cash consideration payable at closing.
General economic, market, political and regulatory conditions could delay or prevent completion of the Merger, reduce the value of the CVRs and adversely affect our business while the Merger is pending.
The completion of the Merger and our business while the Merger is pending are subject to uncertainties relating to industry, market, economic, political and regulatory conditions, many of which are beyond our control. For example, adverse developments in the pharmaceutical and biotechnology industries, including changes in demand for the injectable products we manufacture, our customers’ access to funding or the timing of their regulatory approvals, could adversely affect our results of operations during the pendency of the Merger and, to the extent they disproportionately affect us compared to other participants in our industry, our ability to satisfy the closing condition relating to the absence of a continuing Material Adverse Effect. Volatility or disruption in the financial or credit markets could also affect the availability or cost of debt financing, and although the consummation of the Merger is not subject to a financing condition, Parent’s debt financing commitments are subject to customary conditions, and any failure of Parent to obtain the financing could delay or prevent completion of the Merger.
Changes in future interest rates could affect the cost of financing the Merger, the market price of our Common Stock and our own financing costs. If the Merger is not completed, we would continue to be subject to significant indebtedness under the Term Loan Credit Facility, which matures on May 22, 2029, and continue to be subject to redemption obligations in respect of the Series A Preferred Stock, and changes in interest rates and credit market conditions could adversely affect our ability to refinance that indebtedness, the cost of any borrowings under the Revolving Credit Facility or the cost of any additional indebtedness. Similarly, political developments, including changes in trade policy and tariffs, government shutdowns or changes in the priorities or staffing of federal agencies, could affect the timing of the expiration or termination of the waiting period under the HSR Act, the receipt of other required governmental approvals, or the regulatory environment in which we and our customers operate.

Changes in tax and other laws, regulations, rates and policies, or in their interpretation, could also adversely affect us, the Merger or the holders of our securities. For example, changes in U.S. federal or state tax law could affect the tax consequences of the Merger to holders of our securities, including with respect to the receipt of CVRs, the timing and character of which may be uncertain, and changes in laws or regulations applicable to our CDMO business, including current Good Manufacturing Practice requirements, could increase our compliance costs or affect our customers’ programs and, as a result, our ability to achieve the CVR milestones. Any of these factors, individually or in the aggregate, could delay or prevent completion of the Merger, reduce or eliminate the value of the CVRs, or materially and adversely affect our business, financial condition, results of operations and the market price of our Common Stock, and could exacerbate the other risks described in this Item 1A and in Part I, Item 1A, “Risk Factors” of the 2025 Transition Report.

Item 2.    Unregistered sales of equity securities and use of proceeds
None.
Item 3.    Defaults upon senior securities
None.
Item 4.    Mine safety disclosures
Not applicable.
Item 5.    Other information
Rule 10b5-1 trading plans
During the three months ended September 30, 2026, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Exhibit Title
2.1
Agreement and Plan of Merger, by and among Lifecore Inc., Hazel Merger Sub, Inc. and Lifecore Biomedical, Inc. dated as of September 27, 2026, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 2026.

10.1
Voting and Support Agreement, entered into as of September 27, 2026, by and among Lifecore Inc., Lifecore Biomedical, Inc. and Wynnefield Stockholders identified therein, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 2026.

10.2
Voting and Support Agreement, entered into as of September 27, 2026, by and among Lifecore Inc., Lifecore Biomedical, Inc. and Legion Stockholders identified therein, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 28, 2026.

10.3+	Amendment No. 3, dated September 24, 2026 and effective November 1, 2026, to Amended and Restated Contract Manufacturing Agreement, by and between Alcon Research, LLC and Lifecore Biomedical, LLC.†
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH+	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+    Filed herewith.
†    Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10)
**    Information is furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

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
Date:    November 4, 2026